Form 10-Q
period 1999-09-30
TRIZETTO GROUP INC
filed 1999-11-19
CIK 1092458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                                   (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                         Commission File Number: 0-27501


                            THE TRIZETTO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      33-0761159
   (State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)


                              567 SAN NICOLAS DRIVE
                                    SUITE 360
                         NEWPORT BEACH, CALIFORNIA 92660
                     ---------------------------------------
                     (Address of principal executive office)

                                 (949) 718-4940
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

There were 19,802,181 shares of the issuer's common stock, par value $.001 per share, outstanding as of October 31, 1999.

                            THE TRIZETTO GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I -  FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements:

                  Condensed Consolidated Balance Sheets -as of
                  September 30, 1999 (unaudited) and December 31, 1998                      3

                  Unaudited Condensed Consolidated Statements of Operations
                  for the three months and nine months ended September 30, 1999
                  and 1998                                                                  4

                  Unaudited Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1999 and 1998                     5

                  Notes to Unaudited Condensed Consolidated Financial Statements            6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         10

Item 3 - Quantitative and Qualitative Disclosures about Market Risks                       18

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                                         19

Item 6 - Exhibits and Reports on Form 8-K                                                  20

SIGNATURES                                                                                 21

                            THE TRIZETTO GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            1999           1998
                                                                        -------------   ------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $  1,834        $ 3,681
    Accounts receivable, net                                                 4,984          3,083
    Prepaid expenses and other current assets                                  812            219
    Income tax receivable                                                       --            406
    Deferred taxes                                                             885            191
                                                                          --------        -------
        Total current assets                                                 8,515          7,580

Property and equipment, net                                                  6,025            989
Other assets                                                                    87            115
Goodwill and other intangible assets, net                                    4,592             36
                                                                          --------        -------
        Total assets                                                      $ 19,219        $ 8,720
                                                                          ========        =======

LIABILITIES, MANDITORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Short-term note payable                                               $    903        $    52
    Capital lease obligations, current                                         554             28
    Accounts payable                                                         1,235             95
    Accrued liabilities                                                      4,676          1,815
    Income taxes payable                                                        77             --
    Deferred revenue                                                            80             --
                                                                          --------        -------
        Total current liabilities                                            7,525          1,990

Long-term notes payable                                                        530             --
Note payable to related party                                                  390            520
Capital lease obligations                                                    1,014            125
Deferred taxes                                                                 362            377
                                                                          --------        -------
        Total liabilities                                                    9,821          3,012
                                                                          --------        -------

Manditorily redeemable convertible preferred stock:
Series A preferred stock                                                     6,449          6,449
                                                                          --------        -------
Series B preferred stock                                                     4,483             --
                                                                          --------        -------

Stockholders' deficit:
Common stock                                                                    10              9
Additional paid-in capital                                                   8,790            940
Notes receivable from stockholders                                             (41)          (741)
Deferred stock compensation                                                 (6,213)          (460)
Accumulated deficit                                                         (4,080)          (489)
                                                                          --------        -------
        Total stockholders' decifit                                         (1,534)          (741)
                                                                          --------        -------
            Total liabilities, manditorily redeemable convertible
             preferred stock and stockholders' deficit                    $ 19,219        $ 8,720
                                                                          ========        =======


See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          -------------------    --------------------
                                                           1999        1998        1999        1998
                                                          -------     -------    --------     -------
Revenues:
    Recurring revenue                                     $ 5,640     $ 1,447    $ 11,841     $ 4,037
    Consulting revenue                                      3,386       1,951       9,894       4,414
                                                          -------     -------    --------     -------
Total revenues                                              9,026       3,398      21,735       8,451
                                                          -------     -------    --------     -------

Cost of revenues:
    Recurring revenue                                       5,328       1,119      10,366       2,781
    Consulting revenue                                      2,614         924       6,723       2,508
                                                          -------     -------    --------     -------
Total cost of revenues                                      7,942       2,043      17,089       5,289
                                                          -------     -------    --------     -------

Gross profit                                                1,084       1,355       4,646       3,162
                                                          -------     -------    --------     -------

Operating expenses:
    Research and development                                  741         257       1,181         849
    Selling, general and administrative                     2,275         825       5,373       1,998
    Amortization of deferred stock compensation               412           4         627           4
    Write-off of acquired in-process technology                --          --         484          --
                                                          -------     -------    --------     -------
Total operating expenses                                    3,428       1,086       7,665       2,851
                                                          -------     -------    --------     -------

Income (loss) from operations                              (2,344)        269      (3,019)        311

Interest income                                                44          69         120         129
Interest expense                                               77          16         177          41
                                                          -------     -------    --------     -------

Income (loss) before provision for (benefit of) income
    taxes                                                  (2,377)        322      (3,076)        399

Provision for (benefit of) income taxes                      (209)        186        (181)        231
                                                          -------     -------    --------     -------

Net income (loss)                                         $(2,168)    $   136    $ (2,895)    $   168
                                                          =======     =======    ========     =======

Net income (loss) per share:
    Basic                                                 $ (0.28)    $  0.03    $  (0.42)    $  0.03
                                                          =======     =======    ========     =======

    Diluted                                               $ (0.28)    $  0.01    $  (0.42)    $  0.01
                                                          =======     =======    ========     =======

Shares used in computing net income (loss) per share:
    Basic                                                   7,730       4,811       6,848       4,980
                                                          =======     =======    ========     =======

    Diluted                                                 7,730      13,852       6,848      12,212
                                                          =======     =======    ========     =======


See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                               1999        1998
                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(2,895)    $   168
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Provision for doubtful accounts                              490         100
     Amortization of deferred stock compensation                  627           4
     Write-off of acquired in-process technology                  484          --
     Forgiveness of note receivable                                32          --
     Stock compensation                                            53          --
     Deferred taxes                                              (709)         --
     Loss on disposal of property and equipment                    --         114
     Depreciation and amortization                              1,229         117

Changes in operating assets and liabilities:
     Accounts receivable                                       (1,890)     (1,720)
     Prepaid expenses and other current assets                   (601)         84
     Income tax receivable                                        406          --
     Accounts payable                                           1,008         268
     Accrued liabilities                                        2,782       1,216
     Deferred revenue                                              80        (248)
     Other long-term assets                                        11         (18)
                                                              -------     -------
Net cash provided by operating activities                       1,107          85

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and software licenses       (2,235)       (617)
Purchase of MedPartners' assets                                (2,630)         --
Acquisitions, net of cash acquired                             (1,238)         --
                                                              -------     -------
Net cash used in investing activities                          (6,103)       (617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             --           9
Proceeds from issuance of manditorily redeemable
 convertible preferred stock, net                               4,483       5,950
Repurchases of common stock                                        --        (720)
Proceeds from issuance of notes payable                            --          --
Payments on notes payable                                        (579)        (28)
Payments on line of credit                                       (265)         --
Principal payments on capital leases                             (279)         --
Deferred issuance costs                                          (247)         --
Issuance of notes receivable                                       --        (320)
Repayment of notes receivable                                      30          --
Proceeds from exercise of employee stock options                    6          --
                                                              -------     -------
Net cash provided by financing activities                       3,149       4,891
                                                              -------     -------

Net increase (decrease) in cash and short-term investments     (1,847)      4,359
Cash and short-term investments, beginning of period            3,681         773
                                                              -------     -------
Cash and short-term investments, end of period                $ 1,834     $ 5,132
                                                              =======     =======


See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


1.  BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any future period. These financial statements and notes should be read in conjuction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-84533) which was declared effective by the Securities and Exchange Commission on October 7, 1999.

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


2.  COMPUTATION OF INCOME (LOSS) PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The following is a reconciliation of the numerator (net income (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------     -------    --------     -------
BASIC:
  Net income (loss) ..........................    $ (2,168)    $   136    $ (2,895)    $   168
                                                  --------     -------    --------     -------
  Weighted average common shares outstanding .       7,730       4,811       6,848       4,980
                                                  --------     -------    --------     -------
  Net income (loss) per share ................    $  (0.28)    $  0.03    $  (0.42)    $  0.03
                                                  ========     =======    ========     =======

DILUTED:
  Net income (loss) ..........................    $ (2,168)    $   136    $ (2,895)    $   168
                                                  --------     -------    --------     -------
  Weighted average common shares outstanding .       7,730       4,811       6,848       4,980
  Preferred stock ............................          --       4,196          --       2,367
  Options to purchase common stock ...........          --         439          --         147
  Common stock subject to repurchase .........          --       4,406          --       4,718
                                                  --------     -------    --------     -------
  Total weighted common stock and common stock
     equivalents .............................       7,730      13,852       6,848      12,212
                                                  --------     -------    --------     -------
  Net income (loss) per share ................    $  (0.28)    $  0.01    $  (0.42)    $  0.01
                                                  ========     =======    ========     =======

ANTIDILUTIVE SECURITIES:
  Preferred stock ............................       6,276          --       6,276          --
  Options to purchase common stock ...........       2,611          --       2,012          --
  Common stock subject to repurchase .........       1,703          --       2,898          --
  Warrants ...................................          --         163          --         163
                                                  --------     -------    --------     -------
                                                    10,590         163      11,186         163
                                                  ========     =======    ========     =======

3.  COMPREHENSIVE INCOME

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. For all periods presented, there were no material differences between comprehensive and net income.

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4.  STOCKHOLDERS' EQUITY

Warrants

    In August 1999, the warrant to purchase 162,595 shares of common stock was exercised raising proceeds of approximately $130,000.

5.  SUPPLEMENTAL CASHFLOW DISCLOSURES

                                                       NINE MONTHS
                                                          ENDED
                                                      SEPTEMBER 30,
                                                      -------------
                                                       1999    1998
                                                      -----    ----
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest                                   51     --
Cash paid for income taxes                               42     --
NONCASH INVESTING AND FINANCING ACTIVITIES
  Assets acquired through capital lease               1,694    160
  Deferred stock compensation                         6,380     --
  Issuance of notes payable to acquire software
     and software license                             1,690     --
  Common stock issued for Creative Business
     Solutions                                        1,146     --
  Notes payable issued for Creative Business
     Solutions                                          270     --
  Repurchase of shares in exchange for
     stockholder notes receivable                       700     --
  Common stock issued to purchase assets of
     Management and Technology Solutions, Inc           140     --


6. INITIAL PUBLIC OFFERING

    The Company effected a registration with the Securities and Exchange Commission on Form S-1, as amended, Registration No. 333-84533 (the "Registration Statement"), whereby the Company registered up to 4,830,000 shares of its Common Stock. On October 7, 1999 the Registration Statement was declared effective by the Securities and Exchange Commission. On October 8, 1999, the Company completed its initial public offering of 4,480,000 shares of Common Stock, including 360,000 shares in connection with the exercise of underwriters' over-allotment option, at a price of $9.00 per share, that raised approximately $36.5 million, net of underwriting discounts, commissions and other offering costs. In addition, in connection with the offering, 350,000 shares of Common Stock of the Company were sold by a selling stockholder at $9.00 per share, for which the Company received no proceeds. Upon the closing of the offering, all of the Company's manditorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

7. DEFERRED COMPENSATION

    As of September 30, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $6.9 million, representing the difference between the deemed fair value of the common stock, as determined for accounting purposes, and the exercise price of the options at the day of grant. Of this amount, $22,000 has been amortized in 1998, and approximately $627,000 has been amortized in the first nine months of 1999. The Company amortizes deferred compensation over the vesting period of the underlying options.

8. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of remotely hosted third party and proprietary software applications and related services for use in the healthcare industry. We host software applications from leading software vendors, including Epic Systems, Inc., Medic Computer Systems, Inc., Medical Manager Corporation and McKesson HBOC, Inc., by operating and maintaining such applications at our Customer Connectivity Centers. We also offer HealthWeb, an Internet-browser based application that serves as a portal for the exchange of information and services over the Internet. HealthWeb is designed to facilitate the exchange of information and to enable e-commerce among all constituents of the healthcare industry. Through our Professional Services Group, we offer business operations and applications integration consulting services, including information technology assessment and software implementation design and development. Our customers primarily consist of provider groups, physician practice management companies, and managed care organizations such as health maintenance organizations, preferred provider organizations and third party administrators.

    Our revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via consulting agreements. Since inception, the relative percentages of consulting revenue and recurring revenue were 49% and 51%, respectively. As we sign additional multi-year application services contracts, we expect the relative percentage of recurring revenue to increase.

    Recurring revenue is subscription based and billed on a monthly basis over a contract term of typically three to five years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring revenue is recognized ratably over the term of the contract, and cash received in excess of revenue recognized is recorded as deferred revenue. Consulting revenue is billed on either a time and materials or a fixed fee basis, and is recognized as the consulting services are performed.

    Cost of revenues are those costs related to the products and services we provide to our customers, and costs associated with the operation and maintenance of our Customer Connectivity Centers. These costs include salaries and related expenses for consulting personnel, Customer Connectivity Centers personnel, customer support personnel, application software license fees, telecommunications and maintenance costs.

    Research and development expenses are salaries and related expenses associated with the development of technologies, applications and services and include compensation paid to engineering personnel and fees to outside contractors and consultants.

    Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services. We anticipate that sales, general and administrative costs will continue to increase in absolute dollars as we add sales, marketing and administrative personnel, increase our marketing and promotional activities and incur costs related to being a public company, such as directors' and officers' insurance premiums and professional fees.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998 -

    REVENUES. Total revenues in the third quarter of 1999 increased $5.6 million, or 166%, to $9.0 million from $3.4 million in 1998. The majority of this increase was due to the overall growth in both recurring revenue and consulting revenue throughout the three month period ended September 30, 1999. Additionally, the acquisition of Creative Business Solutions and HealthWeb Systems in February 1999 generated approximately $0.9 million in incremental revenue in the third quarter of 1999.

    Recurring revenue in the third quarter of 1999 increased $4.2 million, or 290%, to $5.6 million from $1.4 million for the same period in 1998. Of this increase, $3.2 million represented the incremental revenue generated as a result of our May 1999 agreement to provide hosted information technology services to MedPartners with respect to 67 groups. The remaining increase was primarily due to obtaining our first hosted managed care application services customer in March 1999.

    Consulting revenue in the third quarter of 1999 increased $1.4 million, or 74%, to $3.4 million from $2.0 million for the same period in 1998. This increase reflected an overall increase in demand for our consulting services throughout the three months ended September 30, 1999.

    COST OF REVENUES. Cost of revenues for the three months ended September 30, 1999 increased $5.9 million, or 289%, to $7.9 million from $2.0 million for the same period in 1998. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisition of Creative Business Solutions and HealthWeb Systems in February 1999. As a percentage of total revenues, cost of revenues approximated 88% in the third quarter 1999 and 60% in the third quarter 1998.

    Cost of recurring revenue in the third quarter of 1999 increased $4.2 million, or 376%, to $5.3 million from $1.1 million in 1998. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the MedPartners contract signed in May 1999. Additionally, incremental infrastructure costs were required in the third quarter of 1999 to support our transition from our former data center to our new Customer Connectivity Center in Englewood, Colorado. As a percentage of recurring revenue, cost of recurring revenue approximated 95% in the third quarter of 1999 and 77% in the third quarter of 1998.

    Cost of consulting revenue in the third quarter of 1999 increased $1.7 million, or 183%, to $2.6 million from $924,000 in the third quarter of 1998. This increase was due to incremental costs required to support increasing demand for our consulting services in the three months ended September 30, 1999. As a percentage of consulting revenue, cost of consulting revenue approximated 77% in the third quarter of 1999 and 47% in the third quarter of 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 1999 increased $484,000, or 188%, to $741,000 from $257,000 for the same period in 1998. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 8% in the third quarter of 1999 and 8% in the third quarter of 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 1999 increased $1.5 million, or 176%, to $2.3 million from $825,000 for the same period in 1998. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 25% in the third quarter of 1999 and 24% in the third quarter of 1998.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $408,000 in the third quarter of 1999 to $412,000 from $4,000 for the same period in 1998. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees.

    INTEREST INCOME. Interest income in the third quarter of 1999 decreased $25,000, or 36%, to $44,000 from $69,000 for the same period in 1998. The decrease was due to the decrease in cash available for investing.

    INTEREST EXPENSE. Interest expense in the third quarter of 1999 increased $61,000, or 381%, to $77,000 from $16,000 for the same period in 1998. The increase was due to interest paid on notes payable issued in February 1999 in connection with our purchase of HealthWeb and Creative Business Solutions, capital lease obligations and notes payable in connection with our purchase of software applications licenses.

    PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax for the three months ended September 30, 1999 decreased $395,000, or 212%, to an income tax benefit of $209,000 from an income tax provision of $186,000 for the same period in 1998. The income tax benefit was primarily due to increased losses for both book purposes and tax purposes in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 -

    REVENUES. Total revenues in the first nine months of 1999 increased $13.2 million, or 157%, to $21.7 million from $8.5 million in the first nine months of 1998. The majority of this increase was due to the overall growth in both recurring revenue and consulting revenue throughout the nine month period ended September 30, 1999. Additionally, the acquisition of Creative Business

Solutions and HealthWeb Systems in February 1999 generated approximately $2.4 million in incremental revenue for the first nine months of 1999.

    Recurring revenue in 1999 increased $7.8 million, or 193%, to $11.8 million from $4.0 million for the same period in 1998. Of this increase, $6.2 million represented the incremental revenue generated as a result of our May 1999 agreement to provide hosted information technology services to MedPartners with respect to 67 groups. The remaining increase was primarily due to obtaining our first hosted managed care application services customer in March 1999.

    Consulting revenue in the first nine months of 1999 increased $5.5 million, or 124%, to $9.9 million from $4.4 million for the same period in 1998. This increase reflected an overall increase in demand for our consulting services throughout the first nine months of 1999.

    COST OF REVENUES. Cost of revenues in the first nine months of 1999 increased $11.8 million, or 223%, to $17.1 million from $5.3 million in the first nine months of 1998. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisition of Creative Business Solutions and HealthWeb Systems in February 1999. As a percentage of total revenues, cost of revenues approximated 79% in 1999 and 63% in 1998.

    Cost of recurring revenue in the first nine months of 1999 increased $7.6 million, or 273%, to $10.4 million from $2.8 million in the first nine months of 1998. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the MedPartners contract signed in May 1999. Additionally, incremental infrastructure costs were required in the first nine months of 1999 to support our transition from our former data center to our new Customer Connectivity Center in Englewood, Colorado. As a percentage of recurring revenue, cost of recurring revenue approximated 88% for the first nine months of 1999 and 69% for the same period in 1998.

    Cost of consulting revenue in the first nine months of 1999 increased $4.2 million, or 168%, to $6.7 million from $2.5 million in the first nine months of 1998. This increase was due to incremental costs required to support increasing demand for our consulting services in the first nine months of 1999. As a percentage of consulting revenue, cost of consulting revenue approximated 68% for the first nine months of 1999 and 57% for the same period in 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 1999 increased $332,000, or 39%, to $1.2 million from $849,000 for the same period in 1998. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 5% for the first nine months of 1999 and 10% for the same period in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first nine months of 1999 increased $3.4 million, or 169%, to $5.4 million from $2.0 million for the same period in 1998. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 25% for the first nine months of 1999 and 24% for the same period in 1998.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $623,000 in the first nine months of 1999 to $627,000 from $4,000 for the same period in 1998. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees.

    WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Our acquisition of Creative Business Solutions and HeathWeb Systems in February 1999 resulted in an excess of purchase price over the fair market value of the assets purchased and liabilities assumed of $2.5 million. Of this amount, $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the nine months ended September 30, 1999.

    INTEREST INCOME. Interest income in the first nine months of 1999 decreased $9,000, or 7%, to $120,000 from $129,000 in the first nine months of 1998. The decrease was due to the decrease in cash available for investing.

    INTEREST EXPENSE. Interest expense in the first nine months of 1999 increased $136,000, or 332%, to $177,000 from $41,000 for the same period in 1998. The increase was due to interest paid on notes payable issued in February 1999 in connection with our purchase of HealthWeb and Creative Business Solutions, capital lease obligations and notes payable in connection with our purchase of software applications licenses.

    PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax in the first nine months of 1999 decreased $412,000, or 178%, to an income tax benefit of $181,000 from an income tax provision of $231,000 for the same period in 1998. The income tax benefit was primarily due to increased losses for both book purposes and tax purposes in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through a combination of cash from operations and private financings. The increase in operating cash in the nine months ended September 30, 1999 was due primarily to growth in our operations, specifically increases in net income after considering non-cash expenses and normal fluctuations in working capital, increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable.

    The increase in cash used in investing activities in the nine months ended September 30, 1999 was primarily the result of our acquisition of $2.6 million of hardware, furniture and fixtures and software licenses from MedPartners in May 1999, our acquisition of $1.1 million of software licenses related to the MedPartners agreement signed in May 1999, and the $1.2 million cash portion (net of cash acquired) of our acquisition of HealthWeb and Creative Business Solutions in February 1999

    The decrease in cash provided by financing activities in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily the result of gross proceeds raised in our April 1998 private financing of $6,000,000, compared to the gross proceeds raised in our April 1999 private financing of $4,500,000. The April 1999 proceeds were reduced by payments we made totaling $698,000 to eliminate the line of credit assumed with the Creative Business Solutions acquisition, to pay down notes payable and capital lease obligations. The April 1998 proceeds were reduced by payments we made totaling $1,048,000 consisting of loans made to employees, to repurchase common stock from a former employee and pay down notes payable.

    In March 1999, we entered into a revolving line of credit agreement with a financial institution. The total amount available for borrowings under the line of credit is $1,500,000 and expires in March 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.5%. Interest is payable monthly as it accrues. The credit agreement contains certain covenants that we must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of September 30, 1999 and October 31, 1999, there were no outstanding borrowings on the line of credit. However, we have two outstanding standby letters of credit in the amounts of $85,000 and $38,000 which serve as security deposits for two of our capital leases.

    We believe existing cash balances, cash generated from operations, future borrowings under our line of credit and the proceeds from this offering will be sufficient to meet our working capital and capital requirements for at least the next 12 months.

IMPACT OF THE YEAR 2000

    Many currently installed computer systems and software products are written using two digits rather than four to define the applicable year. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations for any company using such computer systems or software, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid this "Year 2000" issue.

    STATE OF READINESS. We are a fairly new enterprise, and, accordingly, the majority of the software and hardware we use to manage our business has been purchased or developed by us since inception. Generally, hardware and software design within the current decade and the past several years in particular has considered the Year 2000 issue. All of the software codes we have internally developed to manage our network traffic is written with four digits to define the applicable year.

    RISKS. Testing has been completed on our internal information technology systems and non-information technology systems. All of the testing has either been performed by our own personnel or by the original software vendors. We believe that such software is Year 2000 compliant.

    In addition to our internally developed software, we use and license software and hardware developed by third parties. To date, we have not done any testing of such third party software or hardware to determine Year 2000 compliance. We have, however, obtained certifications from our key suppliers of hardware and networking equipment for our data centers that such hardware and networking equipment is Year 2000 compliant. These certifications provide assurance that our hardware and networking equipment are Year 2000 compliant, but may not provide grounds for legal recourse should the certifications prove to be incorrect. Additionally, we have received assurances from the providers of key software applications that their software is Year 2000 compliant. Based upon an initial evaluation of our broader list of software and hardware providers, we are aware that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs, and we will work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

    We also rely on third party network infrastructure providers to gain access to the Internet. If such providers experience business interruptions as a result of their failure to achieve Year 2000 compliance, our ability to provide Internet connections could be impaired, which could have a material adverse effect on our business, results of operations and financial condition. According to a June 1999 article in Health Data Management, the healthcare industry is one of the least prepared industries in the United States. Industry sources cited in this article claim that healthcare software application vendors will discontinue distribution of as many as 1,000 software applications that are not Year 2000 compliant. In addition, many healthcare providers and payors have encountered difficulties when trying to get vendors to respond to Year 2000 compliance inquiries. Many of our customers in the healthcare industry are not Year 2000 compliant, and the impact of widespread customer failure on our systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with healthcare transactions or information, which might expose us to significant potential liability. If customer failures result in the failure of our systems, it could have a material adverse effect on our business, financial condition and operating results. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement our applications and services.

    COSTS. We have incurred approximately $650,000 to date, and we do not anticipate that any future costs associated with our Year 2000 remediation efforts will be material. However, if our customers, our providers of hardware and software, our third party network providers or we fail to remedy any Year 2000 issues, our services and various transactions could be interrupted and we could experience a material loss of revenues that could have a material, adverse effect on our business, financial condition and operating results. We would consider such an interruption to be the most reasonably likely unfavorable result of any failure by us, or failure by the third parties upon which we rely, to achieve Year 2000 compliance. Presently, we believe we are unable to reasonably estimate the duration and extent of any such interruption or quantify the effect it may have on our future revenues.

    CONTINGENCY PLAN. We have yet to complete a comprehensive contingency plan to address the issues that could result from such an event. We are in the process of developing such a plan in the event our ongoing assessment leads us to conclude we have significant exposure based upon the likelihood of such an event.

FORWARD LOOKING STATEMENTS

    This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. Examples of these forward looking statements included, but are not limited to:

    o our ability to enter into direct contracts with medical practice groups formerly associated with MedPartners.

    o   the amount of anticipated increases of our costs and expenses.

    o   the completion and viability of the HealthWeb project.

    o   the cash flow projections of acquired businesses.

    o   the anticipated costs related to Year 2000 issues.

    While these statements made by us are based on our current beliefs and judgment, they are subject to risks and uncertainties that could cause actual results to vary.

    In evaluating such statements, stockholders and investors should specifically consider a number of factors and assumptions, including those discussed in the tax and the financial statements and their accompanied footnotes in this Report and the risk factors detailed from time to time in our filings with the Securities and Exchange Commission. As discussed in the prospectus included in the Form S-1, as amended, Registration Statement effective October 7, 1999, actual results could differ materially from those projected in the forward looking statements as a result of the following factors, among others:

    o   the effectiveness of the implementation of our business plan.

    o   the market's acceptance of our services.

    o   risks associated with management of growth.

    o reliance on third parties to supply software and key components of our services.

    o   the attraction and retention of key employees.

    o the variability of quarterly operating results, including the effects of client purchasing patterns due to Year 2000 issues.

    o   Competitive factors.

    o   Risks associated with acquisitions.

    o Changes in demand for third party products or solutions which form the basis of our service offerings.

    o   Risks associated with rapidly changing technology.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of September 30, 1999, we have not used derivative instruments or engaged in hedging activities.

    The interest payable on our $1.5 million credit facility is variable based on the prime rate, and, therefore, affected by changes in market interest rates. Although as of September 30, 1999, the amount outstanding on our credit facility was zero, letters of credit approximating $125,000 had been written against the credit facility. The line of credit expires in March 2000. Changes in interest rates have no impact on our other debt as all of our other notes are at fixed interest rates between 8% and 10%. We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company effected a registration with the Securities and Exchange Commission on Form S-1, as amended, Registration No. 333-84533 (the "Registration Statement"), whereby the Company registered up to 4,830,000 shares of its Common Stock, On October 7, 1999, the Registration Statement was declared effective by the Securities and Exchange Commission. On October 8, 1999, the Company completed its initial public offering of Common Stock (the "IPO") by consummating the sale of 4,480,000 shares of its Common Stock, including 360,000 shares in connection with the exercise of underwriters' overallotment option, to the underwriters identified in the Registration Statement, Bear, Stearns & Co., Inc., Donaldson, Lufkin & Genrette, Adams, Harkness & Hill, Inc., and WIT Capital Corporation serving as the representatives thereof. The price of the Company's Common Stock was $9.00 per share, less underwriting discounts and commissions of $0.63 per share. The Company received net proceeds of $37.5 million from the sale of the 4,480,000 shares of Common Stock before deducting offering expenses. Effective upon the closing of the IPO, all of the Company's manditorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of the Company's Common Stock.

    In addition, in connection with the offering, 350,000 shares of Common Stock of the Company were sold by a selling stockholder at $9.00 per share, for which the Company received no proceeds.

    In conjunction with completing the IPO, the Company incurred total direct offering expenses of approximately $1.3 million, all of which were payable to third parties. Total net proceeds to the Company from the IPO and the exercise of the over-allotment option, after deducting underwriting discounts and commissions and total direct offering expenses, was $36.2 million.

    As of October 31, 1999, the Company has used a total of approximately $1.8 million of which $985,000 was used for working capital and other general corporate purposes, $390,000 was used to pay down debt, and $425,000 was used for the purchase of property and equipment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The following exhibits are filed as a part of this report:

         Exhibit Number             Description of Exhibit
         --------------             ----------------------

              27.1                  Financial Data Schedule


    (b) Reports on Form 8-K

        The Company did not file any current reports on Form 8-K during the three months ended September 30, 1999.


    There were no other items to be reported under Part II of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE TRIZETTO GROUP,  INC.


Date:  November 19, 1999               By: /s/ MICHAEL S. SUNDERLAND
                                           -------------------------------------
                                           Michael S. Sunderland
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)

                                  EXHIBIT INDEX

Exhibit Number      Description of Exhibit                                  Page
--------------      ----------------------                                  ----
     27.1           Financial Data Schedule