Form 10-K405
period 1999-12-31
TRIZETTO GROUP INC
filed 2000-03-30
CIK 1092458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-27501

                            THE TRIZETTO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0761159
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                        567 SAN NICOLAS DRIVE, SUITE 360
                        NEWPORT BEACH, CALIFORNIA 92660
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, 21,185,407 shares of common stock were outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing price as reported by the Nasdaq National Market) was approximately $848.4 million.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                                    PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   22
Item 3   Legal Proceedings...........................................   22
Item 4   Submission of Matters to a Vote of Security Holders.........   22
                                   PART II
         Market for Registrant's Common Equity and Related
Item 5   Stockholder Matters.........................................   23
Item 6   Selected Financial Data.....................................   26
         Management's Discussion and Analysis of Financial Condition
Item 7   and Results of Operations...................................   28
         Quantitative and Qualitative Disclosures About Market
Item 7A  Risk........................................................   36
Item 8   Financial Statements and Supplementary Data.................   36
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   36
                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........   37
Item 11  Executive Compensation......................................   40
         Security Ownership of Certain Beneficial Owners and
Item 12  Management..................................................   45
Item 13  Certain Relationships and Related Transactions..............   46
                                   PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
Item 14  8-K.........................................................   48
SIGNATURES...........................................................   53

                                     PART I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "FORECASTS", "EXPECTS", "PLANS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW UNDER THE CAPTION "RISK FACTORS." THESE FACTORS MAY CAUSE OUR ACTUAL EVENTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT.

ITEM 1 -- BUSINESS

COMPANY OVERVIEW

     We enable electronic business for the healthcare industry as a software application services provider and a healthcare Internet portal, supported by our transformation services unit, which provides professional consulting services. By combining hosted software applications with the Internet, we provide a complete technology solution for our customers in the healthcare industry. Our customers primarily include healthcare provider groups, physician practice management companies and managed care organizations such as health maintenance organizations, preferred provider organizations and third party administrators. By offering our software and services on a hosted basis, we are able to provide our customers with comprehensive and cost predictable services with guaranteed service quality, typically through multi-year contracts. By supplying and managing our customers' information technology environments, we eliminate their need to manage and support their own computer systems, networks and software, thus allowing them to concentrate on their primary business.

     We are a leading provider of remotely hosted third party packaged and proprietary software applications and related services for use in the healthcare industry. Through our Customer Connectivity Centers, we remotely operate and maintain applications for our customers on most of the widely used computing, networking and operating platforms. We provide access to our hosted applications either across the Internet or across traditional networks. Our proprietary solutions and methods enable our customers to access our hosted applications using leading internet browsers. We have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare software vendors, including Epic Systems, Inc., Medic Computer Systems, Inc., Medical Manager Corporation, Raintree Systems, Inc., InfoMedtrics, Inc., CTR Business Systems, Inc., McKesson HBOC, Inc., Penchart, and QCSI.

     HealthWeb, our branded healthcare business to business Internet portal and e-Business Applications, is currently being used by providers and a number of payors, is designed to facilitate the exchange of information and to enable e-commerce among all constituents of the healthcare industry. HealthWeb is also designed to integrate and deliver the software applications that we host for our customers though an easy-to-use common Internet browser interface. We are promoting our HealthWeb brand in order to establish its reputation as a leading healthcare e-commerce portal.

     HealthWeb is architected to specifically address the requirements of individual users that we expect will include most types of healthcare professionals and administrative staff. Currently, providers use HealthWeb for day to day office administration activities, access to health plans and communications with patients. Currently, payors use HealthWeb for information exchange with providers and members. We are working on the development of additional features and functionality that will be offered in 2000 and deployed as developed.

     Our Transformation Services Group helps our customers become more efficient in applying and using their information technology. We use our proprietary methodologies to identify information technology solutions that are suitable for our customers. In many cases, these solutions include software applications hosted in our Customer Connectivity Centers as well as our HealthWeb portal and e-applications. Our Transformation Services Group implements selected solutions for which we provide ongoing application services and support.

     Our senior management team averages approximately 14 years of healthcare industry experience. In addition, many members of our board of directors and management team have been responsible for comprehensive execution of information technology functions at leading healthcare entities representing millions of covered-lives and thousands of physicians. Our comprehensive understanding of healthcare business processes, and our experience in the use and delivery of information technologies, enables us to deliver reliable complex hosted software applications and information technology services while maintaining customer satisfaction.

     As of December 31, 1999, we served approximately 129 customers in over 400 sites located throughout the United States. These customers represent over 250,000 healthcare providers and make their services available to over 40 million individuals.

RECENT DEVELOPMENTS

     On March 28, 2000, we entered into an Agreement and Plan of Reorganization with IMS Health Incorporated, a Delaware corporation, under which IMS will merge with and into us. At the closing, we will issue .4655 shares of our common stock for each share of outstanding common stock of IMS. On the date of signing, the transaction was valued at approximately $8.6 billion. Consummation of the merger is subject to the approval of each company's stockholders as well as various third parties and federal agencies.

     On January 11, 2000, we acquired Healthcare Media Enterprises, Inc., a software development business which focuses on web design and business to business portals. The purchase price of approximately $5.8 million consisted of approximately $1.6 million cash and 87,359 shares of our common stock.

OUR SOLUTIONS

     Our solutions are capable of providing our customers with a complete, professionally managed information technology system that includes end-to-end desktop and network connections, primary software applications that help run their day-to-day business, and information access and reporting capabilities to aid in data analysis and decision support. Our solutions allow our customers to integrate different applications and technologies, manage risk and control costs. Our solutions, further enable our customers to take advantage of the high speed, universal access and ease of use of the Internet. Our products and services provide our customers with the following benefits:

     - RAPID DEPLOYMENT AND FLEXIBILITY. By offering hosted software applications that are typically already installed in our Customer Connectivity Center, we are able to rapidly deploy solutions for our customers. Most competing solutions require customers to purchase and install complex and costly desktop, application and networking systems, as well as load and test application software. This conventional approach can be a highly time-consuming process. Rapid deployment of our products and services is intended to allow customers to realize very rapid returns on their information technology expenditures. We offer our customers a large variety of widely used proprietary and non-proprietary software applications without bias to any particular vendor's products, allowing us to configure unique solutions tailored to each customer's needs.

     - REASONABLE, PREDICTABLE COSTS. Our hosted software applications and electronic communication infrastructure services are subscription-based, and are billed monthly over the course of contracts that are generally three to five years in length. The amount paid is based on easily measurable and predictable units of volume such as number of physicians or number of members. Most competitive software and systems sales require customers to budget and incur significant capital expenditures to acquire hardware, operating systems and application software, integration consulting, communication services and training. In addition, customers using in-house solutions are often required to purchase separate ongoing maintenance contracts for all hardware and software, while also incurring unpredictable costs for equipment repairs and upgrades. In contrast, our solutions are typically allocated to operating rather than capital budgets, allowing customers to receive a specified suite of services at a predetermined monthly cost. Our solutions thereby afford customers predictable costs that are consistent with their recognition of revenue.

     - RELIABILITY AND SCALABILITY. We operate our Customer Connectivity Centers on behalf of our customers on a 24 hours a day, seven days a week basis and we employ an information technology management team and staff of over 300 people who are experienced in high-volume production healthcare environments. For many of our customers, the creation and maintenance of a complete, professionally managed information technology system is cost prohibitive. Our solutions and approach bring the benefits enjoyed by the largest healthcare organizations to the remaining majority of healthcare entities. Our centralized Customer Connectivity Centers allow us to rapidly expand our capacity as customer demands increase.

     - LOWER IMPLEMENTATION RISK. In addition to employing a team experienced in operating and supporting applications on a day-to-day basis, we employ approximately 200 professionals who are skilled in implementing, integrating, transforming and testing software applications using our proven methods. These methods have been learned and refined from our extensive experience in systems integration.

     - EASE OF COMMUNICATION AND CONNECTIVITY. We engineer desktop, networking and communication solutions that enable our customers to run modern and legacy applications from a single desktop device, across a common networking environment. Many of our customers do not employ technology professionals experienced in the setup and networking of modern end-user devices like personal computers, network computers and personal digital assistants. We maintain a laboratory to continuously engineer and test third party end-user devices, network servers and application servers, along with desktop and network software releases, to ensure reliable access to and connection with required data and applications.

     - INTERNET ACCESS. Our customers are continuously connected to our Customer Connectivity Centers via high-speed, high-bandwidth electronic communications channels. This enables us to conveniently provide fast and continuous Internet access to each connected desktop that utilizes our Internet browser-based HealthWeb portal over that same communications channel. Because our Customer Connectivity Centers maintain secure high-speed connections to the Internet, we can offer our customers access to informational and commercial transactions on a business-to-business and business-to-person basis.

     - PRESERVATION OF EXISTING INVESTMENT IN LEGACY SYSTEMS. Our solutions allow for the integration of different legacy systems and make such systems more accessible to more users through common browser-based user interfaces. Our solutions therefore allow customers to continue, and in many cases enhance, the use of installed systems rather than replacing them with costly new systems. This benefit is particularly attractive to healthcare entities with significant capital already committed to legacy information technology systems and lack the resources to commit incremental capital.

     - HEALTHCARE AND MANAGED CARE INDUSTRY EXPERTISE. Healthcare software applications and their associated transactions and business processes tend to be complex. Our operational management team is highly experienced in implementing and efficiently operating the information technology and business functions necessary to allow our customers to be competitive in today's dynamic healthcare industry.

OUR PRODUCTS AND SERVICES

  APPLICATION SERVICES PROVIDER

     Our application services represent a subscription-based method for customers to access all or any of the three required information technology components (primary software applications, information access and reporting and electronic communications infrastructure), along with supporting business services. Our customers choose a combination of our product and service offerings that best meet their business requirements, technical needs and pricing requirements, and pay for the delivery of those services on a monthly basis. Our software applications and information technology services provide our customers with a simpler alternative as compared to the creation and on-going operation of an in-house information technology function. Customers may use our applications and services for all or a portion of their information technology and related business service needs.

     We expect to expand our product and service offerings as we continue to develop relationships with additional software application vendors and information technology service partners. The following chart depicts our current software applications and services offered on an application services basis, or in some cases pursuant to a license agreement, classified by the primary information technology component that is being delivered.

     Our licenses for the use of the third party software applications that are included in the following chart are essential to the technology solutions we provide for our customers. The material licenses we currently rely upon vary in duration. Our Medic license is perpetual, subject to prospective termination in the event of a material breach. Our Medical Manager and Great Plains licenses are perpetual unless and until terminated by either party with proper notice. Although the initial three-year term of our Epic license expires on April 30, 2002, the license then becomes automatically renewable for one-year terms. The Epic license may be prospectively terminated during any renewal term with 150 days notice prior to the end of the renewable term. We believe that the durational terms of our software licenses are adequate for our current users of these software applications and that additional licenses can be obtained if needed.

                               CURRENT OFFERINGS

------------------------------------------------------------------------------------------
 PRODUCT/VENDOR               KEY FUNCTIONS DELIVERED
------------------------------------------------------------------------------------------
 ELECTRONIC COMMUNICATIONS INFRASTRUCTURE
------------------------------------------------------------------------------------------
  Access Manager              A combination of hardware and software that allows the
                              customer to access and use numerous software applications.
  Exchange Manager            Provides an interface that effectively translates data from different software applications and enables them to
                              communicate electronically.
  HealthWeb Enablement        Provides the customer with an Internet browser-based overlay on software applications which gives the customer ease of
                              use through point and click capabilities.
------------------------------------------------------------------------------------------
 PRIMARY APPLICATIONS AND SERVICES
------------------------------------------------------------------------------------------
 PROVIDER APPLICATIONS
  Enterprise Manager          Software application that facilitates appointment
                              scheduling, patient registration, visitation tracking,
                              insurance processing, patient bill processing and includes a financial accounting module.
  Epic (various)              Multiple software applications related to physician practice management and financial control, including scheduling,
                              collection of co-payments, tracking of referrals and
                              eligibility, billing and collections, medical records,
                              claims adjudication, accounting and others.
  + Medic                     A practice management system that provides a solution for
                              physicians and group practices. It includes software
                              applications that automate and integrate financial,
                              administrative, claims processing and electronic medical
                              records functions.
  Medical Manager             Fully integrated physician practice management solution
                              which offers support for financial, administrative and
                              clinical needs of physician groups and other providers.
  Raintree Systems            Software application that provides practice management
                              solutions including appointment scheduling, registration,
                              accounts receivable, management and reporting. Application is customizable according to provider's specialty.
  PenChart Suite              Application tool set provides medium and large ambulatory
                              care facilities with an electronic patient record, enabling rapid data entry by clinicians on hand-held wireless tablet computers, with documentation of all aspects of patient
                              encounters, including patient visits, lab results, X-rays, consult notes and prescriptions.
------------------------------------------------------------------------------------------
 PROVIDER BUSINESS SERVICES
  Billing & Collections       Through personnel located in our facilities, we perform
                              billing and collection functions on an outsourced basis.
  Claims Review               Through personnel located in our facilities, we reconcile
                              capitation payments from insurance companies to medical
                              groups and review claims paid for appropriateness and
                              contract terms on an outsourced basis.
------------------------------------------------------------------------------------------
 PAYOR APPLICATIONS
  aQDEN(TM)                   Software application that facilitates relationship
                              management between the dental plan, its members, and the
                              dental providers which manages every line of business in
                              dental care. Features include member management, claims
                              processing, referrals and more.
  Epic Tapestry               Software application that automates the fundamental
                              operations of managed care by providing the following
                              capabilities: enrollment, eligibility, membership
                              management, benefits tracking and inquiry, customer service, referral authorization, provider credentialing, case
                              management and others.
  HBOC Amisys                 A solution that addresses the information management needs of payor- and provider-based organizations that have assumed the financial risk for delivery of healthcare services. This application automates the critical business functions
                              necessary to operate or administer a variety of managed care products.
  HBOC Claimcheck             A comprehensive auditing software system that automatically edits and corrects billing errors to ensure claims are paid appropriately.
  HBOC Code Review            An auditing tool which detects, corrects and documents
                              improper coding of claims by applying the American Medical
                              Association's code criteria to all physician services.
  Health Claims Processing    Software application that includes benefit plan
  System                      administration, enrollment and eligibility, provider
                              contracting, utilization/case management, claims processing, billing and accounts receivable, and customer service.
  MedEVENT(R)                 System that supports provider or payer initiated medical
                              management activities including: referral, utilization and case management, health management program tracking, health risk assessment, cost savings analysis, time tracking,
                              quality improvement process, medical review tracking and
                              production data aggregation and reporting.
------------------------------------------------------------------------------------------

                               CURRENT OFFERINGS

------------------------------------------------------------------------------------------
 PRODUCT/VENDOR               KEY FUNCTIONS DELIVERED
------------------------------------------------------------------------------------------
 PAYOR APPLICATIONS (CONT'D)
------------------------------------------------------------------------------------------
  NCMS(R)                     A software application that manages the development,
                              credentialing and ongoing maintenance of provider networks.
                              Features automated credentialing processes, maintenance of expired documents, verification coding, provider templates, scoring, facility credentialing, provider profiles,
                              delegated audit tracking and committee attendance and
                              activity.
  Plan Manager                Software application that includes benefit plan
                              administration, enrollment and eligibility, provider
                              contracting, utilization/case management, claims processing, billing and accounts receivable, customer service,
                              accounting and finance functions.
  PulseHEDIS                  Software application that produces reports for all
                              administrative measures included in the 2000 HEDIS
                              specifications. Includes plan-specific setup, import and
                              translation and data analysis support. Streamlines reporting and provides support for successful audit completion.
  QMACS(R)                    Software application designed to administer all lines of
                              medical business-Indemnity, PPO and HMO. It facilitates
                              relationship management between the plan, its members, and the medical providers. This includes, but is not limited to, managing complex benefit plans and provider contracts,
                              referrals, utilization management, claims adjudication and payment, call tracking and financial reporting.
------------------------------------------------------------------------------------------
 ADMINISTRATIVE APPLICATIONS
  CIO Workbench               A software application that helps manage and prioritize
                              information services projects.
  Great Plains                General accounting and financial package designed for small to medium size businesses.
  SAP                         General accounting and financial package designed for medium to large size businesses.
------------------------------------------------------------------------------------------
 INFORMATION ACCESS & REPORTING
------------------------------------------------------------------------------------------
 DATA MANAGEMENT
  Data Manager                A data warehousing program that collects and manages data
                              from different sources.
  Healthcare Information      A data repository which merges all financial, clinical and
  Center (TM)                 administrative data across lines of insurance and risk.
                              Facilitates the control of healthcare and disability costs, risks, contract agreements and potential liabilities.
  MedSTOR(R)                  A data warehouse application which produces standardized and ad hoc reports that allow for in depth analysis of a
                              client's business.
------------------------------------------------------------------------------------------

  HEALTHWEB INTERNET PORTAL

     HealthWeb, our healthcare Internet portal and E-Business Applications, is currently being used by providers and a number of payors. HealthWeb serves as a gateway for the exchange of healthcare information and services across the Internet. HealthWeb is designed to enhance single-point desktop access to a variety of application and information resources required to run a healthcare entity. HealthWeb is architecturally designed primarily for use by administrative support personnel who conduct the day-to-day business and clinical operations of healthcare entities. These personnel represent the vast majority of employees in healthcare entities.

     After contracting with a new customer, members of our Transformation Services Group install HealthWeb on the user's computer desktop and customize it per the user's specific requests. The user can choose to have HealthWeb as its default screen that appears when the computer is turned on or if the user continues using its own default screen, HealthWeb appears as an icon that will be activated when the icon is pointed and clicked. Once activated, HealthWeb provides the user with a single screen view of the software applications and information needed to perform daily tasks.

     When using HealthWeb, the user sees various "point and click" choices on the screen grouped under specific categories. For example, providers see categories such as "Services," "Resources," "Facilities" and "Payors." Under "Services," the provider can click a button labeled "Practice Management System" which opens software applications such as Epic or Medic, and allows the user to make appointments, process claims or review other administrative data. Under "Resources," the provider can click a button labeled "Medical Journals" which would take the user to an Internet site containing medical information. Under "Facilities," the provider can click a button labeled "Hospitals" which would produce a list of the hospitals, including phone numbers or directions, which can be distributed to a patient. Under "Payors," the user can click a button that contains the names of insurance carriers. This would link the provider to the insurance carrier's systems over the Internet, which would allow the provider to verify eligibility, benefits, referrals, claim status and other information, as well as messaging with the health plan.

     HealthWeb is designed to work with legacy healthcare applications which do not have "point and click" view screens. We provide our users "point and click" connection to software applications, whether they operate on new or legacy platforms, using any standard Internet browser. We believe that the abandonment of legacy systems will generally not serve the best interests of our customers, especially in light of significant capital outlays customers have recently made in addressing the Year 2000 issues. HealthWeb's proprietary enabling technology to access and connect to these legacy systems allows us to maximize value to our customers while minimizing risks of business interruption.

     HealthWeb also allows customers unlimited Internet access to other healthcare trading partners such as pharmacy and supply companies, to other healthcare entities, to online healthcare data and information content services, to healthcare organizations and associations, to education and training resources and to individuals.

     For those customers who utilize our software applications and information technology services, HealthWeb is designed to be the primary access method to receive those services. For customers who do not utilize our applications and services, HealthWeb is designed to co-exist with their existing software applications and technology environments.

     We plan that the number of offerings available through our HealthWeb healthcare Internet portal will grow, as we continue to develop relationships with additional Internet-capable service and content partners.

  TRANSFORMATION SERVICES GROUP

     Our Transformation Services Group consists of approximately 84 individuals who are available to communicate with our customers on a daily basis to ensure that our customers' information technology systems correspond with their strategic business objectives. Our professional services personnel consult with our customers from our office or work directly with them at their own facilities. Our non-recurring engagements may range from several days to many months. Our services are either billed on a time and materials basis or upon a fixed rate negotiated for a specific project.

     We hire and develop professional services personnel from across the nation to provide non-recurring services to our customers in the major population centers of the United States, as well as to ensure that we have expertise in each of the major segments of the healthcare industry. We anticipate that the number of professional services personnel that we employ, and the number of geographic office locations that we maintain will continue to grow as we expand our Transformation Services Group.

     Since we actively recruit qualified information technology professionals from the healthcare industry, our professional services personnel provide a depth of knowledge and experience specifically focused to address our customers' business and technology needs. The following chart describes the types of professional services we provide.
                            TRANSFORMATION SERVICES

TYPE                          Description
--------------------------------------------------------------------------------

INFORMATION TECHNOLOGY
ASSESSMENT AND STRATEGY
SERVICES We help our customers effectively use information technology by analyzing their business strategies, technical competence, business management processes and abilities to support existing information technology. Based upon the results of our analysis, we help our clients understand their existing level of information technology capability and provide direction to help them achieve competitive advantage by managing their information and data electronically.
--------------------------------------------------------------------------------

VIO(SM) -- VIRTUAL
INFORMATION
OFFICER SERVICES              We provide executive-level information technology
                              professionals for our customers who either do not
                              employ their own information technology management
                              or wish to supplement it. Drawing upon our
                              consultants' considerable experience and depth of
                              knowledge, we provide information technology
                              management services with a greater breadth of
                              expertise than our customers can achieve using
                              their own management resources. These services
                              include the use of our CIO Workbench(SM) products,
                              a collection of our proven information technology
                              management tools and techniques.
--------------------------------------------------------------------------------

INTEGRATION CONSULTING
SERVICES We help our customers install and implement software applications and technology products. Based upon years of project experience, we provide integration non-recurring services that include systems planning, analysis, selection, design, construction, implementation, data conversion, testing, business process development, training development and delivery and systems support. This helps our customers succeed in implementing difficult systems projects.
--------------------------------------------------------------------------------

STAFFING SERVICES             We provide temporary staffing for customers who
                              lack qualified information technology personnel.
                              By utilizing both our own professional services
                              personnel and a national network of contracted,
                              technical specialists, we provide access to
                              specialized technical personnel on both short-term
                              and long-term basis. Personnel placement services
                              are also available through a variety of fee
                              arrangements.
--------------------------------------------------------------------------------

E-COMMERCE SOLUTIONS
SERVICES We assist our customers in developing, deploying and maintaining customized e-commerce applications. Services include systems planning, analysis, design, construction, implementation, data conversion, testing, business process development, training development and delivery and systems support.

SALES AND MARKETING

     We take a consultative approach to selling our services. Our Transformation Services Group, consisting of approximately 84 members, is trained in a proprietary assessment methodology that allows them to quickly and comprehensively analyze our customers' information technology capabilities and requirements. In conjunction with their consulting responsibilities, our Transformation Services Group identifies opportunities to introduce our customers to the broad range of applications and technology solutions available to them. In many cases, these will include applications hosted in our Customer Connectivity Centers as well as HealthWeb and Exchange Manager.

     Our 15 person professional sales force, which is led by a veteran healthcare executive, uses traditional marketing, lead generation and customer qualification techniques to directly sell our hosted products and services to prospective and existing customers. This sales force concentrates specifically on solutions for provider and payor organizations. Our marketing and business development organization focuses on building our corporate brands, including our software applications and information technology services and our healthcare Internet portal. This organization is also responsible for developing and refining our business strategies. In addition, our marketing and business development organization is responsible for the following programs:

     - LEAD GENERATION PROGRAM. This program identifies and qualifies prospective customers through seminars, telemarketing, audio and web casting, direct mail and annual conferences.

     - INDUSTRY MARKETING AND BRAND DEVELOPMENT PROGRAM. This program includes participation in and sponsorship of industry tradeshows and trade media advertising.

     - STRATEGIC BUSINESS ALLIANCES PROGRAM. This program initiates and develops strategic partnerships to implement co-branding, cooperative marketing and distribution relationships.

CUSTOMER SERVICE

     We believe that a high level of support is necessary to maintain long-term relationships with our customers. Our service desk staff provides a wide range of customer support functions. Our customers may contact the service desk via a toll-free number 24 hours a day, seven days a week. The account manager assigned to each of our customers is responsible for proactively monitoring customer satisfaction, exposing customers to additional training and process-improvement opportunities and coordinating issue resolution. We employ functional and technical support personnel who work directly with our account management team and customers to resolve technical, operational and application problems or questions.

     Because we support multiple applications and technology solutions, our functional and technical support staff are grouped and trained by specific application and by application type. These focused staff groups have concentrated expertise that we can deploy as needed to address customer needs. We cross-train employees to support multiple application solutions to create economies-of-scale in our support staff. We further leverage the capabilities of our support staff through the use of sophisticated computer software that keeps track of solutions to common computer and software-related problems. This allows our support staff to learn from the experience of other people within the organization and it reduces the time it takes to solve problems. We have implemented Remedy, a third party software application for tracking the status, and subsequent resolution, of problems that have been reported to our help desk. This allows us to cost-effectively distribute our knowledge base of application problem resolutions to employees and customers. All changes to computer software are coordinated centrally and new versions of software, containing updates and enhancements are released on a regular basis with strict testing and controls. This ensures that the new software functions correctly in the customer's environment. As of December 31, 1999, we had approximately 225 employees and independent contractors providing technical support functions for our customers.

     In addition, we provide business services support for our customers in the areas of claims processing, billing and enrollment, membership services, provider contracting and provider credential verification services. As of December 31, 1999, we had approximately 180 employees and independent contractors providing such support services.

VENDOR PARTNER RELATIONSHIPS

     We maintain relationships with a large and increasing number of software vendors in the healthcare information technology market. These relationships range from perpetual, reusable software licenses and contracts to preferred installer agreements to informal co-marketing arrangements. We enter into relationships with software vendors in order to be able to offer our customers the widest possible variety of solutions tailored to their unique information technology needs. Our relationships with our vendor partners are designed to provide both parties with numerous mutual benefits.

     The benefits for our vendor partners include:

     -  web-enablement of their products;

     -  professional installation and operation of their products;

     -  ease of integration with other third party products and services;

     -  easier software version control;

     -  easier add-on product capability;

     -  lower implementation risk;

     -  enhanced distribution channels;

     -  shorter sales cycle;

     -  lower maintenance and support costs; and

     -  potentially higher margins.

     The benefits for us include:

     -  access to market leading products and technology solutions;

     -  ability to focus on service delivery rather than software development;

     -  co-marketing with industry leading brands;

     -  enhanced distribution channels; and

     -  competitive pricing.

     We are committed to delivering cost-predictable proven solutions to our customers. We evaluate and recommend applications or technologies that most closely match the business requirements, technical needs and price requirements of our customers. We are capable of hosting the leading commercially available healthcare applications on a broad range of operating platforms, and we are able to deploy these applications as required by our customers. Some of our healthcare vendor partners include:

     -  Epic Systems, Inc.;

     -  Medic Computer Systems, Inc.;

     -  Quality Care Solutions, Inc.;

     -  Raintree Systems, Inc.;

     -  CTR Business Systems, Inc.; and

     -  InfoMedtrics, Inc.

     -  McKesson HBOC, Inc.

COMPETITION

     The market for healthcare information services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methodologies, we integrate and deliver packaged software applications, Internet connections, electronic communication infrastructure and information technology consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

     - application services providers, such as USinternetworking, Inc. and Exodus Communications, Inc.;

     - healthcare e-commerce and portal companies, such as Healtheon/WebMD Corporation and CareInsite, Inc.;

     - information technology outsourcing companies, such as Perot Systems Corporation, Computer Sciences Corporation and Electronic Data Systems Corporation;

     - information technology consulting firms, such as Superior Consultant Holdings Corporation, First Consulting Group, Inc. and the consulting divisions of the major accounting firms; and

     - healthcare information software vendors selling products, such as IDX Systems Corporation, McKesson HBOC, Inc., and Cerner Corporation.

     Each of these types of companies can be expected to compete with us within various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our products and services, may enter our markets. In addition, some of our third party software vendors with whom we have licensing agreements may compete with us from time to time by selling software on a stand-alone basis.

     We believe companies in our industry primarily compete based on performance, price, software functionality, customer awareness, ease of implementation and level of service. Although our position in the market as compared to our competitors is difficult to characterize due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors. While our competition comes from many industry segments, we believe no single segment offers the integrated, single-source solution that we provide to our customers.

     To be competitive, we must continue to enhance our products and services, as well as our sales, marketing and distribution channels to respond promptly and effectively to:

     -  changes in the healthcare industry;

     -  constantly evolving standards affecting healthcare transactions;

     -  the challenges of technological innovation and adoption;

     -  evolving business practices of our customers;

     -  our competitors' new products and services;

     - new products and services developed by our vendor partners and suppliers; and

     -  challenges in hiring and retaining information technology professionals.

INTELLECTUAL PROPERTY

     Our intellectual property is important to our business. We rely on certain developed software assets and internal methodologies for performing customer services. Our Transformation Services Group develops and utilizes information technology life-cycle methodology and related paper-based and software-based toolsets to perform customer assessments, planning, design, development, implementation and support services. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. We have no patented technology.

     Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time-consuming and costly.

     We could be subject to intellectual property infringement claims as we expand our product and service offerings and the number of our competitors increases. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay a substantial damage award and be forced to develop noninfringing technology, obtain a license or cease using the applications that contain the infringing technology or content. We may be unable to develop noninfringing technology or content or obtain a license on commercially reasonable terms, or at all.

     We also rely on a variety of technologies that are licensed from third parties to perform key functions. These third party licenses are an essential element of our business as an application services provider. These third party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements and other features until equivalent technology can be licensed or developed. Any such delay could materially adversely affect our ability to attract and retain customers.

TECHNOLOGY

     We operate Customer Connectivity Centers in Englewood, Colorado, Birmingham, Alabama, and Albany, New York. Each center operates with state-of-the-art environmental protection systems to maintain high availability to host systems and wide area network access. Connection to our host application servers and services is provided using the industry-standard TCP/IP protocol. We believe this provides the most efficient and cost-effective transport for information systems services, as well as simplified support and management. Our network connectivity infrastructure eliminates our customers' need to manage and support their own computer systems, network and software. We provide active management for all infrastructure components and server platforms from our Customer Connectivity Center in Englewood, Colorado.

GOVERNMENT REGULATION

     INTERNET REGULATION. There are increasing numbers of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

     INTERNET TAXATION. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although in October 1998 Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

     PRIVACY CONCERNS. The confidentiality of patient records and the circumstances under which records may be released for inclusion in the databases we host are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of this information to implement security measures that may require substantial expenditures by us. For example, the proposed Health Information Modernization and Security Act would establish standards and requirements for the electronic transmission of health information. There can be no assurance that changes to state or federal laws will not materially restrict the ability of healthcare providers to submit information from patient records using our applications.

     FEDERAL AND STATE HEALTHCARE REGULATION. Our software applications, information technology services and healthcare Internet portal are designed to function within the current healthcare financing and reimbursement system. During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our customers. As in the past, healthcare organizations may react to these proposals and the uncertainty surrounding such proposals in ways that could result in a reduction or deferral in the use of our technologies and services. We cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on our business, financial condition or results of operations.

     We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has placed increased scrutiny on billing and collection practices of healthcare providers and related entities and particularly on potential fraudulent billing practices such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for us and our customers. Any of these results could have a material adverse impact on our business, financial condition or results of operations.

     Legislation currently being considered at the federal level could impact the manner in which we conduct our business. The Health Insurance Portability & Accountability Act (HIPAA) of 1996 mandates the use of standard transaction formats, codes sets, identifiers and privacy and security requirements. Publication of transaction standards is currently scheduled for June 2000 and compliance will be required by August 2002. Other regulations will be published in stages after June 2000.

     TriZetto must deliver HIPAA-compliant systems and our clients must be responsible for their overall HIPAA compliance. Our ability to provide HIPAA-compliant applications to our customers through the ASP model could relieve customers of significant application remediation requirements. This potentially represents a significant competitive advantage. Conversely, any failure to become HIPAA-compliant could negatively impact our competitive advantage and involve financial and/or criminal penalties.

     CONSUMER PROTECTION LAWS. In addition, federal and state consumer protection laws may apply to us when we bill patients directly for the cost of physician services provided. Failure to comply with any of these laws or regulations could result in a loss of licensure, or other fines and penalties. Any of these results could have a material adverse impact on our business, financial condition or results of operations.

                                  RISK FACTORS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS.

     We were incorporated in May 1997 and had revenue of $2.5 million for the period from May 27, 1997 (date of inception) to December 31, 1997, $11.4 million for the year ended December 31, 1998 and $32.9 million for the year ended December 31, 1999. Accordingly, we have a limited operating history. Our stockholders must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets. These risks and difficulties include our ability to:

     - respond effectively to the offerings of competitive providers of healthcare information technology and services;

     -  increase awareness and market penetration of our brand;

     -  maintain our existing, and develop new, affiliate relationships;

     -  continue to develop and upgrade our technology; and

     -  attract, retain and motivate qualified personnel.

     We depend on the continued demand for outsourcing of health information technology services, on the growing use of the Internet for advertising, commerce and communication and on favorable general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we should fail to adequately address any of these risks or difficulties, our business would likely suffer.

WE DEPEND ON OUR SOFTWARE APPLICATION VENDOR RELATIONSHIPS, AND IF OUR SOFTWARE APPLICATION VENDORS TERMINATE OR MODIFY EXISTING CONTRACTS OR EXPERIENCE BUSINESS DIFFICULTIES, OR IF WE ARE UNABLE TO ESTABLISH NEW RELATIONSHIPS WITH ADDITIONAL SOFTWARE APPLICATION VENDORS, IT COULD HARM OUR BUSINESS.

     We depend, and will continue to depend, on our licensing and business relationships with our third party software application vendors. Our success depends significantly on our ability to maintain our existing relationships with our vendors and to build new relationships with other vendors in order to enhance our services and application offerings and remain competitive. Although most of our licensing agreements are perpetual or automatically renewable, they are subject to termination in the event that we materially breach such agreements. We cannot assure you that we will be able to maintain relationships with our vendors or establish relationships with new vendors. Our customer satisfaction is also dependent upon the functional uses and reliability of the software, products and services of our application vendors. We cannot assure you that the software, products or services of our third party vendors will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

     Our arrangements with third party software application vendors are not exclusive. We cannot assure you that these third party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially adversely affect our business, financial condition and operating results.

     There are a variety of additional reasons why our relationships with our software application vendors or our ability to establish relationships with additional vendors may be impaired. Vendors may experience business difficulties or enter into bankruptcy. Additionally, they may discontinue service and support of products that we currently offer to our customers. Our software application vendors may participate in industry consolidation that may impact the products they offer, their support services and their willingness to do business with us.

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods depending on a number of factors, not all of which are within our control. The variation in our quarterly operating results could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

     Our services revenue in any quarter depends on our mix of non-recurring and recurring revenue and our ability to meet project milestones and customer expectations. To increase our revenue in any operating period, we must penetrate new markets, expand within existing markets and develop new application and service offerings required by our customers. Our operating results will be harmed if we experience delays in developing new applications and services for our customers or defects in our current applications.

     We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenues, and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

WE HAVE A LIMITED NUMBER OF CUSTOMERS AND RELATIVELY FIXED OPERATING COSTS, AND IF OUR CUSTOMERS TERMINATE OR MODIFY EXISTING CONTRACTS OR EXPERIENCE BUSINESS DIFFICULTIES, IT COULD ADVERSELY AFFECT OUR EARNINGS.

     Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated contract cancellations or reductions. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers or with a number of smaller customers could have a material adverse effect on our business, financial condition and operating results.

     As of December 31, 1999, we were providing services to approximately 129 customers. Two of our customers, Qualchoice of Arkansas and Preferred Health Network of Maryland represent 38% of our total revenue for the month of December 1999.

     We believe that our long-term success largely depends upon our ability to retain our customers and generate recurring revenues from contracts. Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some customers without long-term contracts.

     Many of our contracts are structured so that we generate revenue based on units of volume, which include the number of physicians, number of patients, number of members or number of users. If our customers experience business difficulties and the units of volume decline or if that customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE MANAGEMENT AND OTHER SKILLED EMPLOYEES.

     Our success will depend in large part on the continued services of key management and skilled personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. We currently maintain a $5,000,000 key man life insurance policy on Jeffrey H. Margolis, our Chief Executive Officer. The loss of services of one or more of our key management employees, or the inability to hire additional key management personnel as needed, could have a material adverse effect on our business, financial condition and operating results. Although we currently experience relatively low rates of turnover for our skilled employees, the rate of turnover may increase in the future. In addition, we expect to further grow our operations, and our needs for additional skilled employees will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain and motivate these individuals.

WE ARE GROWING RAPIDLY, AND OUR INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial, information systems and other resources. As of December 1999, we had grown to approximately 648 employees and independent contractors, from approximately 75 employees and independent contractors in December 1997. We expect to hire a significant number of new employees to support our business. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and operating results.

OUR ACQUISITION STRATEGY MAY DISRUPT OUR BUSINESS AND REQUIRE ADDITIONAL FINANCING.

     Since inception, we have made numerous acquisitions and expect to continue to acquire companies as part of our growth strategy. We compete with other companies to acquire businesses. We expect this competition to continue to increase, making it more difficult in the future to acquire suitable companies on favorable terms.

     Although we may acquire additional companies, we may be unable to successfully integrate them in a timely manner. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with our key customers and employees.

     To finance future acquisitions, we may issue equity securities that could be dilutive to our stockholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets in future acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and have a material adverse effect on our business, financial condition and operating results.

WE EXPECT OUR LOSSES AND FLUCTUATIONS IN OPERATING RESULTS TO CONTINUE, WHICH MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS.

     We have lost money in four of our past 11 fiscal quarters (through December 31, 1999). Although our revenue has grown in recent periods, we cannot assure you that our revenues will continue at their current level or increase in the future. We cannot assure you that we will be consistently profitable on either a quarterly or annual basis.

     We currently derive our revenue primarily from providing application services and non-recurring services. We plan to invest heavily in acquisitions, infrastructure development, applications development and sales and marketing. As a result, we expect that we will lose money through the fiscal year ending December 31, 2000, and we may never achieve or sustain profitability.

IF OUR ABILITY TO EXPAND OUR NETWORK INFRASTRUCTURE IS CONSTRAINED IN ANY WAY, WE COULD LOSE CUSTOMERS AND DAMAGE OUR OPERATING RESULTS.

     We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increase transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our application services or our portal or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

WE COULD LOSE CUSTOMERS AND REVENUE IF WE FAIL TO MEET THE PERFORMANCE STANDARDS IN OUR CONTRACTS.

     Many of our service agreements, including our agreement with Caremark Rx, contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us or require that we refund part or all of the fees charged under those agreements. The termination of any of our material services agreements and/or associated revenue could have a material adverse effect on our business, financial condition and operating results.

ANY FAILURE OR INABILITY TO PROTECT OUR TECHNOLOGY AND CONFIDENTIAL INFORMATION COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success depends in part upon proprietary software and other confidential information. The software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. We do not own any patents. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. However, these protections may not be sufficient, and they do not prevent independent third party development of competitive products or services.

     We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future, and we could be required to enter into a license agreement or royalty arrangement with the party asserting the claim. We may also be required to indemnify customers for claims made against them.

PERFORMANCE OR SECURITY PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS.

     Our customers' satisfaction and our business could be harmed if our customers or we experience any system delays, failures or loss of data. We currently process substantially all our customers' transactions and data at our facilities in Englewood, Colorado, Albany, New York, and Birmingham, Alabama. Although we have safeguards for emergencies and we have contracted backup processing for a portion of our customers' critical functions, we do not have sufficient backup facilities to process information if either or both of these facilities are not functioning. The occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or experienced outages.

     A material security breach could damage our reputation or result in liability to us. We retain confidential customer and patient information in our Customer Connectivity Centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

DEFECTIVE PRODUCTS, ERRORS OR IMPROPER HANDLING OF CUSTOMER DATA MAY CAUSE US TO LOSE CUSTOMERS OR SUBJECT US TO LIABILITY.

     Our customers demand reliability in the delivery of application services and quality when their transactions are processed. Although we devote substantial resources to meeting these demands, errors may occur. Errors and mistakes in the processing of customer data may result in loss of data, inaccurate information and delays. Such errors could cause us to lose customers and could result in liability and penalties. Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $24 million to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and operating results. Even unsuccessful claims could result in litigation or arbitration costs and may divert management's attention from our existing business.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND IN OUR CONTRACTS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY, EVEN IF SUCH AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     Certain provisions of our certificate of incorporation, our bylaws, Delaware law and our contracts could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders. Some of these provisions:

     - authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

     -  prohibit stockholder action by written consent;

     -  establish a classified board of directors; and

     - require advance notice for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

OUR BUSINESS WILL SUFFER IF COMMERCIAL USERS DO NOT ACCEPT INTERNET SOLUTIONS.

     Our success depends in part on the adoption of Internet solutions by commercial users. Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     - inadequate development of the necessary infrastructure for communication speed, access and server reliability;

     -  security and confidentiality concerns;

     - lack of development of complementary products, such as high-speed modems and high-speed communication lines;

     -  implementation of competing technologies;

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

     -  governmental regulation.

     We expect Internet use to grow in number of users and volume of traffic. The Internet infrastructure may be unable to support the demands placed on it by this continued growth.

     Growth in the demand for our application and portal services depends on the adoption of Internet solutions by healthcare participants, which requires the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our solutions, our customers must be willing to allow their applications and data to be hosted in our Customer Connectivity Centers.

IF WE FAIL TO MEET THE CHANGING DEMANDS OF TECHNOLOGY, WE MAY NOT CONTINUE TO BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER PROVIDERS OF SOFTWARE APPLICATIONS AND HEALTHCARE PORTALS.

     The market for our technology and services is highly competitive and rapidly changing and requires potentially expensive technological advances. We believe our ability to compete in this market will depend in part upon our ability to:

     -  maintain and continue to develop partnerships with vendors;

     -  enhance our current technology and services;

     -  respond effectively to technological changes;

     -  sell additional services to our existing customer base;

     -  introduce new technologies; and

     -  meet the increasingly sophisticated needs of our customers.

     Competitors may develop products or technologies that are better or more attractive than those offered by us or that may render our technology and services obsolete. Many of our current and potential competitors are larger and offer broader services and have significantly greater financial, marketing and other competitive resources than us.

THE INTENSIFYING COMPETITION WE FACE FROM BOTH ESTABLISHED ENTITIES AND NEW ENTRIES IN THE MARKET MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

     We face intense competition. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and greater market recognition than we have. Many of our competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their applications or services than we can devote.

     Our competitors can be categorized as follows:

     -  application service providers;

     -  healthcare e-commerce and portal companies;

     -  information technology outsourcing companies;

     -  information technology consulting firms; and

     -  healthcare information software vendors.

     Each of these types of companies can be expected to compete with us within the various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our technology and services, may enter these markets. In addition, some of our third party software vendors with whom we have licensing agreements, may compete with us from time to time by selling software on a stand-alone basis.

     We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

CHANGES IN GOVERNMENT REGULATION OF THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry which could adversely impact our business.

     Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals in ways that could result in a reduction or deferral in the use of our technologies and services. We cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on our business, financial condition and operating results.

     The United States Department of Health and Human Services has proposed regulations regarding electronic signatures and the maintenance and transmission of computer medical records. These regulations establish certain standards for electronic record-keeping. We do not know if these regulations will be adopted in their present form or a different form or at all. However, if these regulations are adopted, they may require modifications to our computer software and record-keeping practices. These changes may require us to make substantial capital investments.

     We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has placed increased scrutiny on billing and collection practices of healthcare providers and related entities and particularly on potential fraudulent billing practices, such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for us and our customers. Any of these results could have a material adverse effect on our business, financial condition and operating results.

     Federal and state consumer protection laws may apply to us when we bill patients directly for the cost of physician services provided. Failure to comply with any of these laws or regulations could result in a loss of licensure or other fines and penalties. Any of these results could have a material adverse effect on our business, financial condition and operating results.

     The confidentiality of patient records is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the physician or other healthcare providers, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of medical information to implement security measures and impose restrictions on the ability of third party processors, like us, to transmit certain patient data without specific patient consent. Any change in legislation could restrict healthcare providers from using our services.

SINCE WE OPERATE AN INTERNET-BASED NETWORK, OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION RELATING TO THE INTERNET THAT COULD IMPAIR OUR OPERATIONS.

     Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services. Any of these regulations could have a material adverse effect on our business, financial condition and operating results.

PROSPECTIVE CHANGES IN APPLICABLE ACCOUNTING STANDARDS COULD CHANGE THE WAYS WE RECOGNIZE REVENUE AND COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     Prospective changes in the generally accepted accounting standards that apply to our business, including revenue recognition policies and amortization of charges associated with goodwill in acquisitions, could alter the way we recognize revenue and have an adverse effect on our financial results.

WE MAY BE UNABLE TO RAISE ADEQUATE CAPITAL.

     We expect to pay for future acquisitions by issuing additional common stock, and if necessary by using cash. We cannot assure you that we will be able to raise additional funds through public and private financings. We cannot assure you that we will be able to raise additional funds at any particular point in the future or on favorable terms.

THE TRADING PRICES AND VOLUMES OF OUR STOCK HAVE BEEN VOLATILE AND WE EXPECT THAT THIS VOLATILITY WILL CONTINUE.

     Our stock price and trading volumes have been highly volatile since our initial public offering on October 8, 1999. We expect that this volatility will continue in the future due to factors such as:

     -  Actual or anticipated fluctuations in results of operations;

     -  Changes in or failure to meet securities analysts' expectations;

     -  Announcements of technological innovations and acquisitions;

     -  Introduction of new services by us or our competitors;

     -  Developments with respect to intellectual property rights;

     - Conditions and trends in the Internet, technology and healthcare industries; and

     -  General market conditions.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies. These broad market fluctuations may result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect on our business and operating results.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     As of March 24, 2000, we had approximately 21.2 million shares of common stock outstanding. Sales of a substantial number of shares of common stock in the public market could cause the market price of our common stock to decline. In the near future, 12.3 million shares will become eligible for sale upon the expiration of our lockup period on April 4, 2000. Certain of our stockholders have registration rights with respect to the common stock. The exercise of these registration rights and subsequent sale of the securities could depress the price of our common stock.

EMPLOYEES

     As of December 31, 1999, we had approximately 648 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

ITEM 2 -- PROPERTIES

FACILITIES

     As of December 31, 1999, we leased 15 facilities, all located within the United States. Our principal executive and corporate offices are located in Newport Beach, California. Our Customer Connectivity Centers are located in Englewood, Colorado, Birmingham, Alabama and Albany, New York and our billing service centers are located in Shelton, Nebraska, Louisville, Kentucky and Cohoes, New York. We also have offices for our support staff, development and network operations in Englewood, Colorado, Provo, Utah, Moorestown, New Jersey, Glastonbury, Connecticut, Irving, Texas, Elmwood, New Jersey, Costa Mesa, California, Baltimore, Maryland and Albany, New York. We also maintain sales offices in New York, New York, and Atlanta, Georgia. Our leases have expiration dates ranging from 2000 to 2006. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

ITEM 3 -- LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings. The adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     We completed our initial public offering of common stock on October 14, 1999. The initial public offering price per share of common stock was $9.00. On March 24, 2000, the closing price of the common stock on the Nasdaq National Market was $65.25. Our common stock has been traded on the Nasdaq National Market under the symbol "TZIX" since October 8, 1999. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available.

     As of March 24, 2000, there were 125 holders of record based on the records of our Transfer Agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

     The table below establishes the high and low closing sales prices for the period from October 8, 1999, the date of our initial public offering, through December 31, 1999, (as reported on the Nasdaq National Market).

                   QUARTER ENDED                       HIGH      LOW
                   -------------                       ----     -----
December 31, 1999                                     $48.25    $7.00

     We did not pay any dividends during the year ended December 31, 1999. We intend to retain all of our earnings to finance the expansion of our business and for general corporate purposes, including future acquisitions, and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of cash dividends by us is restricted by our current bank credit facilities, which contain restrictions prohibiting us from paying any cash dividends without the bank's prior approval.

RECENT SALES OF UNREGISTERED SECURITIES

     The following is a summary of transactions by us from January 1, 1999 through the date hereof involving sales of our securities that were not registered with the Securities and Exchange Commission:

     - On February 15, 1999, we issued 572,000 shares of our common stock to former shareholders of Creative Business Solutions, Inc. in exchange for all of the issued and outstanding shares of capital stock of Creative Business Solutions. 114,400 of these shares are being held in escrow through February 15, 2001 to secure the indemnification obligations of the former shareholders of Creative Business Solutions.

     - On February 15, 1999, we issued 83,000 shares of our common stock to former partners of HealthWeb in exchange for the entire partnership interest of HealthWeb. 16,600 of these shares are being held in escrow through February 15, 2001 to secure the indemnification obligations of the former partners of HealthWeb.

     - On April 12, 1999, we sold 1,730,770 shares of our Series B preferred stock to five accredited investors for an aggregate offering price of $4,500,000.

     - On April 19, 1999, we issued 60,000 shares of our common stock to the former majority shareholder of Management and Technology Solutions in exchange for certain assets and liabilities of Management and Technology Solutions.

     - On August 2, 1999, we issued 162,595 shares of our common stock pursuant to the exercise of warrants held by KFS Management, Inc.

     - On November 29, 1999, we issued 549,786 shares of our common stock to former shareholders of Novalis Corporation in exchange for all of the issued and outstanding shares of capital stock of Novalis. 366,524 of these shares are being held in escrow through November 29, 2000 to secure the indemnification obligations of the former shareholders of Novalis.

     - On December 22, 1999, we issued 48,998 shares of our common stock to former shareholders of Finserv Health Care Systems, Inc. in exchange for all of the issued and outstanding shares of capital stock of Finserv. 20,000 of these shares are being held in escrow through December 22, 2000 to secure the indemnification obligations of the former shareholders of Finserv.

     - On January 11, 2000, we issued 87,359 shares of our common stock to former shareholders of Healthcare Media Enterprises, Inc. in exchange for all of the issued and outstanding shares of capital stock of Healthcare Media Enterprises, Inc. 17,472 of these shares are being held in escrow through January 11, 2001 to secure the indemnification obligations of the former shareholders of Healthcare Media Enterprises.

     - From January 1, 1999 through December 14, 1999, the date on which our Registration Statement on Form S-8 was filed with the Securities and Exchange Commission with respect to our 1998 Stock Option Plan, we granted options to purchase an aggregate of 2,479,200 shares of common stock to employees and directors pursuant to our 1998 Stock Option Plan.

     - From January 1, 1999 through December 14, 1999, the date on which our Registration Statement on Form S-8 was filed with the Securities and Exchange Commission with respect to our 1998 Stock Option Plan, we issued 56,250 shares of common stock upon the exercise of options.

     We used any proceeds of the stock sales for working capital and other general corporate purposes.

     We did not employ any underwriters, brokers or finders in connection with any of the transactions set forth above.

     The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or, with respect to issuances to employees, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

USE OF PROCEEDS

     As of February 29, 2000, we have used a total of approximately $17.0 million of the net proceeds from our initial public offering, of which approximately $6.4 million was used for working capital and other general corporate purposes, approximately $7.6 million was used to acquire new businesses, approximately $1.4 million was used to pay down debt, and approximately $1.6 million was used for the purchase of property and equipment.

     We generally intend to use the remaining proceeds for the following:

     -  expansion of our sales and marketing activities;

     -  further development of application services and Internet technologies;

     -  acquisition of additional software;

     -  expansion into additional geographic markets;

     -  enhancements of existing Customer Connectivity Centers; and

     -  working capital and other general corporate purposes.

     We have not yet performed studies or determined how the remaining proceeds will be used, and thus cannot estimate the amounts to be used for each purpose discussed above. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including, but not limited to, the amount of cash generated by our operations and the market response to the introduction of any new service offerings.

     In addition, we may continue to use a portion of the remaining net proceeds of this offering to acquire or invest in businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise. Management will continue to retain broad discretion as to the allocation of the remaining net proceeds.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data, except as noted herein, has been taken or derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein. The consolidated financial statements for the year ended December 31, 1996 and 1997 have not been included herein.

                                                     SELECTED CONSOLIDATED FINANCIAL DATA
                                              ---------------------------------------------------    CROGHAN & ASSOCIATES, INC.
                                                                               FOR THE PERIOD       ----------------------------
                                                  FOR THE YEAR ENDED          FROM MAY 27, 1997      NINE MONTHS
                                              ---------------------------    (DATE OF INCEPTION)        ENDED        YEAR ENDED
                                              DECEMBER 31,   DECEMBER 31,      TO DECEMBER 31,      SEPTEMBER 30,   DECEMBER 31,
                                                  1999           1998               1997                1997            1996
                                              ------------   ------------   ---------------------   -------------   ------------
Revenues:

  Recurring revenue.........................    $19,448        $ 5,300             $1,191              $ 3,881        $ 5,088
  Non-recurring revenue.....................     13,478          6,131              1,328                   --             --
                                                -------        -------             ------              -------        -------
Total revenues..............................     32,926         11,431              2,519                3,881          5,088
                                                -------        -------             ------              -------        -------
Cost of revenues:
  Recurring revenue.........................     17,057          3,967              1,250                3,609          4,068
  Non-recurring revenue.....................      9,751          3,490                422                   --             --
                                                -------        -------             ------              -------        -------
Total cost of revenues......................     26,808          7,457              1,672                3,609          4,068
                                                -------        -------             ------              -------        -------
Gross profit................................      6,118          3,974                847                  272          1,020
                                                -------        -------             ------              -------        -------
Operating expenses:
  Research and development..................      2,371          1,083                 --                   --             --
  Selling, general and administrative.......      9,694          2,885                672                2,415          2,142
  Amortization of deferred stock
    compensation............................      1,057             22                 --                   --             --
  Write-off of acquired in-process
    technology..............................      1,407             --                 --                   --             --
                                                -------        -------             ------              -------        -------
    Total operating expenses................     14,529          3,990                672                2,415          2,142
                                                -------        -------             ------              -------        -------
Income (loss) from operations...............     (8,411)           (16)               175               (2,143)        (1,122)
Interest income.............................        527            210                 15                   15             21
Interest expense............................       (256)           (52)               (13)                 (84)        (1,341)
                                                -------        -------             ------              -------        -------
  Income (loss) before provision for income
    taxes and extraordinary item............     (8,140)           142                177               (2,212)        (2,442)
Provision for (benefit of) income taxes.....       (213)            82                 74                   --             --
                                                -------        -------             ------              -------        -------
Income (loss) before extraordinary item.....     (7,927)            60                103               (2,212)        (2,442)
Extraordinary item:
  Gain on forgiveness of debt...............         --             --                 --                1,000             --
                                                -------        -------             ------              -------        -------
  Net income (loss).........................    $(7,927)       $    60             $  103              $(1,212)       $(2,442)
                                                =======        =======             ======              =======        =======
Net income (loss) per share:
  Basic.....................................    $ (0.85)       $  0.01             $ 0.05
                                                =======        =======             ======
  Diluted...................................    $ (0.85)       $  0.00             $ 0.03
                                                =======        =======             ======
Shares used in computing net income (loss)
  per share:
  Basic.....................................      9,376          4,937              2,065
                                                =======        =======             ======
  Diluted...................................      9,376         12,783              4,074
                                                =======        =======             ======

                                                              THE TRIZETTO GROUP, INC.    CROGHAN & INC.
                                                              -------------------------     ASSOCIATES
                                                                    DECEMBER 31,            YEAR ENDED
                                                              -------------------------    DECEMBER 31,
                                                               1999      1998     1997         1996
                                                              -------   ------   ------   --------------
                                                                            (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents, and short-term investments..........  $24,806   $3,681   $  773       $ 1,757
Total assets................................................   68,418    8,720    2,634        11,174
Total long-term debt and capital lease obligations..........    2,728      645      520         1,400
Mandatorily redeemable convertible preferred stock..........       --    6,449       --            --
Total stockholders' equity (deficit)........................   51,296     (741)     563         7,819

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the leading application services provider of remotely hosted third party and proprietary software applications and related services for use in the healthcare industry. We host software applications from leading software vendors, including Epic Systems, Inc., Medic Computer Systems, Inc., Raintree Systems, Inc., InfoMedtrics, Inc., CTR Business Systems, Inc., and McKesson HBOC, Inc., by operating and maintaining such applications at our Customer Connectivity Centers. We also offer HealthWeb, an Internet-browser based application that serves as a portal for the exchange of information and services over the Internet. HealthWeb is designed to facilitate the exchange of information and to enable e-commerce among all constituents of the healthcare industry. Through our Transformation Services Group, we offer business operations and applications integration non-recurring services, including information technology assessment and software implementation design and development. Our customers primarily consist of provider groups, physician practice management companies, and managed care organizations such as health maintenance organizations, preferred provider organizations and third party administrators.

     We were incorporated in Delaware in May 1997. In October 1997, we acquired all of the outstanding shares of common stock of Margolis Health Enterprises, Inc., an entity under our common control, in exchange for 3,716,667 shares of our common stock. In October 1997, we also acquired all of the outstanding shares of common stock of Croghan & Associates, Inc., an application services provider, in exchange for 5,800,895 shares of our common stock.

     In April 1998, we raised $6.0 million in gross proceeds by issuing 4,195,804 shares of our mandatorily redeemable convertible preferred stock to two venture capital firms. In October 1998, we raised an additional $500,000 in gross proceeds by issuing another 349,650 shares of our mandatorily redeemable convertible preferred stock.

     In February 1999, we simultaneously acquired Creative Business Solutions, Inc., an Internet solutions development company, specializing in the integration of healthcare information technology and contract programming solutions and HealthWeb Systems, Ltd., an Internet software and portal development company, specializing in customized healthcare applications, for a total consideration of approximately $3.3 million, consisting of approximately $1.4 million of cash, 655,000 shares of our common stock, a two year note of $270,000 bearing interest at 8%, assumed liabilities of $527,000 and acquisition costs of approximately $100,000.

     The acquisition of Creative Business Solutions and HealthWeb Systems was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $2.6 million, of which $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the year ended December 31, 1999, and $2.1 million was allocated to goodwill and intangible assets consisting of assembled workforce and Creative Business Solutions customer lists. The HealthWeb product is designed to solve problems for hospitals, health plan administrators and insurance providers, such as office administration activities, connectivity to health plans and communications with patients. Payers will use HealthWeb for information exchange with providers and members, such as eligibility, authorizations, referrals, benefit verification, claims status and patient record information. At the date of acquisition, we determined the technological feasibility of HealthWeb's product was not established. Approximately $650,000 in research and development had been spent up to the date of acquisition in an effort to develop the technology to produce a commercially viable product. The future research and development expense associated with the in-process product was estimated to be approximately $975,000 between July 1999 and the first quarter of 2000. We expected to introduce the final product by year-end 1999. As of December 31, 1999, the in-process product was completed and released during the fourth quarter of 1999 at a cost of approximately $950,000. Risks which may affect the commercialization of this product include new technologies or new products which may make our product obsolete. At the date of acquisition, the only identifiable intangible assets acquired were the technology under development, the acquired workforce and the customer lists.

     The valuation methodology used in the Creative Business Solutions and HealthWeb Systems acquisitions included an analysis and estimation of the fair market value and remaining economic life of both the core and in-process technologies on a going concern basis. The valuation of the business enterprise and the acquired in-process technology were developed by discounting projected future net cash flows at a 35% discount rate; this reflects both the return requirements of the market and risks inherent in the investment.

     In April 1999, we acquired certain assets and liabilities of Management and Technology Solutions, Inc., a physician services organization, in exchange for 60,000 shares of our common stock. The assets acquired from Management and Technology Solutions included property and equipment, intellectual property, consisting of patents, trademarks and licenses, computer software and software licenses. The liabilities assumed included lease obligations, a note payable for a software license and other accrued liabilities.

     In April 1999, we raised $4.5 million in gross proceeds by issuing 1,730,770 shares of mandatorily redeemable convertible preferred stock to three venture capital firms.

     In May 1999, we entered into an agreement with Caremark Rx, Inc. (formerly known as MedPartners, Inc.) to provide hosted information technology services to Caremark Rx with respect to approximately 1,800 physicians while Caremark Rx terminates its relationships with these groups. In addition, we purchased hardware, furniture and fixtures and a software license for $2.4 million from Caremark Rx and paid a software license transfer fee of $280,000. The initial term of the agreement expired on December 31, 1999. However, Caremark Rx did not complete the disassociation process by December 31, 1999 and subsequently the term of the agreement was extended through June 30, 2000. As Caremark Rx terminates its relationships with each remaining group, we have the opportunity to enter into a new multi-year contract with the group, specifically tailored to address its information technology needs. We cannot assure you that, as the disassociation process continues, we will succeed in doing so.

     As of December 31, 1999, 25% of the physicians we initially serviced under the Caremark Rx agreement had chosen alternative providers of information technology services. As of December 31, 1999, we had negotiated multi-year contracts with 14 disassociated groups, representing approximately 1,211 physicians, or 67% of the total physicians available at the time the Caremark Rx agreement was signed. We are pursuing the opportunity to provide customized application services to three groups on an ongoing basis, representing approximately 140 physicians, or 8% of the total physicians available at the time the Caremark Rx agreement was signed. We will lose revenue if we are not successful in entering into service contracts directly with these three groups replacing the information technology services previously provided by Caremark Rx or if we are requested to provide a reduced scope of services.

     In October 1999, we completed our initial public offering of 4,480,000 shares of common stock, including 630,000 shares in connection with the exercise of underwriters' over-allotment option, at a price of $9.00 per share, that raised approximately $36.0 million, net of underwriting discounts, commissions and other offering costs. In addition, in connection with the offering, 350,000 shares of common stock of were sold by a selling stockholder at $9.00 per share, for which we received no proceeds. Upon the closing of the offering, all of our mandatorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

     In November 1999, we acquired all the outstanding shares of Novalis Corporation. The purchase price of approximately $18.7 million consisted of cash in the amount of approximately $5.0 million, 549,786 shares of common stock with a value of $16.37 per share, assumed liabilities of $1.9 million and acquisition costs of approximately $2.8 million. Of the total purchase price, $923,000 was allocated to in-process technology and the remainder of the purchase price was allocated to assets acquired and liabilities assumed.

     The acquisition of Novalis was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $13.5 million, of which $923,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the year ended December 31, 1999, and $12.6 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, Novalis was developing several enhancements to its proprietary software products. Approximately $535,000 in research and development had been spent up to the date of the acquisition in an effort to develop the next releases of the in-process and core technology. The future research and development expense associated with the in-process and core technology was estimated to be approximately $490,000. The in-process and core technology was scheduled to be released by June 30, 2000. The proprietary software products of Novalis includes systems which manage the following:

     - claims processing -- patient profiles, claims processing, provider contracts and other core data processing and storage functions

     - medical management -- allows clients to track utilization management, patient referrals, authorizations and case management

     - provider credentialing management -- allows clients to verify a physician's credentials

     - data warehousing -- produces standardized ad hoc reports that allow in-depth analysis of a business

     In valuing Novalis' developed, in-process and core technologies, we utilized the relief from royalty method. The relief from royalty method assumes that the value of the intangible asset is estimated by quantifying the royalties saved due to our ownership of the software. A revenue stream for the asset was estimated based on Novalis' total revenue projections over its estimated life. An appropriate royalty rate is then applied to the forecasted revenue to estimate the pre-tax income associated with the asset. This income stream was tax effected and discounted to its present value to estimate the value of the developed, in-process and core technologies. For purposes of this analysis, we used 15%, 20% and 25% discount rates for the developed, in-process and core technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows.

     In December 1999, we acquired all of the outstanding shares of Finserv Health Care Systems, Inc. Finserv is a billing and accounts receivable management company focusing on the outpatient sector of the healthcare industry. The purchase price of approximately $4.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.1 million, and acquisition costs of approximately $0.4 million.

     Our revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Since inception, the relative percentages of non-recurring revenue and recurring revenue were 45% and 55%, respectively. For the year ended December 31, 1999, the relative percentages of recurring revenue and non-recurring revenue were 59% and 41%, respectively. As we sign additional multi-year application services contracts, we expect the relative percentage of recurring revenue to continue to increase.

     Recurring revenue is subscription based and billed on a monthly basis over a contract term of typically three to five years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring revenue is recognized ratably over the term of the contract, and cash received in excess of revenue recognized is recorded as deferred revenue. Non-recurring revenue is billed on either a time and materials or a fixed fee basis, and is recognized as the non-recurring services are performed.

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

     As of December 31, 1999, we had recorded deferred compensation related to options granted to employees in the total amount of $6.9 million, representing the difference between the deemed fair value of our common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. Of this amount, $22,000 had been amortized in 1998, and approximately $1.1 million had been amortized in 1999. Future amortization of expenses arising out of options granted through the date hereof is estimated to be $1.7 million for the year ended December 31, 2000, $1.7 million for the year ended December 31, 2001, $1.7 million for the year ended December 31, 2002, and $672,000 for the year ended December 31, 2003. We amortize the deferred compensation charge over the vesting period of the underlying option.

OPERATING DATA

     The following table combines the operating data of Croghan & Associates, Inc. (now known as TriZetto Application Services, Inc.) for the nine months ended September 30, 1997 and TriZetto for the period from May 27, 1997 (date of inception) to December 31, 1997 in order to facilitate management's discussion of financial results. Certain costs and expenses presented in the statement of operations data of Croghan & Associates represents allocations and management estimates. As a result, the statement of operations data presented for Croghan & Associates is not strictly comparable to those of subsequent periods and may not be indicative of the results of operations that would have been achieved had the Croghan & Associates business operated as a non-affiliated entity during such period.

                                 OPERATING DATA

                                 (IN THOUSANDS)

                                                                 HISTORICAL
                                              -------------------------------------------------
                                                                                 TRIZETTO
                                              CROGHAN & ASSOCIATES, INC.       MAY 27, 1997
                                                  NINE MONTHS ENDED        (DATE OF INCEPTION)
                                                  SEPTEMBER 30, 1997       TO DECEMBER 31, 1997   COMBINED
                                              --------------------------   --------------------   --------
Revenues:
  Recurring revenue.........................           $ 3,881                    $1,191          $ 5,072
  Non-recurring revenue.....................                --                     1,328            1,328
                                                       -------                    ------          -------
Total revenues..............................             3,881                     2,519            6,400
                                                       -------                    ------          -------
Cost of revenues:
  Recurring revenue.........................             3,609                     1,250            4,859
  Non-recurring revenue.....................                --                       422              422
                                                       -------                    ------          -------
Total cost of revenues......................             3,609                     1,672            5,281
                                                       -------                    ------          -------
Gross profit................................               272                       847            1,119
                                                       -------                    ------          -------
Operating expenses:
  Selling, general and administrative.......             2,415                       672            3,087
                                                       -------                    ------          -------
Income (loss) from operations...............            (2,143)                      175           (1,968)
Interest income.............................                15                        15               30
Interest expense............................               (84)                      (13)             (97)
                                                       -------                    ------          -------
  Income (loss) before provision for income
     taxes and extraordinary item...........            (2,212)                      177           (2,035)
Provision for income taxes..................                --                        74               74
                                                       -------                    ------          -------
Income (loss) before extraordinary item.....            (2,212)                      103           (2,109)
Extraordinary item:
  Gain on forgiveness of debt...............             1,000                        --            1,000
                                                       -------                    ------          -------
Net income (loss)...........................           $(1,212)                   $  103          $(1,109)
                                                       =======                    ======          =======

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

     REVENUES. Total revenues in 1999 increased $21.5 million, or 188%, to $32.9 million from $11.4 million in 1998. The majority of this increase was due to the overall growth in both recurring revenue and non-recurring revenue throughout the year ended December 31, 1999. Additionally, the acquisitions of Creative Business Solutions and HealthWeb Systems in February 1999 and Novalis in November 1999 generated approximately $3.5 million and $1.9 million, respectively of incremental revenue in 1999.

     Recurring revenue in 1999 increased $14.1 million, or 267%, to $19.4 million from $5.3 million in 1998. Incremental revenue generated as a result of our May 1999 agreement to provide hosted information technology services to Caremark Rx with respect to approximately 1,800 physicians represented $7.4 million of the increased revenue. Additionally, the acquisition of Novalis in November 1999 generated approximately $1.2 million of recurring revenue in 1999.

     Non-recurring revenue in 1999 increased $7.4 million, or 120%, to $13.5 million from $6.1 million in 1998. This increase reflected an overall increase in demand for our non-recurring services throughout the year. Additionally, the acquisition of Novalis in November 1999 generated approximately $700,000 of the increased revenue.

     COST OF REVENUES. Cost of revenues in 1999 increased $19.3 million, or 260%, to $26.8 million from $7.5 million in 1998. This increase was due to the costs incurred to support the overall expansion of our business. As a percentage of total revenues, cost of revenues approximated 81% in 1999 and 65% in 1998.

     Cost of recurring revenue in 1999 increased $13.1 million, or 330%, to $17.1 million from $4.0 million in 1998. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the Caremark Rx contract signed in May 1999. Additionally, incremental infrastructure costs were required in 1999 to support our transition from our former data center to our new Customer Connectivity Center in Englewood, Colorado. As a percentage of recurring revenue, cost of recurring revenue approximated 88% in 1999 and 75% in 1998.

     Cost of non-recurring revenue in 1999 increased $6.3 million, or 179%, to $9.8 million from $3.5 million in 1998. This increase was due to incremental costs required to support increasing demand for our non-recurring services in 1999. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 72% in 1999 and 57% in 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.3 million, or 119%, to $2.4 million from $1.1 million in 1998. The majority of this increase relates to the development of our HealthWeb Business to Business portal and its e-applications. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 7% in 1999 and 9% in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1999 increased $6.8 million, or 236%, to $9.7 million from $2.9 million in 1998. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 29% in 1999 and 25% in 1998.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation was $1.1 million in 1999 from $0 in 1998. Deferred stock compensation represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees.

     WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Our acquisitions of Creative Business Solutions and HealthWeb Systems in February 1999 resulted in an excess of purchase price over the fair market value of the assets purchased and liabilities assumed of $2.5 million. Of this amount, $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in 1999. In addition, our acquisition of Novalis Corporation in November 1999 resulted in an excess purchase price over the fair market value of the assets purchased and liabilities assumed of $13.6 million. Of this amount, $923,000 was allocated to acquired in process technology, based on an independent appraisal and was written off in 1999.

     INTEREST INCOME. Interest income in 1999 increased $317,000, or 151%, to $527,000 from $210,000 in 1998. The increase was due to the incremental cash invested in 1999 resulting from $4.5 million in gross proceeds we raised in April 1999, and the full year impact of our investing approximately $6.0 million in gross proceeds we raised in April 1998. The increase is also a result of the investment of the net proceeds of $36.0 million raised during the Company's Initial Public Offering in October 1999.

     INTEREST EXPENSE. Interest expense in 1999 increased $204,000, or 392%, to $256,000 from $52,000 in 1998. The increase is due to interest paid on notes payable issued in February 1999 in connection with our purchase of HealthWeb and Creative Business Solutions, notes payable in connection with our purchase of software applications licenses, and capital lease obligations for the purchase of computer and other office equipment.

     PROVISION FOR INCOME TAXES. Provision for income tax in 1999 decreased $295,000 to a tax benefit of $213,000 from a tax expense of $82,000 in 1998. The benefit was primarily generated from the pre-tax loss, partially offset by the recording of a valuation allowance on the deferred tax assets.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE COMBINED YEAR ENDED DECEMBER 31,
1997

     REVENUES. Total revenues in 1998 increased $5.0 million, or 79%, to $11.4 million from $6.4 million in 1997. This increase was primarily due to a full year of non-recurring service revenue in 1998 as compared to seven months of non-recurring service revenue in 1997.

     Recurring revenue in 1998 increased $200,000, or 4%, to $5.3 million from $5.1 million in 1997. Non-recurring revenue in 1998 increased $4.8 million, or 362%, to $6.1 million from $1.3 million in 1997. This increase was primarily the result of the recognition of a full year of non-recurring revenue in 1998, with approximately seven months of non-recurring revenue recognized in 1997, 1998 non-recurring revenues also reflected the growth and demand for our non-recurring services from our inception in May 1997 through the year ended December 31, 1998.

     COST OF REVENUES. Cost of revenues in 1998 increased $2.2 million, or 41%, to $7.5 million from $5.3 million in 1997. As a percentage of total revenues, cost of revenues approximated 65% in 1998 and 83% in 1997.

     Cost of recurring revenue in 1998 decreased $900,000, or 18%, to $4.0 million from $4.9 million in 1997. This decrease was primarily the result of the elimination of amortization of internally developed software as of the date of the acquisition of Croghan & Associates on October 1, 1997. As a percentage of recurring revenue, cost of recurring revenue approximated 75% in 1998 and 96% in 1997.

     Cost of non-recurring revenue in 1998 increased $3.1 million, or 727%, to $3.5 million from $422,000 in 1997. This increase was primarily the result of a full year of non-recurring operations occurring in 1998 with approximately seven months of non-recurring operations occurring in 1997. The 1998 increase also reflected the costs required to support the growing business demands for our non-recurring services during that period. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 57% in 1998 and 32% in 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, which excluded development expenses that were included in cost of revenues, in 1998 increased to $1.1 million from $0 in 1997. The increase was primarily due to Year 2000 remediation of our owned software that is used in the provision of application services to our customers. As a percentage of total revenues, research and development expense approximated 9% in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1998 decreased $202,000, or 7%, to $2.9 million from $3.1 million in 1997. During 1997, Croghan & Associates had recognized approximately $350,000 of amortization expense related to goodwill. This expense was eliminated as of the acquisition of Croghan & Associates on October 1, 1997. As a percentage of total revenues, selling, general and administrative expenses approximated 25% in 1998 and 48% in 1997.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $22,000 in 1998 from $0 in 1997. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees.

     INTEREST INCOME. Interest income in 1998 increased $180,000, to $210,000 from $30,000 in 1997. The increase was due to incremental cash available for investments resulting from approximately $6,000,000 in gross proceeds raised in the April 1998 private financing.

     INTEREST EXPENSE. Interest expense in 1998 decreased $45,000, or 46%, to $52,000 from $97,000 in 1997. The decrease was due to the forgiveness of $1.0 million of debt in 1997.

     PROVISION FOR INCOME TAXES. Provision for income tax in 1998 increased $8,000, or 11%, to $82,000 from $74,000 in 1997. The increase was primarily due to an increase in tax deductions for book purposes in 1998 not recognizable for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations primarily through a combination of cash from operations, private financings and an initial public offering of our common stock. As of December 31, 1999 we had approximately $26.0 million of cash, cash equivalents, short-term investments and long-term investments.

     Cash used in operating activities in 1999 was $3.0 million. Cash used during this period was primarily attributable to net losses of $7.9 million, which was offset in part by depreciation and amortization, amortization of deferred stock compensation, and write off of in-process technology. These losses were principally related to increased research and development expenses and sales, general and administrative expenses. In addition, the losses were generated by the expansion of our infrastructure to support growing demand of our recurring line of business.

     The increase in cash used in investing activities in the 12 months ended December 31, 1999 was primarily the result of our purchase of $3.2 million in property and equipment and software licenses; our purchase of $7.2 million in short-term and long-term equity investments; our acquisition of $2.6 million of hardware, furniture and fixtures and software licenses from Caremark Rx in May 1999; the $1.3 million cash portion (net of cash acquired) of our acquisition of HealthWeb and Creative Business Solutions in February 1999; the $4.3 million cash portion (net of cash acquired) of our acquisition of Novalis in November 1999; and the $1.8 million cash portion (net of cash acquired) of our acquisition of Finserv in December 1999.

     The increase in cash provided by financing activities in the 12 months ended December 1999 was primarily the result of the net proceeds of $36.0 million raised in our October 1999 initial public offering, in addition to the gross proceeds raised in our April 1999 private financing of $4.5 million. The increase in cash from these proceeds was reduced by payments we made to eliminate the line of credit assumed with the Creative Business Solutions acquisition, as well as principal payments on notes payable and capital lease obligations.

     In March 1999, we entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The total amount available for borrowings under the line of credit is $3.0 million and expires in November 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.5% (9.0% as of December 31, 1999). Interest is payable monthly as it accrues. The credit agreement contains certain covenants that we must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of December 31, 1999, there were no outstanding borrowings on the line of credit.

     In December 1999, we entered into a line of credit with a financial institution. This line of credit was specifically established to finance computer equipment purchases. The line of credit has a total capacity of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at December 31, 1999 totaled approximately $973,000, and are collateralized by substantially all of our assets.

     We believe existing cash balances, cash generated from operations and future borrowings under our line of credit will be sufficient to meet our working capital and capital requirements for at least the next 12 months.

IMPACT OF THE YEAR 2000

     We established and implemented a program to address the possibility of computer failure upon entering the year 2000 (Year 2000). The program encompassed the entire company and all aspects of Year 2000 compliance including our internal information technology systems, non-information technology systems, internally developed software, licensed software developed by third parties, third party network infrastructure providers by which we gain access to the internet, key suppliers, and development of contingency plans and year end support plans. All phases of the program were completed by the end of 1999. The total costs of these efforts incurred through December 31, 1999 were approximately $650,000.

     To date, we have not experienced any major system failures or other adverse consequences due to Year 2000 noncompliance. While the possibility still exists for future computer failures, internally or among our customers and suppliers, we do not expect that these developments, should they occur, would have a material adverse impact on our financial position, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS
137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities.

     The interest payable on our $3.0 million credit facility is variable, based on the prime rate, and, therefore, affected by changes in market interest rates. Although as of December 31, 1999, the amount outstanding on our credit facility was zero, letters of credit approximating $319,000 had been written against the credit facility. The line of credit expires in November 2000. Changes in interest rates have no impact on our other debt as all of our other notes are at fixed interest rates between 8% and 10%. We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 14(a)(1).

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     JEFFREY H. MARGOLIS, 36, co-founded TriZetto and has served as our Chief Executive Officer, President and Director since inception. In August 1999, Mr. Margolis was named Chairman of the Board. From July 1994 to February 1997, Mr. Margolis served as Senior Vice President and Chief Information Officer of FHP International Corporation, a managed care organization. From November 1992 to June 1994, Mr. Margolis served as Vice President and Chief Information Officer of TakeCare, Inc., a managed care organization. From September 1989 to October 1992, Mr. Margolis held various executive positions, including Vice President and Chief Operating Officer of Comprecare, a managed care organization. From June 1984 to September 1989, Mr. Margolis served in various positions with Andersen Consulting, including his final position as Manager, Healthcare Consulting. Mr. Margolis received his B.S. degree in Business Administration -- Management Information Systems from the University of Illinois at Urbana-Champaign in 1984. Mr. Margolis earned his State of Illinois Certified Public Accountant certification in 1984 and his State of Colorado Certified Public Accountant certification in 1988.

     DONALD J. LOTHROP, 40, has been a director since April 1998. Mr. Lothrop has been a General Partner of Delphi Management Partners II, L.P. since July 1994, a General Partner of Delphi Management Partners III, L.L.C. since March 1995 and a General Partner of Delphi Management Partners IV, L.L.C. since October 1997. From January 1991 to June 1994, Mr. Lothrop was a Partner of Marquette Venture Partners, a venture capital firm, where he focused on the healthcare area. From 1989 to 1990, he worked at Bain & Company, Inc., a management consulting firm. Mr. Lothrop received his B.S. degree from Pennsylvania State University in 1981 and his M.B.A. from Harvard Business School in 1989.

     PETER D. MANN, 32, has been a director since April 1998. Mr. Mann joined Fidelity Ventures, the venture capital arm of Fidelity Investments in January 1994. Mr. Mann is currently a Vice President of Fidelity Ventures and he focuses on investment opportunities in business services. Mr. Mann has been a Vice President of Fidelity Capital Associates, Inc., the general partner of Fidelity Venture Limited, since July 1998. Mr. Mann received his B.S. degree in Business Administration from Bucknell University in 1989 and his M.B.A. degree from Northeastern University in 1993.

     PAUL F. LEFORT, 58, has been a director since April 1999. From October 1995, until he retired in January 2000, Mr. LeFort served as the Chief Information Officer for United HealthCare Corporation, a health and well being company. Mr. LeFort is currently performing consulting services to United HealthCare Corporation. From November 1994 to October 1995, Mr. LeFort was the Senior Vice President and Chief Information Officer for The MetraHealth Companies, Inc., jointly owned by Travelers Insurance Company and Metropolitan Life Insurance Company. From 1975 to 1994, Mr. LeFort served as a senior partner at Deloitte & Touche Management Consulting for Health Care Information Systems. Mr. LeFort received his B.S. degree in Physics/ Economics from Boston College in 1962.

     WILLIAM E. FISHER, 53, has been a director since March 1999. Mr. Fisher has served as Chairman of Transaction Systems Architects, Inc. since founding that company in November 1993. Mr. Fisher was employed by Applied Communications, Inc., the predecessor to Transaction Systems, from March 1987 to November 1993. Prior to March 1987, Mr. Fisher was President of First Data Resources, Government Services Division. Mr. Fisher is on the board of directors of two public companies, Hypercom Corporation and West Teleservices, Inc. Mr. Fisher received his B.S. degree from Indiana State University and his M.B.A. from the University of Nebraska.

     SHAWN P. BOWEN, 34, joined us in July 1997 as our Vice President, Desktop & Network Services. Since June 1999, Mr. Bowen has served as Vice President and Chief Technical Officer, Connectivity Services Group. Mr. Bowen served as Director of Desktop Strategy for FHP Healthcare/PacifiCare, a managed care organization from July 1994 to June 1997. Prior to July 1994, Mr. Bowen held various information technology management positions at TakeCare, Inc., a managed care organization, Comprecare, Inc., a managed care organization, and a consulting position at Andersen Consulting. Mr. Bowen received his B.S. degree in Business Administration and Management Information Systems from Colorado State University in 1987.

     LAWRENCE BRIDGE, 39, joined us in November 1999 as our Senior Vice President, Payor ASP Services. From July 1997 to November 1999, Mr. Bridge served as President of Novalis Services Corporation, an application services provider for managed-care and provider-based organizations, which we acquired in November 1999. From February 1997 to July 1997, Mr. Bridge served as a Regional Vice President for PacifiCare, a managed care organization. From June 1996 to February 1997, Mr. Bridge served as a Group President for FHP Healthcare, a managed care organization. From July 1994 to June 1996, Mr. Bridge served as President of FHP of Utah, a managed care organization. Mr. Bridge received his Masters degree in B.A. in 1985 and his B.S. degree in Finance and Marketing in 1982, both from the University of Utah.

     DEBRA A. BRIGHTON, 45, joined us in January 1998 as our Vice President of Applications Development. In December 1999, Ms. Brighton title was changed to Vice President, Applications. From May 1997 to December 1997, Ms. Brighton served as a consultant at Andersen Consulting. From July 1994 to May 1997, Ms. Brighton served as Associate Vice President, Information Services for PacifiCare, a managed care organization. Prior to July 1994, Ms. Brighton held various information technology management positions at TakeCare, Inc., a managed care organization, United HealthCare Corporation, a health and well being company, Lincoln National Employee Benefits, an insurance company, and CyCare Systems, Inc., a practice management software vendor.

     HARVEY GARTE, 50, joined us in June 1999 as Vice President, Corporate Development. In October 1999, Mr. Garte was named as our Vice President, Corporate Development and Investor Relations. From July 1996 to the present, Mr. Garte has served as President of Garte & Associates, Inc., an investment banking firm. From November 1994 to July 1996, Mr. Garte served as President of Garte Torre Global Capital Markets, an investment banking firm. From 1983 to 1994, Mr. Garte served as President of The Garte Company, Inc., an investment banking firm. Mr. Garte earned his B.A. degree in Economics from Adelphi University in 1971, and his M.B.A. from Lehigh University in 1973.

     LU KABIR, 43, joined us in June 1999 as our Vice President, Marketing and Business Development. In August 1999, Mr. Kabir was named as our Senior Vice President, Marketing and Business Development. From July 1997 to January 1999, Mr. Kabir served as Vice President, Global Business Development for Crossworlds Software, Inc., an enterprise applications integration software company. From November 1991 to July 1997, Mr. Kabir served in various executive positions in marketing and business development for Oracle Corporation's New Media and Technologies, including Vice President of Worldwide Sales, Services and Business Development for Oracle-Network Computers, Inc. (now known as Liberate Technologies, Inc.), a majority-owned subsidiary of Oracle Corporation. Mr. Kabir earned his Bachelor of Commerce degree from the University of Dhaka, Bangladesh in 1975 and earned his M.B.A. degree from Sam Houston State University, Texas in 1977.

     D. BRIAN KARR, 33, joined us in August 1997 as Director of Finance and was our Chief Financial Officer until May 1999. Mr. Karr was named as our Vice President of Finance in August 1999. Mr. Karr served as our Director of Finance from May 1999 to August 1999. Mr. Karr has served as our Treasurer since May 1999. Mr. Karr served as Director of Finance for Information Services for PacifiCare Health Systems, Inc., a managed care organization, from February 1997 to July 1997. Mr. Karr served as Director of Finance for Information Systems for FHP International Corporation, a managed care organization from October 1994 to February 1997. Prior to October 1994, Mr. Karr held various management positions in finance for TakeCare, Inc., a managed care organization, and Ernst & Young, LLP. Mr. Karr received his B.S. degree in accounting from Biola University in 1989. Mr. Karr received his State of California Certified Public Accountant Certification in 1992.

     KERRY M. KEARNS, 50, joined us in January 1999 as our Senior Vice President, Core Solutions. In December 1999, Mr. Kearns title was changed to Senior Vice President, ASP Providers. From March 1996 to December 1998, Mr. Kearns served as a Senior Manager at Andersen Consulting. From March 1991 to February 1996, Mr. Kearns served as Vice President and General Manager of Medaphis Physician Services Corporation, a physician practice management services company. Mr. Kearns received his B.S. degree from University of California at Davis in Biological Sciences and Chemistry in 1971 and earned his M.S. degree in Computer Science from the University of Nevada at Reno in 1989.

     GAIL H. KNOPF, 53, joined us in April 1999 and has served as our Vice President of e-Commerce from June 1999 to December 1999. In January 2000, Ms. Knopf was promoted to Senior Vice President, e-Business. From April 1997 to March 1999, Ms. Knopf served as Executive Vice President, Chief Information Officer and a Director of Management and Technology Solutions, Inc., a physician services provider. From 1993 to 1997, Ms. Knopf served as Vice President and Chief Information Officer of Humana, Inc., a managed care organization. From 1969 to 1993, Ms. Knopf held various positions with Humana, both in the managed care and the hospital divisions, including Vice President of Systems Development. Ms. Knopf earned her B.A. degree in Mathematics from Vanderbilt University in 1968.

     CHRISTINE A. MILLER, 35, joined us in January 2000 as our Vice President, Legal Affairs and Assistant Secretary. From March 1997 to January 2000, Ms. Miller was a corporate associate with Stradling Yocca Carlson & Rauth, our outside counsel. From October 1995 to February 1997, Ms. Miller was a corporate associate with Keesal, Young & Logan. In Spring 1995, Ms. Miller completed an internship with the Securities and Exchange Commission. Ms. Miller received her B.S. in Business Administration in May 1987 and her Juris Doctorate in May 1995, both from the University of Southern California. Ms. Miller is admitted to practice law in the state of California and is a member of various bar associations.

     DANIEL J. SPIREK, 33, joined us in May 1997 as our Vice President, Supplemental Management Services. From June 1999 to January 2000, Mr. Spirek served as our Senior Vice President, Transformation Services Group (now known as Transformation Services). In February 2000, Mr. Spirek was promoted to Executive Vice President, Transformation Services. From July 1994 to May 1997, Mr. Spirek served as Vice President, Information Services for FHP/ PacifiCare, a managed care organization. Prior to July 1994, Mr. Spirek held various information technology management positions at TakeCare, Inc., a managed care organization, Comprecare, Inc., a managed care organization, and a consulting position at Andersen Consulting. Mr. Spirek received his B.S. degree in Information Management Systems from the University of Colorado in 1988.

     MICHAEL J. SUNDERLAND, 45, joined us as our Vice President of Finance, Chief Financial Officer and Secretary in May 1999. In August 1999, Mr. Sunderland was named as our Senior Vice President of Finance. From May 1998 to April 1999, Mr. Sunderland was an independent healthcare consultant. From March 1996 to May 1998, Mr. Sunderland served as the Vice President and Chief Financial Officer of Health Net, a California subsidiary of Foundation Health Systems, Inc., a managed care organization. From April 1994 to March 1996, Mr. Sunderland was the Chief Financial Officer of Diagnostic Imaging Systems, Inc., a publicly held medical imaging company. Prior to 1994, Mr. Sunderland held various executive and management positions in finance for Paragon Ambulatory Surgery, Inc., Care Enterprises, Inc., Shamrock Investments, American Medical International, Inc. and Coopers & Lybrand. Mr. Sunderland earned his B.S. degree in Accounting from Loyola Marymount University in 1977. Mr. Sunderland earned his State of California Certified Public Accountant certification in 1980.

     There are no family relationships between any director, executive officer or person nominated or chosen to be a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon our review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no annual Form 5 reports were required, we believe that all filing requirements under
Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding 10% or more of our common stock were made with respect to our fiscal year ended December 31, 1999.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth compensation earned during the two fiscal years ended December 31, 1998 and 1999 by our Chief Executive Officer, and our four other most highly compensated executive officers who were serving as executive officers at December 31, 1999 and whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers"). Although the table does not reflect certain personal benefits, which in the aggregate are less than the lower of $50,000 or 10% of each Named Executive Officer's annual salary and bonus, Mr. Margolis' compensation includes $26,625 of loan forgiveness in 1999.

                                                                                    LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                   ------------
                                                           ANNUAL COMPENSATION      SECURITIES
                                                           --------------------     UNDERLYING
NAME AND PRINCIPAL POSITION                        YEAR     SALARY      BONUS        OPTIONS
---------------------------                        ----    --------    --------    ------------
Jeffrey H. Margolis...........................     1999    $242,625    $175,000           --
  Chairman of the Board, Chief                     1998    $179,324    $100,000      300,000
  Executive Officer and President
Daniel J. Spirek..............................     1999    $191,826    $105,000           --
  Executive Vice President,                        1998    $160,417    $101,000      100,000
  Transformation Services
Michael J. Sunderland.........................     1999    $126,010    $ 90,000      130,000
  Senior Vice President of Finance,                1998          --          --           --
  Chief Financial Officer and Secretary
Kerry M. Kearns...............................     1999    $150,000    $ 20,000      170,000
  Senior Vice President, ASP Providers             1998          --          --           --
Shawn P. Bowen................................     1999    $127,952    $ 40,000           --
  Vice President and Chief Technical               1998    $110,000    $ 20,000       12,500
  Officer, Connectivity Services Group

OPTION GRANTS

     The following table sets forth certain information concerning grants of options to each of our Named Executive Officers during the fiscal year ended December 31, 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               NUMBER      PERCENTAGE                             POTENTIAL REALIZABLE VALUE AT
                                 OF         OF TOTAL                                 ASSUMED ANNUAL RATES OF
                             SECURITIES     OPTIONS                               STOCK PRICE APPRECIATION FOR
                             UNDERLYING    GRANTED TO    EXERCISE                          OPTION TERM
                              OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   -----------------------------
NAME                          GRANTED     FISCAL YEAR    ($/SHARE)      DATE           5%              10%
----                         ----------   ------------   ---------   ----------   -------------   -------------
Jeffrey H. Margolis.......         --          --             --           --              --              --
Daniel J. Spirek..........         --          --             --           --              --              --
Michael J. Sunderland.....    130,000           5%         $0.50      4/30/09      $1,840,807      $2,969,679
Kerry M. Kearns...........    140,000           5%         $0.25      1/04/09      $2,017,407      $3,233,115
                               30,000           1%         $2.60      6/28/09      $  361,802      $  622,310
Shawn P. Bowen............     12,500          <1%         $6.50      8/20/09      $  102,001      $  210,546

     The figures above represent options granted pursuant to our 1998 Stock Option Plan. We granted options to purchase 2,619,950 shares of common stock in 1999. All options were granted at an exercise price equal to the fair market value of the common stock on the date of grant, as determined by our Board. The options vest in 25% increments on each of the four annual anniversaries of the date of grant. The options listed above expire 10 years from the date of grant.

     The potential realizable value represents amounts, net of exercise price before taxes, that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% are calculated based on rules promulgated by the SEC based upon the initial public offering price of $9 per share and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

     Options granted have a term of 10 years, except for the options granted to Mr. Margolis, which have a term of 5 years. All options are subject to earlier termination in certain events related to termination of employment. All of these options vest in equal quarterly installments over four years, except for 30,000 of the options granted to Mr. Sunderland, which vest over a period of seven years unless accelerated to a four year vesting schedule based upon the attainment of certain goals.

     Based on fair market value, in accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent our estimate or projection of future common stock prices, and no assurance can be given that the rates of annual compound stock appreciation assumed will be achieved.

OPTIONS EXERCISED AND FISCAL YEAR-END OPTION VALUES

     No options were exercised by any of the Named Executive Officers during the year ended December 31, 1999. The following table sets forth the fiscal year end options values for all options held by TriZetto's Named Executive Officers. The values for "in the money" options represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of TriZetto's Common Stock ($46.625 per share).

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-THE-
                                              UNDERLYING UNEXERCISED             MONEY OPTIONS AT
                                           OPTIONS AT DECEMBER 31, 1999         DECEMBER 31, 1999
                                           ----------------------------    ----------------------------
NAME                                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                       -----------    -------------    -----------    -------------
Jeffrey H. Margolis....................      75,000          225,000       $3,476,250      $10,428,750
Daniel J. Spirek.......................      25,000           75,000       $1,159,375      $ 3,478,125
Michael J. Sunderland..................          --          130,000               --      $ 5,996,250
Kerry M. Kearns........................          --          170,000               --      $ 7,813,250
Shawn P. Bowen.........................       3,125           21,875       $  144,922      $   936,328

DIRECTORS' FEES

     Our directors do not receive any payments for their services on the Board, but they are reimbursed for various expenses incurred in connection with attendance at Board meetings. In connection with their election to our Board, Mr. LeFort and Mr. Fisher each received options to purchase 10,000 shares of our common stock.

EMPLOYMENT AGREEMENTS

     We have an employment contract with Jeffrey H. Margolis. We do not have any other employment contracts with our named executive officers.

     Mr. Margolis' three year employment agreement dated April 30, 1998, provides for an annual base salary of $192,000 per year, which is to be reviewed annually by the Board. Currently, Mr. Margolis' annual salary is $275,000. Mr. Margolis is entitled to participate in a bonus plan as recommended by our compensation committee and approved by the Board. Mr. Margolis may participate in all employee benefit plans or programs generally available to our employees, and we will pay or reimburse Mr. Margolis for all reasonable and necessary out-of-pocket expenses he incurs in the performance of his duties. We loaned Mr. Margolis $100,000 and agreed to forgive $25,000 of the principal amount, along with any accrued but unpaid interest on such forgiven amount, on each anniversary of the employment agreement if Mr. Margolis remains an employee. We granted this loan as a means of providing additional compensation to Mr. Margolis, while also providing incentive for his continued employment. If Mr. Margolis is terminated without cause or he voluntarily terminates for good reason, he is entitled to severance pay in the amount equal to his then current annual base salary.

CHANGE IN CONTROL AGREEMENTS

     We have entered into Change in Control Agreements with each of our Section 16 executive officers. These agreements provide for severance and other benefits if, following a Change in Control of TriZetto, the executive's employment terminates in a way adverse to the executive. If a named executive officer's employment ends within one to three years following a Change in Control (term varies among executives) either because the Company terminates the executive without cause or because the executive resigns under circumstances constituting "good reason," the executive will be entitled to:

     -  Bi-weekly salary through the end of the employment period;

     - medical, dental and life insurance coverage through the end of the employment period;

     - outplacement services consistent with the Company's outplacement policy, if any;

     - payment on the last day of the employment period in an amount equal to the sum of the additional contributions that would have been allocated to the Executive's 401(k) account, if any, if the Executive had remained employed through the end of the employment period;

     - payment within 30 days of the date of termination of all accrued vacation, holiday and personal leave days as of the date of termination;

     - payment of any unpaid incentive compensation that executive officer earned through the date of termination in accordance with the terms of any applicable incentive compensation plan;

     - acceleration of unvested options held by executives with Change in Control Agreements will accelerate, unless such acceleration will would trigger the "golden parachute" excise tax imposed by the U.S. Internal Revenue Code. In such case, the options will continue to vest as if the executive officer remained employed by us.

     A "Change in Control" is defined in the agreement to occur if a person becomes the beneficial owner of 50% or more of the combined voting power of our securities, if a majority of the Board changes without the specified approval of incumbent directors, if we merge with another entity in a way that substantially changes the ownership of existing stockholders, or if our stockholders approve a complete liquidation or dissolution. "Change in control" is also deemed to have occurred if executive's employment with us is terminated prior to the change in control and it is demonstrated that (a) such termination was at the request of a third party who has taken steps to effectuate the change in control; or (b) such termination arose in connection with or anticipation of the change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of the following two non-employee directors: Donald J. Lothrop and Peter D. Mann. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

     The following report is submitted by the Compensation Committee with respect to the executive compensation policies established by the Compensation Committee for the fiscal year ended December 31, 1999. The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of TriZetto's executive officers and key employees and recommends new employee benefit plans and changes to existing plans to the Board. The salary of Mr. Margolis is determined in accordance with his Employment Agreement.

     During the year ended December 31, 1999, our Board, based upon the recommendations of the Compensation Committee, established the levels of compensation for our executive officers, provided, however, Mr. Margolis' compensation is determined in accordance with the terms and conditions of his Employment Agreement.

     COMPENSATION POLICIES AND OBJECTIVES. Our executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis. There are three components to our executive compensation program, and each is consistent with the stated philosophy as follows:

          Base Salary. Base salaries for executives and other key employees are determined by individual financial and non-financial performance, position in salary range and general economic conditions of TriZetto. For purposes of administering base pay, all executive positions are evaluated and placed in appropriate salary grades. Salary range midpoint levels are reviewed on an annual basis to ensure competitiveness with a peer group of comparable companies. In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives, and (ii) formally reviews specific information provided by its accountants and other consultants, as necessary, with respect to the competitiveness of salaries paid to our executives.

          Annual Bonus. Annual bonuses for executives and other key employees are tied directly to our financial performance as well as individual performance. The purpose of annual cash bonuses are to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. When certain objective and subjective performance goals are not met, annual bonuses would be reduced or not paid. The bonuses paid in fiscal year 1999 were based upon our financial performance and each individual's performance during the year.

          Long-Term Incentives. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between our management and our stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of our share price. Stock options are awarded and in some instances, vesting is accelerated, if our goals and individual goals are achieved or exceeded. The Compensation Committee generally has followed the practice of granting options on terms which provide that the options become exercisable in cumulative annual installments over a four year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer term growth in share prices important for those receiving options.

     FISCAL YEAR 1999 COMPENSATION. We are required to disclose our policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to any of our executive officers for fiscal 2000 will exceed the $1 million limit per officer. Our 1998 Stock Option Plan is structured so that any compensation deemed paid to an executive officer upon exercise of an outstanding option under the plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation that will not be subject to the $1 million limitation.

                                          Respectfully submitted,

                                          Donald J. Lothrop
                                          Peter D. Mann

STOCK PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative stockholder return on TriZetto's Common Stock with the cumulative total return of (i) the Nasdaq Market Index, (ii) Media General Financial Services Industry Group Index 825 -- Healthcare Information Services, and (iii) Media General Financial Services Industry Group Index 852 -- Internet Software and Services, for the period that commenced October 8, 1999, the date on which TriZetto's Common Stock was first publicly traded on the Nasdaq National Market, and ended on December 31, 1999. The Performance Graph is not necessarily an indicator of future price performance. The graph assumes the reinvestment of all dividends. This information has been provided to TriZetto by Media General Financial Services.

                                                              10/08/99   10/31/99   11/30/99   12/31/99
                                                              --------   --------   --------   --------
The Trizetto Group, Inc.                                       100.00     111.11     238.89     518.06

MG Healthcare Info Services Index                              100.00      89.63     109.96     130.67

Nasdaq Market Index                                            100.00     107.74     120.49     147.32

MG Internet Software & Services Index                          100.00     104.02     133.52     168.80

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     Set forth below is certain information as of February 29, 2000 regarding the beneficial ownership of our Common Stock by (i) any person who was known by us to own more than five percent of our the voting securities, (ii) all directors and nominees, (iii) each of the Named Executive Officers identified in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.

                                                                AMOUNT AND NATURE
                                                                  OF BENEFICIAL
NAME AND ADDRESS BENEFICIAL OWNERS(1)                             OWNERSHIP(2)       % OF CLASS
-------------------------------------                           -----------------    ----------
Raymond D. Croghan..........................................        3,157,681(3)         15%
  370 Interlocken Blvd.
  4(th) Floor
  Broomfield, CO 80021
Delphi Ventures IV, L.P.....................................        2,736,014            13%
Delphi BioInvestments IV, L.P.
  3000 Sand Hill Road
  Building One, Suite 135
  Menlo Park, CA 94025
Fidelity Ventures Limited...................................        1,289,336             6%
  82 Devonshire Street, R25C
  Boston, MA 02109-3614
Fidelity Investors Limited Partnership......................        1,289,336             6%
Fidelity Investors II Limited Partnership
  82 Devonshire Street, R25C
  Boston, MA 02109-3614
Jeffrey H. Margolis(4)......................................        2,685,000            13%
Donald J. Lothrop (5).......................................        2,736,014            13%
Peter D. Mann(6)............................................        1,289,336             6%
William E. Fisher(7)........................................          422,595             2%
Paul F. LeFort(8)...........................................           60,000            <1%
Daniel J. Spirek(9).........................................          325,000             2%
Michael J. Sunderland.......................................            5,000            <1%
Kerry M. Kearns.............................................           38,000            <1%
Shawn Bowen(10).............................................          253,125             1%
All executive officers and directors as a group
  (16 persons)(11)..........................................        8,298,370            39%

---------------

(1) Unless otherwise indicated, the business address of such stockholder is c/o The TriZetto Group, Inc., 567 San Nicolas Drive, Suite 360, Newport Beach, California 92660.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of February 29, 2000, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes 100,000 shares held by the Raymond D. Croghan Charitable Remainder Trust, Raymond D. Croghan, Trustee. 550,000 of these shares are subject to an option granted by Mr. Croghan to Mr. Margolis, with a term of five years and an exercise price of $6.50 per share.

(4) 1,760,000 shares are held by Jeffrey H. Margolis and his wife, in their capacities as trustees of the Margolis Family Trust, over which the trustees have shared voting power. 300,000 shares are held in two additional trusts over which Mr. Margolis has sole voting power and Mr. Margolis disclaims beneficial ownership in 150,000 of such shares. Includes options for 550,000 shares of common stock granted by Mr. Croghan to Mr. Margolis, which are exercisable within 60 days of February 29, 2000. Also includes Mr. Margolis' options for 75,000 shares of common stock, which are exercisable within 60 days of February 29, 2000.

(5) Consists of 2,736,014 shares held by Delphi Ventures IV, L.P. and Delphi BioInvestments IV, L.P. Mr. Lothrop is a Managing Member of Delphi Management Partners IV, LLC, the general partner of Delphi Ventures IV, L.P. and Delphi BioInvestments IV, L.P., and disclaims beneficial ownership of the 2,736,014 shares except to the extent of his pecuniary interest. Mr. Lothrop's business address is the same as that of Delphi.

(6) Consists of 1,289,336 shares held by Fidelity Ventures Limited. Mr. Mann is a Vice President of the general partner of Fidelity Ventures and disclaims beneficial ownership of the 1,289,336 shares. Mr. Mann's business address is the same as that of Fidelity.

(7) Includes options for 10,000 shares of common stock which are exercisable within 60 days of February 29, 2000. Also includes 162,595 shares of common stock held by KFS Management, Inc. Mr. Fisher owns 50% of the issued and outstanding stock of KFS and is an officer and director of KFS.

(8) Includes options for 10,000 shares of common stock, which are exercisable within 60 days of February 29, 2000.

(9) Includes options for 25,000 shares of common stock, which are exercisable within 60 days of February 29, 2000.

(10) Includes options for 3,125 shares of common stock, which are exercisable within 60 days of February 29, 2000.

(11) Includes options for 130,625 shares of common stock, which are exercisable within 60 days of February 29, 2000.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     KFS WARRANTS. On September 1, 1997, Croghan & Associates issued a promissory note in the principal amount of $520,000 to KFS Management, Inc. In connection with this promissory note, Croghan & Associates issued KFS Management, Inc. warrants to purchase 243,893 shares of Croghan & Associates common stock at $0.53 per share. When we acquired Croghan & Associates, we agreed to convert these warrants into warrants to purchase 162,595 shares of our common stock at $0.80 per share. KFS exercised its warrants on August 2, 1999. One of our directors, William Fisher, owns 50% of the issued and outstanding stock of KFS and is an officer and director of KFS. The value of the warrants, which was not deemed material, was determined using the Black Scholes valuation model, a fair value option-pricing model.

     SERIES B FINANCING. On April 12, 1999, we issued an aggregate of 1,730,770 shares of Series B Preferred Stock for $2.60 per share. Of the 1,730,770 shares of preferred stock sold by us, 769,232 shares were sold to the following principal stockholders for an aggregate purchase price of $2,000,003.

                                                                 NUMBER        AGGREGATE
PURCHASER                                                       OF SHARES    PURCHASE PRICE
---------                                                       ---------    --------------
Delphi Ventures IV, L.P.....................................     282,635        $734,851
Delphi BioInvestments IV, L.P...............................       5,827        $ 15,150
Fidelity Ventures Limited...................................     240,385        $625,001
Fidelity Investors II Limited Partnership...................     240,385        $625,001

     In connection with the sale of these shares, the Delphi entities agreed to vote their shares to elect a designee of the Fidelity entities to our Board and the Fidelity entities agreed to vote their shares to elect a designee of the

Delphi entities. Donald Lothrop currently serves as the Delphi entities' designee and Peter Mann currently serves as the Fidelity entities' designee.

     MARGOLIS $100,000 NOTE. In connection with Mr. Margolis' employment agreement, dated April 30, 1998, we loaned Mr. Margolis $100,000 in exchange for a promissory note in the principal sum of $100,000, bearing interest at 6.5% per year. We forgave $25,000 of the principal amount of this note and the related interest on April 30, 1999 and shall forgive an additional $25,000 and the related interest on each of the next three anniversaries of Mr. Margolis' employment agreement, so long as Mr. Margolis remains our employee. The entire sum of principal and interest of the note is due on April 30, 2002, and is immediately due if Mr. Margolis commits any act of default as described in the note.

     MARGOLIS $200,000 NOTE. In June 1998, we loaned Mr. Margolis $200,000 in exchange for a promissory note in the principal sum of $200,000, bearing an interest rate of 8% per year. The entire sum of principal and interest of the note was due on June 15, 1999. The note was secured by 200,000 shares of our common stock. On May 21, 1999, we repurchased 200,000 shares of common stock owned by Mr. Margolis in exchange for the note.

     CROGHAN $500,000 NOTE. In October 1998, we loaned Mr. Croghan $500,000 in exchange for a promissory note in the principal sum of $500,000, bearing an interest rate of 8% per year. The entire sum of principal and interest of the note was due on October 26, 1999. The note was secured by 362,319 shares of our common stock. On June 30, 1999, we repurchased 362,319 shares of common stock by Mr. Croghan in exchange for the note.

     GARTE & ASSOCIATES, INC. In 1999, we entered into an agreement with Garte & Associates, Inc. pursuant to which we would pay Garte &Associates, Inc. an investment banking fee for certain acquisitions. In 1999, we paid a total of $256,000 to Garte & Associates, Inc. in connection with our acquisitions of Novalis Corporation and Finserv Health Care Systems, Inc. in late 1999. Harvey Garte, our Vice President of Corporate Development and Investor Relations, is the sole stockholder of Garte & Associates, Inc.

     FUTURE TRANSACTIONS. Any future transactions between TriZetto and its officers, directors or affiliates will either be on terms no less favorable to TriZetto than could be obtained from third parties, will be subject to approval by a majority of TriZetto's outside directors or will be consistent with policies approved by a majority of such outside directors.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) List of documents filed as part of this Form 10-K:

   1.                           FINANCIAL STATEMENTS

             See Index to Financial Statements and Schedule on page F-1

   2.                       FINANCIAL STATEMENT SCHEDULES

             See Index to Financial Statements and Schedule on page F-1

   3.                                 EXHIBITS

           The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

        EXHIBIT
          NO.                       DESCRIPTION OF EXHIBIT
        -------                     ----------------------
          2.1    Exchange Agreement, dated October 1, 1997, by and among M.C.
                 Health Holdings, Inc. and the stockholders of Croghan &
                 Associates, Inc. and stockholders of Margolis Health
                 Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's Registration Statement on Form S-1 as filed
                 with the Securities and Exchange Commission on August 5,
                 1999, File No. 333-84533)
         2.2+    Stock Purchase Agreement, dated February 5, 1999 by and
                 among TriZetto, Creative Business Solutions, Inc. and the
                 stockholders of Creative Business Solutions, Inc.
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the
                 Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
         2.3+    Partnership Interest Purchase Agreement, dated February 5,
                 1999, by and between TriZetto, TriZetto Acquisition Group,
                 LLC, HealthWeb Systems, Ltd, HealthWeb General Partner, Inc.
                 and the holders of partnership interests (Incorporated by
                 reference to Exhibit 2.3 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and
                 Exchange Commission on October 4, 1999, File No. 333-84533)
          2.4    Asset Purchase Agreement, dated April 1,1999, between
                 TriZetto and Management Technology Solutions, Inc.
                 (Incorporated by reference to Exhibit 2.4 of TriZetto's
                 Registration Statement on Form S-1 as filed with the
                 Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         2.5+    Information Technology Services Agreement, dated May 1,
                 1999, between TriZetto and MedPartners, Inc. (Incorporated by reference to Exhibit 2.5 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and
                 Exchange Commission on October 4, 1999, File No. 333-84533)
          2.6    Escrow Agreement, dated February 15, 1999, by and among
                 TriZetto and the stockholders of Creative Business
                 Solutions, Inc. (Incorporated by reference to Exhibit 2.6 of
                 TriZetto's Registration Statement on Form S-1/A, as filed
                 with the Securities and Exchange Commission on October 6,
                 1999, File No. 333-84533)
          2.7    Escrow Agreement, dated February 5, 1999, by and among
                 TriZetto and the holders of partnership interests in
                 HealthWeb (Incorporated by reference to Exhibit 2.7 of
                 TriZetto's Registration Statement on Form S-1/A, as filed
                 with the Securities and Exchange Commission on October 6,
                 1999, File No. 333-84533)
          2.8    Stock Purchase Agreement, dated November 29, 1999, by and
                 among TriZetto, Novalis Corporation, the Novalis Noteholders described therein, and the Novalis Stockholders described
                 therein (Incorporated by reference to Exhibit 2.1 of
                 TriZetto's Form 8-K as filed with the Securities and
                 Exchange Commission on December 14, 1999, File No.
                 000-27501)

          2.9 Offset Escrow Agreement, dated as of November 29, 1999, by and among TriZetto, the Novalis Securityholders described therein, ABS Capital Partners, Inc., as Representative, and
                 Bankers Trust Company of California, N.A., as Escrow Agent
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.10    Registration Rights Agreement, dated as of November 29,
                 1999, by and among TriZetto and certain TriZetto stockholders (Incorporated by reference to Exhibit 2.3 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No.
                 000-27501)
         2.11    Form of Promissory Note as executed by certain Novalis
                 Securityholders in favor of Novalis Corporation
                 (Incorporated by reference to Exhibit 2.4 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.12    Warrant and Warrant Assignment, dated as of November 29,
                 1999, issued by QCA Health Plan, Inc. in favor of Silavon,
                 Inc. and assigned to TriZetto (Incorporated by reference to Exhibit 2.5 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999,
                 File No. 000-27501)
         2.13 Non-Competition Agreement, dated as of November 29, 1999, by and between TriZetto and Chester E. Burrell (Incorporated by reference to Exhibit 2.6 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14,
                 1999, File No. 000-27501)
         2.14 Warrant Escrow Agreement, dated as of November 29, 1999, by and among TriZetto, the Novalis Securityholders described therein, Silavon, Inc., ABS Capital Partners, Inc., as
                 Representative, and Stradling Yocca Carlson & Rauth, as
                 Escrow Agent (Incorporated by reference to Exhibit 2.7 of
                 TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No.
                 000-27501)
         2.15 Form of Stock Pledge Agreement entered into by and between Novalis Corporation and certain Novalis Securityholders
                 (Incorporated by reference to Exhibit 2.8 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.16 Agreement and Plan of Merger, dated as of December 22, 1999, by and among TriZetto, Finserv Acquisition Corp., Finserv
                 Health Care Systems, Inc., and the Finserv Securityholders described therein (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.17 Escrow Agreement, dated as of December 22, 1999, by and among TriZetto, the Finserv Securityholders described therein, Stuart Schloss, as Representative, and Bankers
                 Trust Company of California, N.A., as Escrow Agent
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.18    Form of Non-Competition Agreement, dated as of December 22,
                 1999, as entered into by and between TriZetto and certain employees (Incorporated by reference to Exhibit 2.3 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.19    Registration Rights Agreement, dated as of December 22,
                 1999, by and among TriZetto and certain TriZetto stockholders (Incorporated by reference to Exhibit 2.4 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)

          3.1    Amended and Restated Certificate of Incorporation of
                 TriZetto, as filed with the Delaware Secretary of State effective as of April 8, 1999 (Incorporated by reference to Exhibit 3.1 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
          3.2    Form of Amended and Restated Certificate of Incorporation of
                 TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
                 S-1/A, as filed with the Securities and Exchange Commission on September 14, 1999, File No. 333-84533)
          3.3 Amended and Restated Bylaws of TriZetto, effective as of April 29, 1998 (Incorporated by reference to Exhibit 3.3 of
                 TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999,
                 File No. 333-84533)
          3.4 Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
                 TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)
          4.1 Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
                 S-1/A as filed with the Securities and Exchange Commission on September 14, 1999, File No. 333-84533)
         10.1*   1998 Stock Option Plan (Incorporated by reference to Exhibit
                 10.1 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August
                 5, 1999, File No. 333-84533)
         10.2* Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.3*   Form of 1998 Non-Qualified Stock Option Agreement
                 (Incorporated by reference to Exhibit 10.3 of TriZetto's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         10.4* 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto's Registration Statement on Form
                 S-1/A as filed with the Securities and Exchange Commission on August 18, 1999, File No. 333-84533)
         10.5*   Employment Agreement, dated April 30, 1998, by and between
                 TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.6    Promissory Note, dated April 30, 1998, by and between
                 TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.7 Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.8    First Amended and Restated Investor Rights Agreement, dated
                 April 9, 1999 by and among Raymond Croghan, Jeffrey
                 Margolis, TriZetto, and Series A and Series B Preferred
                 Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)

         10.9+ Professional Services Agreement, dated January 1, 1999, by and between TriZetto and CCN Managed Care, Inc.
                 (Incorporated by reference to Exhibit 10.9 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
         10.10   Office Lease Agreement, dated April 26, 1999, between St.
                 Paul Properties, Inc. and TriZetto (including addendum)
                 (Incorporated by reference to Exhibit 10.10 of TriZetto's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         10.11   Sublease Agreement, dated December 18, 1998, between TPI
                 Petroleum, Inc. and TriZetto (including underlying Office
                 Lease Agreement by and between St. Paul Properties, Inc. and
                 Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
                 TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999,
                 File No. 333-84533)
         10.12   Sublease Agreement, dated May 1, 1999, between MedPartners,
                 Inc. and TriZetto (including underlying Lease by and between Riverchase Tower, Ltd. And MedPartners, Inc.) (Incorporated by reference to Exhibit 10.12 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
        10.13+   Technical Support Agreement, dated May 15, 1995, between DHI
                 Computing Services, Inc. and Croghan & Associates, Inc.
                 (Incorporated by reference to Exhibit 10.13 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File
                 No. 333-84533)
        10.14+   Standard Multi-Directory and Support Agreement, dated May
                 25, 1999, between TriZetto and Epic Systems Corporation
                 (Incorporated by reference to Exhibit 10.14 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
        10.15+ Master Software License Agreement, dated May 1, 1999, between Medic Computer Systems, Inc. and TriZetto
                 (Incorporated by reference to Exhibit 10.15 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 6, 1999, File
                 No. 333-84533)
        10.16+   Addendum to the Master License Agreement, dated April 15,
                 1999, between Medical Manager Midwest, Inc. and Management and Technology Solutions, Inc. (including underlying Medical
                 Manager License Agreement between Medical Manager Midwest,
                 Inc. and Management and Technology Solutions, Inc.)
                 (Incorporated by reference to Exhibit 10.16 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File
                 No. 333-84533)
        10.17+   Technical Infrastructure Maintenance Agreement, dated March
                 1, 1998, between Medical Manager Midwest, Inc. and
                 Management and Technology Solutions, Inc. (Incorporated by reference to Exhibit 10.17 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File No. 333-84533)
         10.18 North American Partner Agreement, dated May 26, 1999, between Great Plains Software and TriZetto (Incorporated by reference to Exhibit 10.18 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.19 Form of Restricted Stock Purchase Agreement between TriZetto and certain employees (Incorporated by reference to Exhibit
                 10.19 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August
                 5, 1999, File No. 333-84533)

         10.20   Bank One Credit Facility (including Promissory Note, Loan
                 Agreement and Commercial Security Agreement) dated March 4,
                 1999 (Incorporated by reference to Exhibit 10.20 of TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)
         10.21   Bank One Credit Facility (including Promissory Note, Loan
                 Agreement and Commercial Security Agreement), dated October
                 27, 1999
         10.22   First Modification and Ratification of Lease, dated November
                 1, 1999, by and between TriZetto and St. Paul Properties,
                 Inc.
         10.23   Second Modification and Ratification of Lease, dated
                 December 1999, by and between TriZetto and St. Paul
                 Properties, Inc.
         10.24   Bank One Master Lease Agreement and related Security
                 Agreement, dated December 1999
         21.1    Current Subsidiaries of TriZetto.
         23.1 Consent of PricewaterhouseCoopers LLP with respect to the financial statements of TriZetto.
         27.1    Financial Data Schedule.

* This exhibit is identified as a management contract or compensatory plan or arrangement of TriZetto pursuant to Item 14(a) of Form 10-K.

+ Portions of this exhibit are omitted and were filed separately with the SEC pursuant to TriZetto's confidential treatment requests under Rule 406 of the Securities Act of 1933.

(B) REPORTS ON FORM 8-K.

     On December 14, 1999, the registrant filed a Form 8-K (Item 2) relating to its acquisition of all the issued and outstanding capital stock of Novalis Corporation. The financial statements of the business acquired and the proforma financial information were filed on Form 8-K/A in the first quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2000.

                                          THE TRIZETTO GROUP, INC.

                                                 /s/ JEFFREY H. MARGOLIS
                                          By:
                                          --------------------------------------

                                                    Jeffrey H. Margolis
                                             President, Chief Executive Officer
                                                             and
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                    TITLE                          DATE
               ---------                                    -----                          ----
        /s/ JEFFREY H. MARGOLIS          President, Chief Executive Officer and       March 30, 2000
---------------------------------------  Chairman
          Jeffrey H. Margolis            of the Board (Principal executive officer.)

       /s/ MICHAEL J. SUNDERLAND         Senior Vice President of Finance, Chief      March 30, 2000
---------------------------------------  Financial Officer and Secretary (Principal
         Michael J. Sunderland           financial and accounting officer.)

         /s/ DONALD J. LOTHROP           Director                                     March 30, 2000
---------------------------------------
           Donald J. Lothrop

           /s/ PETER D. MANN             Director                                     March 30, 2000
---------------------------------------
             Peter D. Mann

                                         Director
---------------------------------------
           William E. Fisher

          /s/ PAUL F. LEFORT             Director                                     March 30, 2000
---------------------------------------
            Paul F. LeFort

                            THE TRIZETTO GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets -- December 31, 1999 and 1998...   F-3
Consolidated Statements of Operations*......................   F-4
Consolidated Statement of Stockholders' Equity (Deficit)*...   F-5
Consolidated Statements of Cash Flows*......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................   F-22

* For the years ended December 31, 1999 and 1998, and the period from May 27, 1997 (date of inception) to December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The TriZetto Group, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 48 present fairly, in all material respects, the financial position of The TriZetto Group, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from May 27, 1997 (date of inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 16, 2000

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1999       1998
                                                                -------    ------
ASSETS:
Current assets:
  Cash and cash equivalents.................................    $18,849    $3,681
  Short-term investments....................................      5,957        --
  Accounts receivable, less allowance for doubtful accounts
    of $597 and $204, respectively..........................      8,228     3,083
  Note receivable from related party........................         25        25
  Prepaid expenses and other current assets.................      1,776       194
  Income tax receivable.....................................        440       406
  Deferred taxes............................................         --       191
                                                                -------    ------
    Total current assets....................................     35,275     7,580
  Property and equipment, net...............................     10,797       989
  Long-term investments.....................................      1,230        --
  Other assets..............................................        265        40
  Note receivable from related party........................        525        75
  Goodwill and other intangible assets, net.................     20,326        36
                                                                -------    ------
    Total assets............................................    $68,418    $8,720
                                                                =======    ======
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term note payable...................................    $   623    $   52
  Capital lease obligations, current........................      1,234        28
  Accounts payable..........................................      3,102        95
  Accrued liabilities.......................................      9,172     1,815
  Income taxes payable......................................         22        --
  Deferred revenue..........................................        241        --
                                                                -------    ------
    Total current liabilities...............................     14,394     1,990
  Long-term notes payable...................................        504        --
  Capital lease obligations.................................      2,224       125
  Note payable to related party.............................         --       520
  Deferred taxes............................................         --       377
                                                                -------    ------
    Total liabilities.......................................     17,122     3,012
                                                                -------    ------
Commitments (Note 6)
Mandatorily redeemable convertible preferred stock: $0.001
  par value;
  Shares authorized: 10,392
  Shares issued and outstanding: none in 1999 and 4,545 in
    1998....................................................         --     6,449
                                                                -------    ------
Stockholders' equity (deficit):
  Common stock: $0.001 par value;
  Shares authorized: 30,000
  Shares issued and outstanding: 20,923 in 1999 and 9,217 in
    1998....................................................         20         9
Additional paid-in capital..................................     66,215       940
Notes receivable from stockholders..........................        (41)     (741)
Deferred stock compensation.................................     (5,786)     (460)
Accumulated deficit.........................................     (9,112)     (489)
                                                                -------    ------
  Total stockholders' equity (deficit)......................     51,296      (741)
                                                                -------    ------
      Total liabilities, mandatorily redeemable convertible
       preferred stock
         and stockholders' equity (deficit).................    $68,418    $8,720
                                                                =======    ======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE PERIOD
                                                        FOR THE YEAR ENDED          FROM MAY 27, 1997
                                                   ----------------------------    (DATE OF INCEPTION)
                                                   DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                                       1999            1998               1997
                                                   ------------    ------------    -------------------
                                                                   (IN THOUSANDS)
Revenues:
  Recurring revenue............................      $19,448         $ 5,300              $1,191
  Non-recurring revenue........................       13,478           6,131               1,328
                                                     -------         -------              ------
Total revenues.................................       32,926          11,431               2,519
                                                     -------         -------              ------
Cost of revenues:
  Recurring revenue............................       17,057           3,967               1,250
  Non-recurring revenue........................        9,751           3,490                 422
                                                     -------         -------              ------
Total cost of revenues.........................       26,808           7,457               1,672
                                                     -------         -------              ------
Gross profit...................................        6,118           3,974                 847
                                                     -------         -------              ------
Operating expenses:
  Research and development.....................        2,371           1,083                  --
  Selling, general and administrative..........        9,694           2,885                 672
  Amortization of deferred stock
     compensation..............................        1,057              22                  --
  Write-off of acquired in-process
     technology................................        1,407              --                  --
                                                     -------         -------              ------
     Total operating expenses..................       14,529           3,990                 672
                                                     -------         -------              ------
Income (loss) from operations..................       (8,411)            (16)                175
Interest income................................          527             210                  15
Interest expense...............................         (256)            (52)                (13)
                                                     -------         -------              ------
  Income (loss) before provision for income
     taxes.....................................       (8,140)            142                 177
Provision for (benefit of) income taxes........         (213)             82                  74
                                                     -------         -------              ------
  Net income (loss)............................      $(7,927)        $    60              $  103
                                                     =======         =======              ======
Net income (loss) per share:
  Basic........................................      $ (0.85)        $  0.01              $ 0.05
                                                     =======         =======              ======
  Diluted......................................      $ (0.85)        $  0.00              $ 0.03
                                                     =======         =======              ======
Shares used in computing net income (loss) per
  share:
  Basic........................................        9,376           4,937               2,065
                                                     =======         =======              ======
  Diluted......................................        9,376          12,783               4,074
                                                     =======         =======              ======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
   FOR THE PERIOD FROM MAY 27, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                          NOTES                        RETAINED         TOTAL
                                         COMMON STOCK     ADDITIONAL    RECEIVABLE      DEFERRED       EARNINGS     STOCKHOLDERS'
                                        ---------------    PAID-IN         FROM          STOCK       (ACCUMULATED      EQUITY
                                        SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION     DEFICIT)       (DEFICIT)
                                        ------   ------   ----------   ------------   ------------   ------------   -------------
Issuance of common stock..............   2,500    $ 3      $    13         $ --         $    --        $    --         $    16
Issuance of common stock for services
  rendered............................   1,217      1            7           --              --             --               8
Issuance of common stock for purchase
  of Croghan & Associates, Inc........   5,801      6          430           --              --             --             436
Issuance of common stock for note
  receivable..........................     175     --           13          (13)             --             --              --
Net income............................      --     --           --           --              --            103             103
                                        ------    ---      -------         ----         -------        -------         -------
Balance, December 31, 1997............   9,693     10          463          (13)             --            103             563
Issuance of common stock..............      75     --            9           --              --             --               9
Issuance of common stock for note
  receivable..........................     390     --           53          (53)             --             --              --
Repurchase of common stock............    (941)    (1)         (67)          --              --           (652)           (720)
Payments on notes receivable..........      --     --           --           25              --             --              25
Notes issued to stockholders..........      --     --           --         (700)             --             --            (700)
Deferred stock compensation...........      --     --          482           --            (482)            --              --
Amortization of deferred stock
  compensation........................      --     --           --           --              22             --              22
Net income............................      --     --           --           --              --             60              60
                                        ------    ---      -------         ----         -------        -------         -------
Balance, December 31, 1998............   9,217      9          940         (741)           (460)          (489)           (741)
Issuance of common stock to purchase
  Creative Business Solutions, Inc.
  and HealthWeb Systems, Ltd..........     655      1        1,145           --              --             --           1,146
Issuance of common stock to purchase
  assets of Management & Technology
  Solutions, Inc......................      60     --          140           --              --             --             140
Issuance of common stock for purchase
  of Novalis Corporation..............     549      1        8,999           --              --             --           9,000
Issuance of common stock for purchase
  of Finserv Health Care Systems,
  Inc.................................      49     --        1,499           --              --             --           1,499
Repurchase of common stock in exchange
  of notes receivable from
  stockholders........................    (563)    (1)          (3)         700              --           (696)             --
Deferred stock compensation...........      --     --        6,383           --          (6,383)            --              --
Amortization of deferred stock
  compensation........................      --     --           --           --           1,057             --           1,057
Stock compensation....................      --     --           53           --              --             --              53
Repurchase common stock...............      (6)    --           --           --              --             --              --
Exercise of common stock options and
  warrants............................     206     --          141           --              --             --             141
Issuance of common stock related to
  initial public offering, net........   4,480      4       35,992           --              --             --          35,996
Conversion of preferred stock to
  common stock........................   6,276      6       10,926           --              --             --          10,932
Net loss..............................      --     --           --           --              --         (7,927)         (7,927)
                                        ------    ---      -------         ----         -------        -------         -------
Balance, December 31, 1999............  20,923    $20      $66,215         $(41)        $(5,786)       $(9,112)        $51,296
                                        ======    ===      =======         ====         =======        =======         =======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            FOR THE PERIOD
                                                               FOR THE YEAR ENDED          FROM MAY 27, 1997
                                                          ----------------------------    (DATE OF INCEPTION)
                                                          DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                                              1999            1998               1997
                                                          ------------    ------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................      $ (7,927)       $    60              $ 103
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Provision for doubtful accounts...................           505            203                204
    Common stock issued for services rendered.........            --             --                  8
    Amortization of deferred stock compensation.......         1,057             22                 --
    Write-off of acquired in-process technology.......         1,407             --                 --
    Forgiveness of note receivable....................            32             --                 --
    Stock compensation................................            53             --                 --
    Deferred taxes....................................          (186)           (83)              (105)
    Loss on disposal of property and equipment........            --            187                130
    Depreciation and amortization.....................         2,415            161                 24
    Changes in assets and liabilities:
    Accounts receivable...............................        (3,080)        (2,127)              (762)
    Prepaid expenses and other current assets.........        (1,271)           (75)               (99)
    Income tax receivable.............................           (34)          (406)                --
    Accounts payable..................................         1,364             32               (128)
    Accrued liabilities...............................         2,604            976                614
    Deferred revenue..................................           241           (248)               247
    Other long-term assets............................          (181)           (16)                --
                                                            --------        -------              -----
  Net cash provided by (used in) operating
    activities........................................        (3,001)        (1,314)               236
                                                            --------        -------              -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term and long-term investments....        (7,187)            --                 --
  Purchase of property and equipment and software
    licenses..........................................        (3,208)          (750)              (121)
  Purchase of MedPartners' assets.....................        (2,630)            --                 --
  Acquisitions, net of cash acquired..................        (7,338)            --                614
                                                            --------        -------              -----
    Net cash provided by (used in) investing
      activities......................................       (20,363)          (750)               493
                                                            --------        -------              -----
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.........        35,996              9                 16
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net..................         4,483          6,449                 --
  Repurchases of common stock.........................            --           (720)                --
  Proceeds from issuance of notes payable.............            --             56                 86
  Payments of notes payable...........................        (1,275)           (32)               (58)
  Payment on line of credit...........................          (265)            --                 --
  Principal payments on capital leases................          (448)           (15)                --
  Issuance of notes receivable........................            --           (800)                --
  Repayment of notes receivable.......................            30             25                 --
  Employee exercise of stock options..................            11             --                 --
                                                            --------        -------              -----
    Net cash provided by financing activities.........        38,532          4,972                 44
                                                            --------        -------              -----
  Net increase in cash and cash equivalents...........        15,168          2,908                773
  Cash and cash equivalents at beginning of period....         3,681            773                 --
                                                            --------        -------              -----
  Cash and cash equivalents at end of period..........      $ 18,849        $ 3,681              $ 773
                                                            ========        =======              =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY

     The TriZetto Group, Inc. (the "Company"), was incorporated in the state of Delaware on May 27, 1997. The Company is a provider of remotely hosted software applications, both third party packaged and proprietary software, and related services used in the healthcare industry. The Company also offers an Internet browser application that serves as a portal for the exchange of healthcare information and services over the Internet. The Company provides access to its hosted applications either through the Internet or through traditional networks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

  Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company's accounts receivable are derived from revenue earned from customers located in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of individual accounts.

     The following tables summarize the revenues and accounts receivable balances from customers in excess of 10% of total revenues and total accounts receivable balances, respectively:

                                                                                 FOR THE PERIOD
                                                                YEAR ENDED      FROM MAY 27, 1997
                                                               DECEMBER 31,    (DATE OF INCEPTION)
                                                               ------------      TO DECEMBER 31,
                                                               1999    1998           1997
                                                               ----    ----    -------------------
REVENUES:
  Company A................................................    16%     42%             40%
  Company B................................................     0%     11%             16%
  Company C................................................    19%      0%              0%

                                                                    DECEMBER 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
ACCOUNTS RECEIVABLE:
  Company A.................................................     0%     56%     40%
  Company B.................................................     0%      0%     20%
  Company C.................................................     0%      0%     13%
  Company D.................................................    13%      0%      0%

  Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

  Investments

     At December 31, 1999, short-term investments consisted of debt securities with original maturities between three months and one year when purchased. Investments with original maturities greater then one year from the date of purchase have been classified as long-term investments. The Company has determined that all of its debt securities should be classified as available-for-sale. The difference between the cost basis and the market value of the Company's investments was not material at December 31, 1999. The Company's investments at December 31, 1999 primarily consisted of corporate bonds and debt. Long-term investments of $1.2 million mature during 2001.

  Property and equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of five to seven years. Leasehold improvements are amortized over their estimated useful lives, or the lease term if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

  Goodwill and other intangible assets

     Intangible assets arose from the Company's acquisitions. Goodwill is being amortized on a straight-line basis over five to seven years. Other intangible assets consist of acquired work force, customer lists and core technology which are being amortized on a straight-line basis over their estimated useful lives of two to four, five and three years, respectively. Software technology rights are amortized on a straight-line basis over the lesser of the contract term or five years.

  Long-lived assets

     Long-lived assets and certain intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

  Revenue recognition

     Recurring revenue, or multi-year contractually based revenue, is recognized monthly based upon volume of service transactions. Non-recurring revenue is generally billed on a time and materials basis, and is recognized as the non-recurring services are performed. Provisions for estimated losses on fixed fee contracts are recorded when identified.

  Research and development

     Research and development costs are charged to operations as incurred.

  Income taxes

     The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

                                                                                  FOR THE PERIOD
                                                              YEAR ENDED         FROM MAY 27, 1997
                                                             DECEMBER 31,       (DATE OF INCEPTION)
                                                          ------------------      TO DECEMBER 31,
                                                           1999       1998             1997
                                                          -------    -------    -------------------
BASIC:
  Net income (loss)...................................    $(7,927)   $    60           $  103
  Weighted average common shares outstanding..........      9,376      4,937            2,065
  Net income (loss) per share.........................    $ (0.85)   $  0.01           $ 0.05
                                                          =======    =======           ======
DILUTED:
  Net income (loss)...................................    $(7,927)   $    60           $  103
                                                          -------    -------           ------
  Weighted average common shares outstanding..........      9,376      4,937            2,065
  Preferred stock.....................................         --      2,888               --
  Options to purchase common stock....................         --        305               --
  Common stock subject to repurchase..................         --      4,640            2,009
  Warrants............................................         --         13               --
                                                          -------    -------           ------
  Total weighted common stock and common stock
     equivalents......................................      9,376     12,783            4,074
                                                          -------    -------           ------
  Net income (loss) per share.........................    $ (0.85)   $  0.00           $ 0.03
                                                          =======    =======           ======
ANTIDILUTIVE SECURITIES:
  Contingently issuable shares........................        518         --               --
  Options to purchase common stock....................      2,207         --               --
  Common stock subject to repurchase..................      1,698         --               --
  Warrants............................................         --         --              163
                                                          -------    -------           ------
                                                            4,423         --              163
                                                          =======    =======           ======

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

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), Accounting for Derivative Instruments and Hedging activities. SFAS 133 establishes methods of accounting and reporting for derivative instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, as amended by SFAS
137. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB 101 will not have a material impact on our financial position or results of operations.

3.   BALANCE SHEET ACCOUNTS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              ---------      --------
PROPERTY AND EQUIPMENT
  Computer equipment........................................   $ 7,166        $  633
  Furniture and fixtures....................................     1,607           138
  Equipment.................................................       841           191
  Software..................................................     2,401           142
  Leasehold improvements....................................       187            24
                                                               -------        ------
                                                                12,202         1,128
Less: Accumulated depreciation and amortization.............    (1,405)         (139)
                                                               -------        ------
                                                               $10,797        $  989
                                                               =======        ======

     Included in property and equipment at December 31, 1999 and December 31, 1998 is equipment acquired under capital leases totaling approximately $4.1 million and $167,000, respectively, and related accumulated amortization of $538,000 and $17,000, respectively.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              ---------      --------
INTANGIBLE ASSETS
  Software licenses.........................................   $ 2,707        $   54
  Goodwill..................................................     8,272            --
  Acquired workforce........................................     1,687            --
  Customer lists............................................     4,184            --
  Core technology...........................................     4,527            --
                                                               -------        ------
                                                                21,377            54
Less: Accumulated amortization..............................    (1,051)          (18)
                                                               -------        ------
                                                               $20,326        $   36
                                                               =======        ======

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1999            1998
                                                                --------        --------
ACCRUED LIABILITIES
  Accrued payroll and benefits..............................     $4,080          $1,285
  Accrued professional fees.................................        477             234
  Accrued acquisition expenses..............................      2,445              --
  Other.....................................................      2,170             296
                                                                 ------          ------
                                                                 $9,172          $1,815
                                                                 ======          ======

4.   NOTES PAYABLE AND LINE OF CREDIT

     In December 1998, the Company entered into a financing agreement for approximately $56,000 relating to premiums for business insurance. The amount is due in nine monthly installments and bears interest at 9.75% per annum. The financing company collateralized the loan by potential proceeds obtained from a claim on the insurance (unearned insurance provisions, loss payments that reduce the unearned premiums and any related interests arising from a state guarantee fund). At December 31, 1999, there was no outstanding balance under this credit facility.

     In January 1999, the Company entered into a financing agreement for $675,000 in order to acquire a software license. The non-interest bearing note (imputed interest rate of 7.80%) is due in sixty equal monthly installments. Borrowings under the financing agreement are collateralized by the software that the Company purchased with the note proceeds. At December 31, 1999, there was approximately $471,000 principal balance remaining on the note.

     In connection with the acquisition of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 (Note 10), the Company issued notes of $270,000. The notes bear interest at 8.00% per annum and the interest is payable annually in arrears. Fifty percent of the principal balance is payable on the first anniversary and fifty percent is payable on the second anniversary of the issue date. At December 31, 1999, there was $270,000 principal balance remaining on the notes.

     In March 1999, the Company entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in November 2000. Borrowings under the line of credit bear interest at prime plus 0.50% (9.0% at December 31, 1999) and are collateralized by substantially all of the assets of the Company. Interest is payable monthly as it accrues. The line of credit agreement contains certain covenants that the Company must adhere to during the term of the agreement including restrictions on the payment of dividends. As of December 31, 1999, there were no outstanding borrowings on the line of credit. The Company has outstanding four standby letters of credit in the aggregate amount of $319,000 which serve as security deposits for four of the Company's capital leases.

     In May 1999, the Company entered into a financing agreement for approximately $1,131,000. The amount is due in twelve equal monthly installments and bears interest at 10% per annum. Borrowings under the financing agreement are collateralized by the license that the Company purchased from the lender. At December 31, 1999, there was approximately $386,000 principal balance remaining on the note.

     In December 1999, the Company entered into a lease line of credit with a financial institution. The line of credit has a total capacity of $2.0 million and expires in December 2000. Borrowings under the line of credit at December 31, 1999 were approximately $973,000, and are collateralized by substantially all of the assets of the Company.

     Future principal payments of notes payable at December 31, 1999 are as follows:

            FOR THE PERIODS ENDING DECEMBER 31,
            -----------------------------------
     2000...................................................        $  623
     2001...................................................           245
     2002...................................................           119
     2003...................................................           129
     2004...................................................            11
                                                                    ------
                                                                     1,127
Less: Current portion.......................................          (623)
                                                                    ------
                                                                    $  504
                                                                    ======

5.   RELATED PARTY TRANSACTIONS

     In September 1997, the Company entered into a $520,000 financing agreement, bearing interest at 9% and payable quarterly beginning January 1, 1998. The principal amount is due October 1, 2002. In connection with the financing agreement, the Company issued to the financing company warrants to purchase 162,595 shares of common stock with an exercise price of $0.80 per share (Note
7). A member of the Company's Board of Directors owns 50% of the financing company. In August 1999, the warrant to purchase 162,595 shares of common stock was exercised, reducing the principal amount by $130,000. In October 1999, the Company paid off the remaining principal balance of $390,000.

     The Company has a note receivable for $100,000 from an officer of the Company. The note accrues interest at 6.5% per annum. The principal and accrued interest will be forgiven annually over a four year period beginning April 30, 1999 provided the officer is an employee of the Company. In the event of termination of the officer's employment with the Company the note and accrued interest become due and payable immediately. At December 31, 1999, the note receivable from related party was $75,000.

     In June 1998 and October 1998, the Company issued full recourse promissory notes to certain officers for $200,000 and $500,000, respectively. The promissory notes are collateralized by 200,000 and 362,319 shares of common stock, bear annual interest at 8% and are payable in 1999, or earlier upon employee termination. In May and June 1999, the Company repurchased the common stock in exchange for the notes.

     In June 1999, the Company entered into an agreement with Garte & Associates, Inc. pursuant to which the Company would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. In 1999, the Company paid a total of $256,000 to Garte & Associates, Inc. in connection with the Company's acquisitions of Novalis Corporation and Finserv Health Care Systems, Inc. in late 1999. Harvey Garte, the Company's Vice President of Corporate Development and Investor Relations, is the sole stockholder of Garte & Associates, Inc.

     In November 1999, in connection with the acquisition of Novalis, the Company received notes receivable in the aggregate amount of $475,000 from eight former stockholders of Novalis. The notes represent the former stockholders' agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The note accrues interest at 8.0% per annum, and is payable one year from the date of acquisition. At December 31, 1999, the note receivable from related parties was $475,000.

6.   COMMITMENTS

     The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2006. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 1999 and 1998 and for the period from May 27, 1997 (date of inception) to December 31, 1997, was $1.2 million , $192,000 and $71,000 respectively. These amounts are net of sublease income of $25,000, $48,000 and $36,000, respectively.

     Future minimum lease payments (exclusive of interest) under noncancelable operating and capital leases at December 31, 1999 are as follows:

            FOR THE PERIODS ENDING DECEMBER 31,                 CAPITAL LEASES    OPERATING LEASES
            -----------------------------------                 --------------    ----------------
                                                                          (IN THOUSANDS)
  2000......................................................        $1,256            $ 2,729
  2001......................................................         1,150              2,735
  2002......................................................           676              2,452
  2003......................................................           212              1,822
  2004......................................................           164              1,410
  Thereafter................................................            --              1,391
                                                                    ------            -------
Total minimum lease payments................................         3,458            $12,539
                                                                                      =======
Less: Current portion.......................................         1,234
                                                                    ------
                                                                    $2,224
                                                                    ======

7.   STOCKHOLDERS' EQUITY

  Common stock

     In October 1999, the Company completed its initial public offering of 4,480,000 shares of common stock, including 630,000 shares in connection with the exercise of underwriters' over-allotment option, at a price of $9.00 per share, that raised approximately $36.0 million, net of underwriting discounts, commissions and other offering costs. In addition, in connection with the offering, 350,000 shares of common stock of the Company were sold by a selling stockholder at $9.00 per share, for which the Company received no proceeds. Upon the closing of the offering, all of the Company's mandatorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

     At December 31, 1999, the Company had reserved sufficient shares of common stock for issuance upon conversion of preferred stock and exercise of stock options. Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of the preferred stockholders. The holders of each share of common stock are entitled to one vote. The Company issued shares of its common stock to certain employees under restricted stock agreements. These restricted stock agreements grant the Company repurchase rights which lapse upon attainment of full vesting by all stockholders. Full vesting is scheduled to occur on or before April 20, 2000. At December 31, 1999 and 1998, 1,698,441 and 4,405,602 shares of common stock are subject to repurchase by the Company, respectively.

  Mandatorily redeemable convertible preferred stock

     In April and October 1998, the Company issued an aggregate of 4,545,454 shares of Series A mandatorily redeemable convertible preferred stock ("convertible preferred stock") at $1.43 per share for gross proceeds of $6.5 million. In April 1999, the Company issued 1,730,770 shares of Series B convertible preferred stock at $2.60 per share for gross proceeds of $4.5 million. Upon the closing of the Company's initial public offering, all of the Company's mandatorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

  Stock option plan

     In May 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. Options are to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. The options generally vest and become exercisable annually at a rate of 25% of the option grant over a four year period. The term of the options is no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

     Activity under the Plan is as follows (in thousands, except per share data):

                                                                             OUTSTANDING OPTIONS
                                                SHARES                   ---------------------------       WEIGHTED
                                               AVAILABLE    NUMBER OF                      AGGREGATE       AVERAGE
                                               FOR GRANT     SHARES      EXERCISE PRICE      PRICE      EXERCISE PRICE
                                               ---------    ---------    --------------    ---------    --------------
Options reserved at Plan inception.........      1,600           --                  --          --            --
Granted....................................     (1,159)       1,159       $0.25 - $0.28     $   297         $0.26
Cancelled..................................         10          (10)              $0.25          (2)         0.25
                                                ------        -----      --------------     -------         -----
Balances, December 31, 1998................        451        1,149       $0.25 - $0.28         295          0.26
Additional options reserved................      2,400
Granted....................................     (2,620)       2,620       $0.25 - $2.60      16,312          6.23
Exercised..................................         --           60                0.25         (15)         0.25
Cancelled..................................        204         (204)      $0.25 - $1.00        (117)         0.57
                                                ------        -----      --------------     -------         -----
Balances, December 31, 1999................        435        3,505      $0.25 - $29.75     $16,475         $4.70
                                                ======        =====      ==============     =======         =====

     The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows (in thousands, except per share data):

                                                                                 OPTIONS EXERCISABLE AT
                 OPTIONS OUTSTANDING AT DECEMBER 31, 1999                          DECEMBER 31, 1999
--------------------------------------------------------------------------   ------------------------------
                                    WEIGHTED AVERAGE          WEIGHTED                         WEIGHTED
RANGE OF EXERCISE     NUMBER      REMAINING CONTRACTUAL   AVERAGE EXERCISE     NUMBER      AVERAGE EXERCISE
      PRICE         OUTSTANDING       LIFE (YEARS)             PRICE         EXERCISABLE        PRICE
-----------------   -----------   ---------------------   ----------------   -----------   ----------------
$ 0.25 -$2.60 ..       2,597              9.02                 $ 0.79            239            $0.28
$ 6.50 - $6.50 ..        311              9.61                 $ 6.50              2                7
$14.50 - $14.50..        155              9.85                 $14.50              1               15
$20.25 - $29.75..        442              9.93                 $23.01             --               --
                       -----                                                     ---
                       3,505              9.22                 $ 4.72            222            $0.40
                       =====                                                     ===

  Stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Had compensation cost for the Incentive Stock Plan been determined based on the fair value at the grant date for awards during 1998 and the year ended December 31, 1999, consistent with the provisions of SFAS No. 123, the Company's net income would have been as follows (in thousands, except per share amounts):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1999       1998
                                                                -------    ------
Net income (loss), as reported..............................    $(7,927)   $   60
Net income (loss), pro forma................................    $(8,695)   $   54
Net income (loss) per share, as reported:
  Basic.....................................................    ($ 0.85)   $ 0.01
  Diluted...................................................    ($ 0.85)   $ 0.00
Net income (loss) per share, pro forma:
  Basic.....................................................    ($ 0.93)   $ 0.01
  Diluted...................................................    ($ 0.93)   $ 0.00

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are anticipated to be made each year.

     At December 31, 1999 and December 31, 1998, options exercisable under the Plan were 241,921 and none, respectively. The weighted average fair values of options granted during 1999 and the year ended December 31, 1998 were $29.86 and $0.05, respectively.

     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1999
                                                                ------------    ------------
Risk-free interest rate.....................................         5.18%           6.34%
Expected life...............................................      4 years         4 years
Expected dividends..........................................           --              --

  Employee Stock Purchase Plan

     In July 1999, the board of directors adopted the Employee Stock Purchase Plan ("Stock Purchase Plan"). A total of 600,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. Employees are eligible to participate if they are employed for at least 20 hours per week and for more than five months in any calendar year. Employees who own more than 5% of the Company's outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee's compensation or $25,000.

     The Stock Purchase Plan will be implemented by 12 month offerings with purchases occurring at six month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. In the event of a proposed dissolution or liquidation of the Company, the offering periods terminate immediately prior to the consummation of the proposed action, unless otherwise provided by the Company's board of directors. The Employee Stock Purchase Plan will terminate in 2009, unless terminated sooner by the board of directors.

  Deferred stock compensation

     As of December 31, 1999, the Company recorded deferred compensation related to options granted to employees in the total amount of $6.9 million, representing the difference between the deemed fair value of the common stock, as determined for accounting purposes, and the exercise price of the options at the date of grant. Of this amount, $1.1 million had been amortized in 1999, and approximately $22,000 had been amortized in 1998. The Company amortizes deferred compensation over the vesting period of the underlying option.

  Warrants

     In connection with the acquisition of Croghan & Associates (Note 10), the Company issued a warrant to purchase 162,595 shares of the Company's common stock an exercise price of $0.80 per share to replace an existing warrant to purchase Croghan & Associates stock. The value of the warrant determined using the Black Scholes model was not material. In August 1999, the warrant to purchase 162,595 shares of common stock was exercised.

8.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                                 FOR THE PERIOD
                                                               YEAR ENDED       FROM MAY 27, 1997
                                                              DECEMBER 31,     (DATE OF INCEPTION)
                                                              -------------      TO DECEMBER 31,
                                                              1999     1998           1997
                                                              -----    ----    -------------------
Current
  Federal.................................................    $ (48)   $143           $ 156
  State...................................................       22      22              23
                                                              -----    ----           -----
Net income (loss) per share...............................      (26)    165             179
                                                              -----    ----           -----
Deferred
  Federal.................................................     (164)    (71)            (91)
  State...................................................      (23)    (12)            (14)
                                                              -----    ----           -----
                                                               (187)    (83)           (105)
                                                              -----    ----           -----
Total income tax provision (benefit)......................    $(213)   $ 82           $  74
                                                              =====    ====           =====

     The Company's effective tax rate differs from the statutory rate as shown in the following schedule (in thousands):

                                                                                  FOR THE PERIOD
                                                               YEAR ENDED        FROM MAY 27, 1997
                                                              DECEMBER 31,      (DATE OF INCEPTION)
                                                             ---------------      TO DECEMBER 31,
                                                              1999      1998           1997
                                                             -------    ----    -------------------
Tax provision at federal statutory rate..................    $(2,768)   $48             $60
State income taxes, net of federal benefit...............       (385)     7              10
Increase in valuation allowance..........................      1,355     --              --
Goodwill amortization....................................        699     --              --
Deferred stock amortization..............................        412     --              --
Nondeductible items and other............................        474     23               3
Other....................................................         --      4               1
                                                             -------    ---             ---
Tax provision (benefit)..................................    $  (213)   $82             $74
                                                             =======    ===             ===

     Temporary differences which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                                                 FOR THE PERIOD
                                                              YEAR ENDED        FROM MAY 27, 1997
                                                             DECEMBER 31,      (DATE OF INCEPTION)
                                                            ---------------      TO DECEMBER 31,
                                                             1999     1998            1997
                                                            ------    -----    -------------------
Deferred tax assets:
  Net operating loss carryforwards......................    $1,433    $  --           $  --
  Reserves and accruals.................................       425      191              96
  Fixed assets..........................................        --       --               9
  Research credits......................................        36       --              --
                                                            ------    -----           -----
Deferred tax assets.....................................     1,894      191             105
                                                            ------    -----           -----
Deferred tax liabilities:
  Deferred revenue......................................        --     (374)           (374)
  Fixed assets..........................................      (446)      (3)             --
  Other.................................................       (93)      --              --
                                                            ------    -----           -----
Deferred tax liabilities................................    $ (539)   $(377)          $(374)
Valuation allowance.....................................    (1,355)      --              --
Net deferred taxes......................................    $   --    $(186)          $(269)
                                                            ======    =====           =====

     Tax loss carryforwards at December 31, 1999 are approximately $3.5 million for federal purposes. The federal loss carryforward will expire in the fiscal year ended 2019. Availability of the net operating loss carryforward may potentially be reduced in the event of certain substantial changes in equity ownership.

9.   EMPLOYEE BENEFIT PLAN

     In January 1998, the Company adopted a plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company has made no contributions since the Plan's inception.

10. ACQUISITIONS

     On October 1, 1997, the Company acquired all of the outstanding common stock of Croghan & Associates, Inc. ("Croghan & Associates"). The total purchase price was approximately $436,000, which consisted of 5,800,895 shares of the Company's common stock. The acquisition has been accounted for as a purchase and results of its operations have been included in the consolidated financial statements from the date of acquisition.

     In February 1999, the Company acquired all of the outstanding shares of Creative Business Solutions, Inc. ("Creative Business Solutions"), an Internet solutions development company specializing in the integration of healthcare information technology and contract programming solutions, and its majority owned subsidiary, HealthWeb Systems, Ltd. ("HealthWeb"), an Internet software and portal development company specializing in customized healthcare applications. The Company also acquired the remaining minority interest in HealthWeb. The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair market values on the acquisition date.

     The purchase price of approximately $3.3 million consisted of approximately $1.4 million in cash, 655,000 shares of common stock, notes payable of $270,000, assumed liabilities of $527,000 and acquisition costs of approximately $100,000. Included in the 655,000 shares of common stock issued in the acquisition were 131,000 shares held in escrow to secure indemnification obligations of the Creative Business Solutions and HealthWeb shareholders. Such shares, which will be held in escrow for a two-year period, have been included in the purchase price allocation. Based upon an appraisal by an independent valuation firm, the value of the 655,000 shares of common stock issued in the acquisition was determined to be $1.1 million. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $2.5 million, of which $484,000 was allocated to acquired in-process technology and $2.1 million was allocated to goodwill and other intangible assets. An independent appraisal was performed to determine the fair value of the identifiable assets, including the portion of the purchase price attributed to the acquired in-process technology. The income approach was used to value acquired in-process technology, which includes an analysis of the completion costs, cash flows, other required assets and risks associated with achieving such cash flows. At the date of acquisition, the Company determined the technological feasibility of HealthWeb's product was not established, and accordingly, wrote-off the corresponding amount to acquired in-process technology. HealthWeb is expected to introduce the final product by the end of 1999. Approximately $650,000 in research and development had been spent up to the date of the acquisition in an effort to develop the technology to produce a commercially viable product. The future research and development expense associated with the acquired in-process product was estimated to be approximately $975,000 between July 1999 and the first quarter of 2000. Currently, the Company knows of no developments that would lead it to change its original assessment of the expected completion and commercial viability of this project. At the date of acquisition, the only identifiable intangible assets acquired were the technology under development, the acquired workforce and customer list.

     In April 1999, the Company acquired certain assets and liabilities from Management and Technology Solutions, Inc. ("MTS") in exchange for 60,000 shares of common stock. The assets included property and equipment, intellectual property, trademarks and licenses, and computer software and software licenses. As part of this transaction, the Company assumed liabilities consisting of lease obligations, a note payable and certain other accrued liabilities.

     In November 1999, the Company acquired all the outstanding shares of the Novalis Corporation ("Novalis"). The purchase price of approximately $18.7 million consisted of cash in the amount of approximately $5.0 million, 549,786 shares of common stock with a value of $16.37 per share, assumed liabilities of $1.9 million and acquisition costs of approximately $2.8 million. Of the total purchase price, $923,000 was allocated to in-process technology and the remainder of the purchase price was allocated to assets acquired and liabilities assumed. Of the 549,786 shares of common stock which have been issued in connection with this acquisition, 366,524 shares of the common stock have been held in escrow until the resolution of certain pre-acquisition contingencies.

     The acquisition of Novalis was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $13.5 million, of which $923,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the year ended December 31, 1999, and $12.6 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, Novalis was developing several enhancements to its proprietary software products. Approximately $535,000 in research and development had been spent up to the date of the acquisition in an effort to develop the next releases of the in-process and core technology. The future research and development expense associated with the in-process and core technology was estimated to be approximately $490,000. The in-process and core technology was scheduled to be released by June 30, 2000.

     In valuing Novalis' developed, in-process and core technologies, the Company utilized the relief from royalty method. The relief from royalty method assumes that the value of the intangible asset is estimated by quantifying the royalties saved due to our ownership of the software. A revenue stream for the asset was estimated based on Novalis' total revenue projections over its estimated life. An appropriate royalty rate is then applied to the forecasted revenue to estimate the pre-tax income associated with the asset. This income stream was tax effected and discounted to its present value to estimate the value of the developed, in-process and core technologies. For purposes of this analysis, the Company used 15%, 20% and 25% discount rates for the developed, in-process and core technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows.

     In December 1999, the Company acquired all of the outstanding shares of Finserv HealthCare Systems, Inc. ("Finserv"). The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair market values on the acquisition date. The purchase price of approximately $4.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.1 million, and acquisition costs of approximately $0.4 million. The agreement also provides that an additional amount of shares, up to $750,000 in shares (the "earnout consideration"), may be issued to the Finserv Securityholders if certain milestones are achieved for the fiscal years ending December 31, 2000 and 2001. Of the 48,998 shares of common stock which have been issued in connection with this acquisition, 20,000 shares of common stock have been held in escrow until the resolution of certain pre-acquisition contingencies. The purchase price has been allocated to the assets acquired and liabilities assumed and the remainder has been allocated to unidentifiable goodwill.

     The purchase price allocations were based on the estimated fair value of the assets, less liabilities, on the date of purchases as follows (in thousands):

                                                                        CREATIVE
                                                           CROGHAN &    BUSINESS
                                                           ASSOCIATES   SOLUTIONS   NOVALIS   FINSERV
                                                           ----------   ---------   -------   -------
Total current assets.....................................   $ 1,236      $  596     $ 2,251   $  827
Property, plant, equipment and other noncurrent assets...       511         175       2,795      276
Goodwill.................................................        --       1,338       3,277    3,656
Other intangible assets..................................        --         726       9,427       --
Acquired in-process technology...........................        --         484         923       --
Total liabilities........................................    (1,311)         --          --       --
                                                            -------      ------     -------   ------
     Total purchase price................................   $   436      $3,319     $18,673   $4,759
                                                            =======      ======     =======   ======

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Croghan & Associates had occurred on May 27, 1997, the date of inception for the Company (in thousands):

                                                                  FOR THE PERIOD
                                                                   FROM MAY 27,
                                                                       1997
                                                                (DATE OF INCEPTION)
                                                                  TO DECEMBER 31,
                                                                       1997
                                                                -------------------
Net revenue.................................................          $4,244
Net loss before extraordinary item..........................          $ (880)
Net income..................................................          $  120

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Creative Business Solutions, Novalis Corporation and Finserv occurred on January 1, 1998, giving effect to an acquisition adjustment for amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                     YEAR ENDED
                                                  DECEMBER 31, 1998
                                                  -----------------
Net revenue.....................................      $ 39,312
Net loss........................................      $(10,510)

                                                     YEAR ENDED
                                                  DECEMBER 31, 1999
                                                  -----------------
Net Revenue.....................................      $ 58,706
Net loss........................................      $(15,177)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                              FOR THE YEAR       FOR THE PERIOD
                                                                  ENDED         FROM MAY 27, 1997
                                                              DECEMBER 31,     (DATE OF INCEPTION)
                                                              -------------      TO DECEMBER 31,
                                                              1999     1998           1997
                                                              -----    ----    -------------------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest....................................    $ 120    $ 59            $  2
Cash paid for income taxes................................       42     705              43
NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for notes receivable..................       --      --              13
Common stock issued for Croghan & Associates..............       --      --             436
Assets acquired through capital lease.....................    3,550     167              --
Deferred stock compensation...............................    6,383     482              --
Common stock issued for notes receivable..................       --      53              --
Issuance of notes payable to acquire software and software
  license.................................................    1,690      --              --
Common stock issued for Creative Business Solutions.......    1,146      --              --
Notes payable issued for Creative Business Solutions......      270      --              --
Repurchase of shares in exchange for stockholder notes
  receivable..............................................      700      --              --
Common stock issued to purchase assets of Management and
  Technology Solutions, Inc. .............................      140      --              --
Exercise of common stock warrants.........................      130
Common stock issued to purchase assets of Novalis
  Corporation.............................................    8,999      --              --
Common stock issued to purchase assets of Finserv
  Healthcare Systems, Inc. ...............................    1,499      --              --

12. SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company operates in two business segments: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. The recurring business is subscription based and provides customers with a portion, or all, of their information technology and related business service needs. The consulting business provides customers with solutions to their connectivity and integration needs as well as technical support on an as needed basis.

     The Company evaluates performance and allocates resources based on gross margin. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are business units that are organized primarily by the nature of services provided. The reportable segments are managed separately because of the difference in marketing strategies, customer base, and client approach. Financial information about segments is reported in the consolidated statements of operations.

     The Company's assets are all located in the United States, and all sales were to customers located in the United States.

13. SUBSEQUENT EVENTS

RECENT DEVELOPMENTS

     On March 28, 2000, the Company entered into an Agreement and Plan of Reorganization with IMS Health Incorporated, a Delaware corporation, under which IMS will merge with and into the Company. At the closing, we will issue .4655 shares of the Company's Common Stock for each share of outstanding common stock of IMS. On the date of signing, the transaction was valued at approximately $8.6 billion. Consummation of the merger is subject to the approval of each company's stockholders as well as various third parties and federal agencies.

     In January 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. Healthcare Media Enterprises' primary business focus is on software development, especially relating to the Internet, web design, and business to business portals. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair market values on the acquisition date. The purchase price of approximately $5.8 million consisted of cash in the amount of approximately $1.6 million, 87,359 shares of common stock with a value of $40.06 per share, assumed liabilities of $625,000 and acquisition costs of approximately $100,000.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT       ADDITIONS
                                               BEGINNING OF   CHARGED TO COSTS                 BALANCE AT
                                                  PERIOD        AND EXPENSES     DEDUCTIONS   ENDING PERIOD
                                               ------------   ----------------   ----------   -------------
Period Ended December 31, 1997
  Allowance for doubtful accounts............      $ --             $204            $ 50          $154
Year Ended December 31, 1998
  Allowance for doubtful accounts............      $154             $203            $153          $204
Year Ended December 31, 1999
  Allowance for doubtful accounts............      $204             $505            $112          $597

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                       DESCRIPTION OF EXHIBIT
        -------                     ----------------------
          2.1    Exchange Agreement, dated October 1, 1997, by and among M.C.
                 Health Holdings, Inc. and the stockholders of Croghan &
                 Associates, Inc. and stockholders of Margolis Health
                 Enterprises, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's Registration Statement on Form S-1 as filed
                 with the Securities and Exchange Commission on August 5,
                 1999, File No. 333-84533)
         2.2+    Stock Purchase Agreement, dated February 5, 1999 by and
                 among TriZetto, Creative Business Solutions, Inc. and the
                 stockholders of Creative Business Solutions, Inc.
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the
                 Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
         2.3+    Partnership Interest Purchase Agreement, dated February 5,
                 1999, by and between TriZetto, TriZetto Acquisition Group,
                 LLC, HealthWeb Systems, Ltd, HealthWeb General Partner, Inc.
                 and the holders of partnership interests (Incorporated by
                 reference to Exhibit 2.3 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and
                 Exchange Commission on October 4, 1999, File No. 333-84533)
          2.4    Asset Purchase Agreement, dated April 1,1999, between
                 TriZetto and Management Technology Solutions, Inc.
                 (Incorporated by reference to Exhibit 2.4 of TriZetto's
                 Registration Statement on Form S-1 as filed with the
                 Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         2.5+    Information Technology Services Agreement, dated May 1,
                 1999, between TriZetto and MedPartners, Inc. (Incorporated by reference to Exhibit 2.5 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and
                 Exchange Commission on October 4, 1999, File No. 333-84533)
          2.6    Escrow Agreement, dated February 15, 1999, by and among
                 TriZetto and the stockholders of Creative Business
                 Solutions, Inc. (Incorporated by reference to Exhibit 2.6 of
                 TriZetto's Registration Statement on Form S-1/A, as filed
                 with the Securities and Exchange Commission on October 6,
                 1999, File No. 333-84533)
          2.7    Escrow Agreement, dated February 5, 1999, by and among
                 TriZetto and the holders of partnership interests in
                 HealthWeb (Incorporated by reference to Exhibit 2.7 of
                 TriZetto's Registration Statement on Form S-1/A, as filed
                 with the Securities and Exchange Commission on October 6,
                 1999, File No. 333-84533)
          2.8    Stock Purchase Agreement, dated November 29, 1999, by and
                 among TriZetto, Novalis Corporation, the Novalis Noteholders described therein, and the Novalis Stockholders described
                 therein (Incorporated by reference to Exhibit 2.1 of
                 TriZetto's Form 8-K as filed with the Securities and
                 Exchange Commission on December 14, 1999, File No.
                 000-27501)

          2.9 Offset Escrow Agreement, dated as of November 29, 1999, by and among TriZetto, the Novalis Securityholders described therein, ABS Capital Partners, Inc., as Representative, and
                 Bankers Trust Company of California, N.A., as Escrow Agent
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.10    Registration Rights Agreement, dated as of November 29,
                 1999, by and among TriZetto and certain TriZetto stockholders (Incorporated by reference to Exhibit 2.3 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No.
                 000-27501)
         2.11    Form of Promissory Note as executed by certain Novalis
                 Securityholders in favor of Novalis Corporation
                 (Incorporated by reference to Exhibit 2.4 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.12    Warrant and Warrant Assignment, dated as of November 29,
                 1999, issued by QCA Health Plan, Inc. in favor of Silavon,
                 Inc. and assigned to TriZetto (Incorporated by reference to Exhibit 2.5 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999,
                 File No. 000-27501)
         2.13 Non-Competition Agreement, dated as of November 29, 1999, by and between TriZetto and Chester E. Burrell (Incorporated by reference to Exhibit 2.6 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14,
                 1999, File No. 000-27501)
         2.14 Warrant Escrow Agreement, dated as of November 29, 1999, by and among TriZetto, the Novalis Securityholders described therein, Silavon, Inc., ABS Capital Partners, Inc., as
                 Representative, and Stradling Yocca Carlson & Rauth, as
                 Escrow Agent (Incorporated by reference to Exhibit 2.7 of
                 TriZetto's Form 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No.
                 000-27501)
         2.15 Form of Stock Pledge Agreement entered into by and between Novalis Corporation and certain Novalis Securityholders
                 (Incorporated by reference to Exhibit 2.8 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on December 14, 1999, File No. 000-27501)
         2.16 Agreement and Plan of Merger, dated as of December 22, 1999, by and among TriZetto, Finserv Acquisition Corp., Finserv
                 Health Care Systems, Inc., and the Finserv Securityholders described therein (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.17 Escrow Agreement, dated as of December 22, 1999, by and among TriZetto, the Finserv Securityholders described therein, Stuart Schloss, as Representative, and Bankers
                 Trust Company of California, N.A., as Escrow Agent
                 (Incorporated by reference to Exhibit 2.2 of TriZetto's Form
                 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.18    Form of Non-Competition Agreement, dated as of December 22,
                 1999, as entered into by and between TriZetto and certain employees (Incorporated by reference to Exhibit 2.3 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)
         2.19    Registration Rights Agreement, dated as of December 22,
                 1999, by and among TriZetto and certain TriZetto stockholders (Incorporated by reference to Exhibit 2.4 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on January 6, 2000, File No. 000-27501)

          3.1    Amended and Restated Certificate of Incorporation of
                 TriZetto, as filed with the Delaware Secretary of State effective as of April 8, 1999 (Incorporated by reference to Exhibit 3.1 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
          3.2    Form of Amended and Restated Certificate of Incorporation of
                 TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
                 S-1/A, as filed with the Securities and Exchange Commission on September 14, 1999, File No. 333-84533)
          3.3 Amended and Restated Bylaws of TriZetto, effective as of April 29, 1998 (Incorporated by reference to Exhibit 3.3 of
                 TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999,
                 File No. 333-84533)
          3.4 Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
                 TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)
          4.1 Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
                 S-1/A as filed with the Securities and Exchange Commission on September 14, 1999, File No. 333-84533)
         10.1*   1998 Stock Option Plan (Incorporated by reference to Exhibit
                 10.1 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August
                 5, 1999, File No. 333-84533)
         10.2* Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.3*   Form of 1998 Non-Qualified Stock Option Agreement
                 (Incorporated by reference to Exhibit 10.3 of TriZetto's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         10.4* 1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto's Registration Statement on Form
                 S-1/A as filed with the Securities and Exchange Commission on August 18, 1999, File No. 333-84533)
         10.5*   Employment Agreement, dated April 30, 1998, by and between
                 TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.6    Promissory Note, dated April 30, 1998, by and between
                 TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.7 Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
                 S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.8    First Amended and Restated Investor Rights Agreement, dated
                 April 9, 1999 by and among Raymond Croghan, Jeffrey
                 Margolis, TriZetto, and Series A and Series B Preferred
                 Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)

         10.9+ Professional Services Agreement, dated January 1, 1999, by and between TriZetto and CCN Managed Care, Inc.
                 (Incorporated by reference to Exhibit 10.9 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
         10.10   Office Lease Agreement, dated April 26, 1999, between St.
                 Paul Properties, Inc. and TriZetto (including addendum)
                 (Incorporated by reference to Exhibit 10.10 of TriZetto's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File
                 No. 333-84533)
         10.11   Sublease Agreement, dated December 18, 1998, between TPI
                 Petroleum, Inc. and TriZetto (including underlying Office
                 Lease Agreement by and between St. Paul Properties, Inc. and
                 Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
                 TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999,
                 File No. 333-84533)
         10.12   Sublease Agreement, dated May 1, 1999, between MedPartners,
                 Inc. and TriZetto (including underlying Lease by and between Riverchase Tower, Ltd. And MedPartners, Inc.) (Incorporated by reference to Exhibit 10.12 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
        10.13+   Technical Support Agreement, dated May 15, 1995, between DHI
                 Computing Services, Inc. and Croghan & Associates, Inc.
                 (Incorporated by reference to Exhibit 10.13 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File
                 No. 333-84533)
        10.14+   Standard Multi-Directory and Support Agreement, dated May
                 25, 1999, between TriZetto and Epic Systems Corporation
                 (Incorporated by reference to Exhibit 10.14 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 4, 1999, File
                 No. 333-84533)
        10.15+ Master Software License Agreement, dated May 1, 1999, between Medic Computer Systems, Inc. and TriZetto
                 (Incorporated by reference to Exhibit 10.15 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on October 6, 1999, File
                 No. 333-84533)
        10.16+   Addendum to the Master License Agreement, dated April 15,
                 1999, between Medical Manager Midwest, Inc. and Management and Technology Solutions, Inc. (including underlying Medical
                 Manager License Agreement between Medical Manager Midwest,
                 Inc. and Management and Technology Solutions, Inc.)
                 (Incorporated by reference to Exhibit 10.16 of TriZetto's
                 Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File
                 No. 333-84533)
        10.17+   Technical Infrastructure Maintenance Agreement, dated March
                 1, 1998, between Medical Manager Midwest, Inc. and
                 Management and Technology Solutions, Inc. (Incorporated by reference to Exhibit 10.17 of TriZetto's Registration
                 Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18, 1999, File No. 333-84533)
         10.18 North American Partner Agreement, dated May 26, 1999, between Great Plains Software and TriZetto (Incorporated by reference to Exhibit 10.18 of TriZetto's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on August 5, 1999, File No. 333-84533)
         10.19 Form of Restricted Stock Purchase Agreement between TriZetto and certain employees (Incorporated by reference to Exhibit
                 10.19 of TriZetto's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on August
                 5, 1999, File No. 333-84533)

         10.20   Bank One Credit Facility (including Promissory Note, Loan
                 Agreement and Commercial Security Agreement) dated March 4,
                 1999 (Incorporated by reference to Exhibit 10.20 of TriZetto's Registration Statement on Form S-1/A, as filed with the Securities and Exchange Commission on August 18,
                 1999, File No. 333-84533)
         10.21   Bank One Credit Facility (including Promissory Note, Loan
                 Agreement and Commercial Security Agreement), dated October
                 27, 1999
         10.22   First Modification and Ratification of Lease, dated November
                 1, 1999, by and between TriZetto and St. Paul Properties,
                 Inc.
         10.23   Second Modification and Ratification of Lease, dated
                 December 1999, by and between TriZetto and St. Paul
                 Properties, Inc.
         10.24   Bank One Master Lease Agreement and related Security
                 Agreement, dated December 1999
         21.1    Current Subsidiaries of TriZetto.
         23.1 Consent of PricewaterhouseCoopers LLP with respect to the financial statements of TriZetto.
         27.1    Financial Data Schedule.

* This exhibit is identified as a management contract or compensatory plan or arrangement of TriZetto pursuant to Item 14(a) of Form 10-K.

+ Portions of this exhibit are omitted and were filed separately with the SEC pursuant to TriZetto's confidential treatment requests under Rule 406 of the Securities Act of 1933.