Form 10-Q
period 2000-03-31
TRIZETTO GROUP INC
filed 2000-05-15
CIK 1092458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________


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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X] No [ ]

As of April 30, 2000, 21,270,428 shares of the issuer's common stock were outstanding.

================================================================================

                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Condensed Consolidated Balance Sheets - as of
         March 31, 2000 (unaudited) and December 31, 1999                    3

         Unaudited Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2000 and 1999                  4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2000 and 1999                  5

         Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk         15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  16

Item 2 - Changes in Securities and Use of Proceeds                          16

Item 4 - Submission of Matters to a Vote of Security Holders                17

Item 5 - Other Information                                                  17

Item 6 - Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            THE TRIZETTO GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               MARCH 31,       DECEMBER 31,
                                                                 2000             1999
                                                               --------        -----------
ASSETS
Current assets:
    Cash and cash equivalents                                  $ 11,552         $ 18,849
    Short-term investments                                        3,978            5,957
    Accounts receivable, net                                      8,695            8,228
    Prepaid expenses and other current assets                     1,576            1,800
    Income tax receivable                                           440              440
                                                               --------         --------
        Total current assets                                     26,241           35,274
Property and equipment, net                                      10,938           10,797
Long-term investments                                             1,230            1,230
Other assets                                                        349              265
Note receivable from related party                                  538              525
Goodwill and other intangible assets, net                        23,153           20,327
                                                               --------         --------
        Total assets                                           $ 62,449         $ 68,418
                                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term note payable                                    $    337         $    623
    Capital lease obligations, current                            1,232            1,234
    Accounts payable                                              2,371            3,102
    Accrued liabilities                                           8,439            9,172
    Income taxes payable                                             --               22
    Deferred revenue                                                294              241
                                                               --------         --------
        Total current liabilities                                12,673           14,394
Long-term notes payable                                             342              504
Capital lease obligations                                         1,983            2,223
Deferred revenue                                                     32               --
                                                               --------         --------
        Total liabilities                                        15,030           17,121
                                                               --------         --------
Stockholders' equity:
Common stock:                                                        21               21
Additional paid-in capital                                       69,753           66,214
Notes receivable from stockholders                                  (41)             (41)
Deferred stock compensation                                      (5,320)          (5,784)
Accumulated deficit                                             (16,994)          (9,113)
                                                               --------         --------
        Total stockholders' equity                               47,419           51,297
                                                               --------         --------
            Total liabilities and stockholders' equity         $ 62,449         $ 68,418
                                                               ========         ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                               2000             1999
                                                             ---------        --------
Revenues:
    Recurring revenue                                        $ 11,967         $ 1,421
    Non-recurring revenue                                       5,750           2,832
                                                             --------         -------
Total revenues                                                 17,717           4,253
                                                             --------         -------

Cost of revenues:
    Recurring revenue                                          11,262           1,318
    Non-recurring revenue                                       4,000           1,700
                                                             --------         -------
Total cost of revenues                                         15,262           3,018
                                                             --------         -------

Gross profit                                                    2,455           1,235
                                                             --------         -------

Operating expenses:
    Research and development                                    1,631             206
    Selling, general and administrative                         7,941           1,229
    Amortization of deferred stock compensation                   464              81
    Write-off of acquired in-process technology                   536             484
                                                             --------         -------
Total operating expenses                                       10,572           2,000
                                                             --------         -------

Loss from operations                                           (8,117)           (765)

Interest income                                                   263              38
Interest expense                                                   27              32
                                                             --------         -------

Loss before provision for income taxes                         (7,881)           (759)

Provision for income taxes                                         --              30
                                                             --------         -------

Net loss                                                     $ (7,881)        $  (789)
                                                             ========         =======
Net loss per share:
    Basic and diluted                                        $  (0.42)        $ (0.15)
                                                             ========         =======
Shares used in computing net loss per share:
    Basic and diluted                                          18,888           5,204
                                                             ========         =======

See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                  2000             1999
                                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (7,881)           (801)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts                                 126              --
     Amortization of deferred stock compensation                     464              80
     Write-off of acquired in-process technology                     536             484
     Depreciation and amortization                                 2,728             223

Changes in operating assets and liabilities:
     Accounts receivable                                            (388)            227
     Prepaid expenses and other current assets                       280              15
     Note receivable                                                 (13)             --
     Accounts payable                                               (760)            320
     Accrued liabilities                                          (1,012)           (245)
     Deferred revenue                                                 74              --
     Other long-term assets                                          (85)             --
                                                                --------         -------
Net cash provided by (used in) operating activities               (5,931)            303

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments                                  1,979              --
Purchase of property and equipment and software licenses          (1,111)           (309)
Acquisitions, net of cash acquired                                (1,497)         (1,334)
                                                                --------         -------
Net cash used in investing activities                               (629)         (1,643)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on notes payable, net                                      (448)            (32)
Principal payments on capital leases                                (329)            (48)
Repayment of notes receivable                                         --              30
Proceeds from exercise of employee stock options                      40              --
                                                                --------         -------
Net cash used in financing activities                               (737)            (50)
                                                                --------         -------

Net decrease in cash and cash equivalents                         (7,297)         (1,390)
Cash and cash equivalents, beginning of period                    18,849           3,681
                                                                --------         -------
Cash and cash equivalents, end of period                        $ 11,552         $ 2,291
                                                                ========         =======

See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1.  BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

2.  COMPUTATION OF LOSS PER SHARE

    Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------
        BASIC AND DILUTED:
          Net loss                                          $ (7,881)        $   (789)
                                                            --------         --------
          Weighted average common shares outstanding          18,888            5,125
                                                            --------         --------
          Net loss per share                                $  (0.42)        $  (0.15)
                                                            --------         --------


        ANTIDILUTIVE SECURITIES:
          Preferred stock                                         --            4,545
          Contingently issuable shares                           535               --
          Options to purchase common stock                     3,479            1,423
          Common stock subject to repurchase                   1,699            4,484
          Warrants                                                --               89
                                                            --------         --------
                                                               5,713           10,541
                                                            ========         ========

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

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

4.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                      THREE MONTHS
                                                                          ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                   2000          1999
                                                                  ------        ------
        SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
        Cash paid for interest                                       70           16
        Cash paid for income taxes                                   --           33
        NONCASH INVESTING AND FINANCING ACTIVITIES
          Assets acquired through capital lease                      87           --
          Deferred stock compensation                               464           80
          Issuance of notes payable to acquire software
             and software license
          Common stock issued for Creative Business
             Solutions                                               --        1,146
          Notes payable issued for Creative Business
             Solutions                                               --          270
          Common stock issued for acquisition
             of Healthcare Media Enterprises                      3,500           --

5. ACQUISITIONS

    On January 11, 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. ("HME"). HME's primary business focus is on software development, especially relating to the Internet, web design, and business to business portals. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair market values on the acquisition date. The purchase price of approximately $5.4 million consisted of cash in the amount of approximately $1.4 million, 87,359 shares of common stock with a value of $40.06 per share, assumed liabilities of $191,000 and acquisition costs of approximately $316,000. Of the total purchase price, $536,000 was allocated to in-process technology and the remainder of the purchase price was allocated to assets acquired and liabilities assumed. Of the 87,359 shares of common stock which have been issued in connection with this acquisition, 17,472 shares of the common stock are being held in escrow until the resolution of certain pre-acquisition contingencies.

    The acquisition of HME was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5.0 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the quarter ended March 31, 2000, and $4.5 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products. The in-process and core technology was scheduled to be released by the third quarter of 2000.

                            THE TRIZETTO GROUP, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

    In valuing HME's developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the core and in-process technologies. For purposes of this analysis, the Company used 20% and 25% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows.

    The purchase price allocations were based on the estimated fair value of the assets, less liabilities, on the date of purchases as follows (in thousands):

    Total current assets                                $  336
    Property, plant, equipment and other
      noncurrent assets                                     88
    Goodwill                                             3,532
    Other intangible assets                                922
    Acquired in-process technology                         536
                                                        ------
              Total purchase price                      $5,414
                                                        ======

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of HME occurred on January 1, 1999, giving effect to an acquisition adjustment for amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                               YEAR ENDED        QUARTER ENDED
                                            DECEMBER 31, 1999    MARCH 31, 2000
                                            -----------------    --------------
       Net revenue                               $36,284            $17,717
       Net loss                                  $(9,588)           $(7,881)

    On March 28, 2000, the Company entered into an Agreement and Plan of Reorganization with IMS Health Incorporated, a Delaware corporation, pursuant to which IMS will merge with and into the Company. At the closing, the Company will issue .4655 shares of the Company's Common Stock for each share of outstanding common stock of IMS. On the date of signing, the transaction was valued at approximately $8.6 billion. Consummation of the merger is subject to the approval of each company's stockholders as well as various third parties and federal agencies.

6.  LINE OF CREDIT

    In March 1999, we entered into a revolving line of credit with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The total amount available for borrowings under the line of credit is $3.0 million and expires in November 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.5%. Interest is payable monthly as it accrues. The credit agreement contains certain covenants that we must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of March 31, 2000, there were no outstanding borrowings on the line of credit. At March 31, 2000 we were not in compliance with certain covenants related to our line of credit and a forbearance was granted by the bank.

    In December 1999, we entered into a line of credit with a financial institution. This line of credit was specifically established to finance computer equipment purchases. The line of credit has a total capacity of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at March 31, 2000 totaled approximately $973,000, and are collateralized by substantially all of our assets.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board No. 25. This interpretation clarifies:

    o the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

    o the criteria for determining whether a plan qualifies as a noncompensatory plan;

    o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

    o the accounting for an exchange of stock compensation awards in a business combination.

    This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "FORECASTS", "EXPECTS", "PLANS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW UNDER THE CAPTION "RISK FACTORS." THESE FACTORS MAY CAUSE OUR ACTUAL EVENTS TO DIFFER MATERIALLY FROM ANY FORWARD- LOOKING STATEMENT. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

    We are the leading application services provider of remotely hosted third party and proprietary software applications and related services for use in the healthcare industry. We host or deploy software applications from leading software vendors, including Epic Systems, Inc., Medic Computer Systems, Inc., McKesson HBOC, Inc., Raintree Systems, Inc., InfoMedtrics, Inc., CTR Business Systems, Inc., Penchart, and QCSI by operating and maintaining such applications at our Customer Connectivity Centers. We also offer HealthWeb, an Internet-browser based application that serves as a portal for the exchange of information and services over the Internet and e-Business applications. HealthWeb is designed to facilitate the exchange of information and to enable e-commerce among all constituents of the healthcare industry. Through our Transformation Services Group, we offer business operations and applications integration consulting services, including information technology assessment and software implementation design and development. Our customers primarily consist of provider groups, physician practice management companies, and managed care organizations such as health maintenance organizations, preferred provider organizations and third party administrators.

    Our revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Since inception, the relative percentage of recurring revenue has been increasing. As we sign additional multi-year application services contracts, we expect the relative percentage of recurring revenue to continue to increase.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

    REVENUES. Total revenues in the first quarter of 2000 increased $13.5 million, or 317%, to $17.7 million from $4.2 million for the same period in 1999. The majority of this increase was due to the overall growth in both recurring revenue and non-recurring revenue throughout the three-month period ended March 31, 2000. Additionally, the acquisition of Novalis Corporation in November 1999, Finserv Health Care Systems in December 1999, and HME in January 2000 generated approximately $4.5 million, $1.0 million, and $454,000, respectively, in incremental revenue in the first quarter of 2000.

    Recurring revenue in the first quarter of 2000 increased $10.5 million, or 742%, to $12.0 million from $1.4 million for the same period in 1999. Of this increase, $3.8 million was generated from the acquisitions of Novalis and Finserv.

    Non-recurring revenue in the first quarter of 2000 increased $2.9 million, or 103%, to $5.8 million from $2.8 million for the same period in 1999. This increase was due primarily to the acquisition of Novalis, Finserv and HME which resulted in incremental non-recurring revenue of $2.1 million for the three months ended March 31, 2000.

    COST OF REVENUES. Cost of revenues for the three months ended March 31, 2000 increased $12.2 million, or 406%, to $15.3 million from $3.0 million for the same period in 1999. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisition of Novalis Corporation in November 1999, Finserv Health Care Systems in December 1999, and HME in January 2000. As a percentage of total revenues, cost of revenues approximated 86% in the first quarter of 2000 and 71% in the first quarter of 1999.

    Cost of recurring revenue in the first quarter of 2000 increased $9.9 million, or 754%, to $11.3 million from $1.3 million for the same period in 1999. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the acquisitions of Novalis and Finserv. As a percentage of recurring revenue, cost of recurring revenue approximated 94% in the first quarter of 2000 and 93% in the first quarter of 1999.

    Cost of non-recurring revenue in the first quarter of 2000 increased $2.4 million, or 135%, to $4.0 million from $1.7 million for the same period in 1999. This increase was due to incremental costs required to support increasing demand for our consulting services in the three months ended March 31, 2000. Additionally, the acquisitions of Novalis, Finserv and HME incurred additional costs. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 70% in the first quarter of 2000 and 60% in the first quarter of 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 2000 increased $1.4 million, or 693%, to $1.6 million from $206,000 for the same period in 1999. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 9% in the first quarter of 2000 and 5% in the first quarter of 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first quarter of 2000 increased $6.7 million, or 546%, to $7.9 million from $1.2 million for the same period in 1999. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 45% in the first quarter of 2000 and 29% in the first quarter of 1999.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $383,000 in the first quarter of 2000 to $464,000 from $81,000 for the same period in 1999. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees.

    INTEREST INCOME. Interest income in the first quarter of 2000 increased $225,000, or 592%, to $263,000 from $38,000 for the same period in 1999. The increase was due to the increase in cash available for investing due to proceeds received from our initial public offering in October 1999.

    INTEREST EXPENSE. Interest expense in the first quarter of 2000 decreased $5,000, or 17%, $27,000 from $32,000 for the same period in 1999. The decrease was due to the pay down of notes payables and capital lease obligations.

    PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax for the three months ended March 31, 2000 decreased $30,000, or 100%, to $0 from an income tax provision of $30,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception we have financed our operations primarily through a combination of cash from operations, private financings and an initial public offering of our common stock. As of March 31, 2000 we had approximately $16.8 million of cash, cash equivalents, short-term investments and long-term investments.

    Cash used in operating activities in the first quarter of 2000 was $5.9 million. Cash used during this period was primarily attributable to net losses of $7.9 million, which was offset in part by depreciation and amortization, amortization of deferred stock compensation, and write off of in-process technology. These losses were principally related to increased research and development expenses and sales, general and administrative expenses. In addition, the losses were generated by the expansion of our infrastructure to support growing demand of our recurring line of business.

    Cash used in investing activities in the three months ended March 31, 2000 was $629,000. Cash used during this period was primarily the result of our purchase of $1.1 million in property and equipment and software licenses and the $1.5 million cash portion (net of cash acquired) of our acquisition of HME in January 2000. These expenditures were partially offset by the sale of $2.0 million of our short-term investments.

    Cash used in financing activities in the three months ended March 31, 2000 was $737,000. The cash used during this period was primarily the result of principal payments on notes payable and capital lease obligations.

    In March 1999, we entered into a revolving line of credit with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The total amount available for borrowings under the line of credit is $3.0 million and expires in November 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus 0.5%. Interest is payable monthly as it accrues. The credit agreement contains certain covenants that we must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of March 31, 2000, there were no outstanding borrowings on the line of credit. At March 31, 2000 we were not in compliance with certain covenants related to our line of credit and a forbearance was granted by the bank.

    In December 1999, we entered into a line of credit with a financial institution. This line of credit was specifically established to finance computer equipment purchases. The line of credit has a total capacity of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at March 31, 2000 totaled approximately $973,000, and are collateralized by substantially all of our assets.

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

    In March 2000, the FASB issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board No. 25. This interpretation clarifies:

    o the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

    o the criteria for determining whether a plan qualifies as a noncompensatory plan;

    o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

    o the accounting for an exchange of stock compensation awards in a business combination.

    This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities.

    The interest payable on our $3.0 million credit facility is variable, based on the prime rate, and, therefore, affected by changes in market interest rates. Although as of March 31, 2000, the amount outstanding on our credit facility was zero, letters of credit approximating $319,000 had been written against the credit facility. The line of credit expires in November 2000. Changes in interest rates have no impact on our other debt as all of our other notes are at fixed interest rates between 8% and 10%. We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    On January 11, 2000, we issued 87,359 shares of our common stock to former shareholders of Healthcare Media Enterprises, Inc. ("HME") pursuant to an Agreement and Plan of Merger in exchange for all of the issued and outstanding shares of capital stock of HME. 17,472 of these shares are being held in escrow through January 11, 2001 to secure the indemnification obligations of the former shareholders of HME.

    We did not employ any underwriters, brokers or finders in connection with the HME transaction.

    The sale of the securities listed above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of securities in such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transaction. All recipients had adequate access to information about us through our filings with the SEC and their relationships with us.

USE OF PROCEEDS

    On October 7, 1999, we effected a registration statement with the SEC on Form S-1, as amended, Registration No. 333-84533, whereby we registered shares of our common stock. As of March 31, 2000, we have used a total of approximately $19.2 million of the net proceeds from our initial public offering, of which approximately $7.0 million was used for working capital and other general corporate purposes, approximately $2.1 million was used to pay down debt, approximately $2.5 million was used for the purchase of property and equipment and approximately $7.6 million was used to acquire new businesses.

LIMITATIONS ON PAYMENTS OF DIVIDENDS

    The payment of cash dividends by us is restricted by our current bank credit facilities, which contain restrictions prohibiting us from paying any cash dividends without the bank's prior consent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 28, 2000, we entered into an Agreement and Plan of Reorganization with IMS Health Incorporated, pursuant to which IMS will merge with and into TriZetto and each issued and outstanding share of IMS's common stock, par value $.01 per share will be converted into 0.4655 validly issued, fully paid and nonassessable share of common stock of TriZetto, par value $.001 per share. In connection with the proposed merger, TriZetto, its directors, executive officers and certain other members of management and employees solicited proxies from certain holders of an aggregate of approximately 51% of the outstanding common stock of TriZetto. Such stockholders have entered into Voting Agreements with IMS to vote in favor of the merger and the transactions contemplated thereby. Forms of the Voting Agreements were included as exhibits to the Agreement and Plan of Reorganization which was filed as Exhibit 2.1 to our Form 8-K filed with the SEC on April 21, 2000. As of the date hereof, a special stockholders meeting to approve the proposed merger has not been held.

ITEM 5. OTHER INFORMATION

Attached hereto as Exhibit 99.2 and incorporated by reference herein is the press release dated April 18, 2000 in which we jointly announced with IMS that IMS and Trizetto were in discussions regarding transaction alternatives.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.  The following exhibits are filed as a part of this report:

        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------

          2.1 Agreement and Plan of Reorganization, dated as of March 28, 2000, between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, File No. 000-27501)

         10.1 Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000

         27.1       Financial Data Schedule

         99.1 Press release, dated March 29, 2000, issued by IMS Health Incorporated and TriZetto (Incorporated by reference to Exhibit 99.1 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, File No. 000-27501)

         99.2 Press release, dated April 18, 2000, issued by IMS Health Incorporated and TriZetto.

    (b) Reports on Form 8-K

        On January 6, 2000, we filed a Form 8-K (Item 2) relating to our acquisition of all of the issued and outstanding capital stock of Finserv Health Care Systems, Inc. On March 6, 2000, we filed a Form 8-K/A containing financial statements of the business acquired and proforma financial information relating to such transaction.

        On February 14, 2000, we filed a Form 8-K/A containing financial statements of the business acquired and proforma financial information relating to our acquisition of all of the issued and outstanding capital stock of Novalis Corporation, as previously reported on a Form 8-K filed on December 14, 1999.

        On April 21, 2000, we filed a Form 8-K (Item 5) announcing the Agreement and Plan of Reorganization which we entered into with IMS Health Incorporated effective March 28, 2000, pursuant to which IMS Health Incorporated will merge with and into TriZetto.


There were no other items to be reported under Part II of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE TRIZETTO GROUP,  INC.


Date: May 15, 2000                         By: /s/ MICHAEL J. SUNDERLAND
                                               ---------------------------------
                                               Michael J. Sunderland
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER      DESCRIPTION                                                       PAGE
        -------     -----------                                                       ----
          2.1       Agreement and Plan of Reorganization, dated as of March 28,
                    2000, between TriZetto and IMS Health Incorporated
                    (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
                    8-K as filed with the Securities and Exchange Commission on
                    April 21, 2000, File No. 000-27501)

         10.1 Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000

         27.1       Financial Data Schedule

         99.1       Press release, dated March 29, 2000, issued by IMS Health
                    Incorporated and TriZetto (Incorporated by reference to Exhibit 99.1 of TriZetto's Form 8-K as filed with the Securities and Exchange Commission on April 21, 2000, File
                    No. 000-27501)

         99.2       Press release, dated April 18, 2000, issued by IMS Health
                    Incorporated and TriZetto.
