Form 10-Q
period 2000-06-30
TRIZETTO GROUP INC
filed 2000-08-14
CIK 1092458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                         COMMISSION FILE NUMBER: 0-27501


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


                                 (949) 719-2200
              (Registrant's Telephone Number, Including Area Code)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2000, 21,453,262 shares of the issuer's common stock, $0.001 par value per share, were outstanding.

================================================================================

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets - as of
          June 30, 2000 and December 31, 1999..............................   3
        Unaudited Condensed Consolidated Statements of Operations
          for the three and six months ended June 30, 2000 and 1999........   4
        Unaudited Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2000 and 1999..................   5
        Notes to Unaudited Condensed Consolidated Financial Statements.....   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  16

Item 2. Changes in Securities and Use of Proceeds..........................  16

Item 4. Submission of Matters to a Vote of Security Holders................  16

Item 5. Other Information..................................................  17

Item 6. Exhibits and Reports on Form 8-K...................................  18

Signatures.................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE TRIZETTO GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          JUNE 30,    DECEMBER 31,
                                                            2000         1999
                                                          --------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................    $  8,433     $ 18,849
    Short-term investments ...........................          --        5,957
    Accounts receivable, net .........................       9,269        8,228
    Prepaid expenses and other current assets ........       2,262        1,801
    Income tax receivable ............................         454          440
        Total current assets .........................      20,418       35,275
Property and equipment, net ..........................      11,707       10,797
Long-term investments ................................       3,434        1,230
Other assets .........................................       1,590          265
Note receivable from related party ...................         264          525
Goodwill and other intangible assets, net ............      21,426       20,326
                                                          --------     --------
        Total assets .................................    $ 58,839     $ 68,418
                                                          ========     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term note payable ..........................    $  2,929     $    623
    Capital lease obligations, current ...............       1,558        1,234
    Accounts payable .................................       2,289        3,102
    Accrued liabilities ..............................       9,062        9,172
    Income taxes payable .............................          10           22
    Deferred revenue .................................         177          241
                                                          --------     --------
        Total current liabilities ....................      16,025       14,394
Long-term notes payable ..............................         324          504
Capital lease obligations ............................       2,535        2,224
Deferred revenue .....................................         113           --
                                                          --------     --------
        Total liabilities ............................      18,997       17,122
                                                          --------     --------
Stockholders' equity:
Common stock .........................................          21           20
Additional paid-in capital ...........................      70,400       66,215
Notes receivable from stockholders ...................         (41)         (41)
Deferred stock compensation ..........................      (4,894)      (5,786)
Other comprehensive loss .............................          (2)          --
Accumulated deficit ..................................     (25,642)      (9,112)
                                                          --------     --------
        Total stockholders' equity ...................      39,842       51,296
                                                          --------     --------
            Total liabilities and stockholders' equity    $ 58,839     $ 68,418
                                                          ========     ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                           -----------------------       -----------------------
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
REVENUES:
    Recurring revenue ...............................      $ 12,377       $  4,780       $ 24,344       $  6,201
    Non-recurring revenue ...........................         5,382          3,676         11,132          6,508
                                                           --------       --------       --------       --------
Total revenues ......................................        17,759          8,456         35,476         12,709
                                                           --------       --------       --------       --------
Cost of revenues:
    Recurring revenue ...............................        11,394          3,720         22,656          5,038
    Non-recurring revenue ...........................         3,756          2,409          7,756          4,109
                                                           --------       --------       --------       --------
Total cost of revenues ..............................        15,150          6,129         30,412          9,147
                                                           --------       --------       --------       --------
Gross profit ........................................         2,609          2,327          5,064          3,562
                                                           --------       --------       --------       --------
OPERATING EXPENSES:
    Research and development ........................         1,566            234          3,197            440
    Selling, general and administrative .............         9,454          1,869         17,395          3,098
    Amortization of deferred stock compensation .....           428            134            892            215
    Write-off of acquired in-process technology .....            --             --            536            484
                                                           --------       --------       --------       --------
Total operating expenses ............................        11,448          2,237         22,020          4,237
                                                           --------       --------       --------       --------
Income (loss) from operations .......................        (8,839)            90        (16,956)          (675)
Interest income .....................................           346             38            609             76
Interest expense ....................................          (156)           (68)          (183)          (100)
                                                           --------       --------       --------       --------
Income (loss) before provision for income taxes .....        (8,649)            60        (16,530)          (699)
Provision for (benefit of) income taxes .............            --             (2)            --             28
                                                           --------       --------       --------       --------
Net income (loss) ...................................      $ (8,649)      $     62       $(16,530)      $   (727)
                                                           ========       ========       ========       ========
Net income (loss) per share:
    Basic ...........................................      $  (0.43)      $   0.01       $  (0.85)      $  (0.12)
                                                           ========       ========       ========       ========
    Diluted .........................................      $  (0.43)      $   0.00       $  (0.85)      $  (0.12)
                                                           ========       ========       ========       ========
Shares used in computing net income (loss) per share:
    Basic ...........................................        20,225          7,217         19,557          6,216
                                                           ========       ========       ========       ========
    Diluted .........................................        20,225         18,014         19,557          6,216
                                                           ========       ========       ========       ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     2000          1999
                                                                  ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................      $(16,530)      $  (727)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts .......................           351           135
     Amortization of deferred stock compensation ...........           892           215
     Write-off of acquired in-process technology ...........           536           484
     Forgiveness of note receivable ........................            --            32
     Stock compensation ....................................            --            53
     Deferred taxes ........................................            --          (709)
     Loss on disposal of property and equipment ............           151            --
     Depreciation and amortization .........................         5,496           648

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable ...................................        (1,187)       (1,654)
     Prepaid expenses and other current assets .............            90            72
     Income tax receivable .................................           (14)          406
     Note receivable .......................................          (226)           --
     Accounts payable ......................................          (842)          967
     Accrued liabilities ...................................          (303)        1,870
     Deferred revenue ......................................            38            --
     Other long-term assets ................................          (162)          (53)
                                                                  --------       -------
Net cash provided by (used in) operating activities ........       (11,710)        1,739
                                                                  --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term and long-term investments .         5,957            --
Purchase of short-term and long-term investments ...........        (2,204)           --
Purchase of MedPartners' assets ............................            --        (2,630)
Payments for Erisco merger related costs ...................        (1,173)           --
Purchase of property and equipment and software licenses ...        (3,015)       (1,334)
Acquisitions, net of cash acquired .........................        (1,497)       (1,238)
                                                                  --------       -------
Net cash used in investing activities ......................        (1,932)       (5,202)
                                                                  --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mandatorily redeemable
  convertible preferred stock , net ........................            --         4,483
Payments on notes payable, net .............................          (675)         (267)
Principal payments on capital leases .......................          (704)         (166)
Repayment of notes receivable ..............................            --            30
Payments on line of credit .................................            --          (265)
Proceeds from line of credit ...............................         2,756            --
Employee exercise of stock options .........................           172            --
Proceeds from issuance of common stock, net ................           515            --
Proceeds from equipment line of credit .....................         1,164            --
                                                                  --------       -------
Net cash provided by financing activities ..................         3,228         3,815
                                                                  --------       -------
Net decrease in cash and cash equivalents ..................       (10,414)          352

Effect of exchange rate changes on cash and cash equivalents            (2)           --

Cash and cash equivalents, beginning of period .............        18,849         3,681
                                                                  --------       -------
Cash and cash equivalents, end of period ...................      $  8,433       $ 4,033
                                                                  ========       =======

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. ("the Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1999 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the SEC on March 30, 2000.

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

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  ----------------------      -----------------------
                                                    2000           1999         2000           1999
                                                  --------       -------      --------       --------
BASIC:
  Net income (loss) ........................      $ (8,649)      $    62      $(16,530)      $   (727)
                                                  --------       -------      --------       --------
  Weighted average common shares outstanding        20,225         7,217        19,557          6,216
                                                  --------       -------      --------       --------
  Net income (loss) per share ..............      $  (0.43)      $  0.01      $  (0.85)      $  (0.12)
                                                  ========       =======      ========       ========
DILUTED:
  Net income (loss) ........................      $ (8,649)      $    62      $(16,530)      $   (727)
                                                  --------       -------      --------       --------
  Weighted average common shares outstanding        20,225         7,217        19,557          6,216
  Preferred stock ..........................            --         6,048            --             --
  Options to purchase common stock .........            --         2,000            --             --
  Common stock subject to repurchase .......            --         2,615            --             --
  Warrants .................................            --           134            --             --
                                                  --------       -------      --------       --------
  Total weighted common stock and common
    stock equivalents ......................        20,225        18,014        19,557          6,216
                                                  --------       -------      --------       --------
  Net income (loss) per share ..............      $  (0.43)      $  0.00      $  (0.85)      $  (0.12)
                                                  ========       =======      ========       ========
ANTIDILUTIVE SECURITIES:
  Preferred stock ..........................            --            --            --          6,276
  Contingently issuable shares .............           535            --           535             --
  Options to purchase common stock .........         3,495            --         3,495          2,801
  Common stock subject to repurchase .......            --            --            --          1,705
  Warrants .................................            --            --            --            163
                                                  --------       -------      --------       --------
                                                     4,030            --         4,030         10,945
                                                  ========       =======      ========       ========

3. COMPREHENSIVE INCOME

        The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. For the six months ended June 30, 2000, the only item of comprehensive loss was $2,000 of translation loss, resulting in comprehensive net loss of $16,532. There were no material differences between comprehensive and net income in any other periods presented.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                   SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                                ----------------
                                                                 2000       1999
                                                                -----      -----
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest ...................................        236         99
Cash paid for income taxes ...............................         38         33

NONCASH INVESTING AND FINANCING ACTIVITIES
  Assets acquired through capital lease ..................        175      1,484
  Deferred stock compensation ............................        892      5,817
  Common stock issued for Creative Business Solutions ....         --      1,690
  Notes payable issued for Creative Business Solutions ...         --        270
  Common stock issued for acquisition of Healthcare
    Media Enterprises ....................................      3,500         --
  Repurchase of shares in exchange for stockholder
    note receivable ......................................         --        700
  Common stock issued to purchase assets of Management and
    Technology Solutions, Inc. ...........................         --        140

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

        The acquisition of HME was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5.0 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the six months ended June 30, 2000, and $4.5 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products. The in-process and core technology was scheduled to be released by the third quarter of 2000.

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

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        The purchase price allocations were based on the estimated fair value of the assets, less liabilities, on the date of purchases as follows (in thousands):

        Total current assets .................................      $  336
        Property, plant, equipment and other noncurrent assets          88
        Goodwill .............................................       3,532
        Other intangible assets ..............................         922
        Acquired in-process technology .......................         536
                                                                    ------
                  Total purchase price .......................      $5,414
                                                                    ======

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of HME occurred on January 1, 1999, giving effect to an acquisition adjustment for amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                            YEAR ENDED       SIX MONTHS ENDED
                                         DECEMBER 31, 1999    JUNE 30, 2000
                                         -----------------   ----------------
        Net revenue....................     $ 36,284            $ 35,476
        Net loss.......................     $ (9,588)           $(16,530)

        On May 16, 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. ("Elbejay") a wholly-owned subsidiary of the Company, IMS Health Incorporated ("IMS HEALTH"), and ERISCO Managed Care Technologies, Inc. ("Erisco") pursuant to which Erisco will merge with and into Elbejay resulting in Erisco becoming a wholly-owned subsidiary of the Company (the "Merger Agreement"). The Company will issue shares of common stock of the Company, par value $0.001 per share (the "TriZetto Common Stock"), having a value of $255 million to IMS HEALTH; provided, however, that the Company will not issue less than 8.8 million shares nor more than 12.1 million shares of TriZetto Common Stock. The final exchange ratio will be determined based upon the average daily price of TriZetto Common Stock for the 15 trading days ending on the third day prior to the Closing Date. By execution of the Merger Agreement, IMS HEALTH and the Company agreed to terminate the Agreement and Plan of Reorganization, dated as of March 28, 2000, between IMS HEALTH and the Company that provided for the merger of IMS HEALTH with and into the Company.

        In connection with the proposed merger, the Company, its directors, executive officers and certain other members of management solicited proxies from certain holders of an aggregate of approximately 51% of the outstanding common stock of the Company. Such stockholders have entered into Voting Agreements with IMS HEALTH to vote in favor of the merger and the transactions contemplated thereby. Consummation of the proposed merger is subject to the approval of the Company's stockholders as well as various third parties and federal agencies. As of the date hereof, a special stockholders meeting to approve the proposed merger has not been held.

6. LINE OF CREDIT

        In March 1999, the Company entered into a revolving line of credit with a financial institution. In October 1999, the Company entered into a subsequent agreement which increased the amount available under the line of credit. The total amount available for borrowings under the line of credit is $3.0 million and expires in November 2000. In June 2000, the Company entered into a subsequent agreement whereby the line of credit is collateralized by $3.0 million of the Company's cash. Borrowings under the line of credit bear interest at the bank's LIBOR rate plus 2.25%. Interest is payable monthly as it accrues. The credit agreement contains certain covenants that the Company must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of June 30, 2000, the Company had outstanding borrowings on the line of credit of $2.7 million and letters of credit approximating $300,000.

        In December 1999, the Company entered into a line of credit with a financial institution. This line of credit was specifically established to finance computer equipment purchases. The line of credit has a limit of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at June 30, 2000 totaled approximately $1.9 million, and are collateralized by substantially all of the Company's assets.

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes that adopting SAB 101 will not have a material impact on its financial position or results of operations.

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

        This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The Company believes that the adoption of FIN 44 will not have a material impact on our financial statements.

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

OVERVIEW

        We are a leading provider of remotely hosted third party and proprietary software applications and related services for use in the healthcare industry. Through our Customer Connectivity Centers, we remotely operate and maintain applications for our customers on most of the widely used computing, networking and operating platforms. We have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare software vendors, including Epic Systems, Inc., ERISCO Managed Care Technologies, Inc., Medic Computer Systems, Inc., McKesson HBOC, Inc., Raintree Systems, Inc., InfoMedtrics, Inc., CTR Business Systems, Inc., Penchart, and QCSI by operating and maintaining such applications at our Customer Connectivity Centers. We also offer HealthWeb, our healthcare business to business Internet portal and e-applications. HealthWeb is designed to facilitate the exchange of information and to enable e-commerce among all constituents of the healthcare industry. Through our Transformation Services Group, we offer business operations and applications integration consulting services, including information technology assessment and software implementation design and development. Our customers primarily consist of provider groups, physician practice management companies, and managed care organizations such as health maintenance organizations, preferred provider organizations and third party administrators.

        Our revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Since inception, the relative percentages of recurring revenue and non-recurring revenue were 59% and 41%, respectively. For the six months ended June 30, 2000, the relative percentages of recurring revenue and non-recurring revenue were 68% and 32%, respectively. As we sign additional multi-year application services contracts, we expect the relative percentage of recurring revenue to continue to increase.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

        REVENUES. Total revenues in the second quarter of 2000 increased $9.3 million, or 110%, to $17.8 million from $8.5 million for the same period in 1999. The majority of this increase was due to the overall growth in both recurring revenue and non-recurring revenue throughout the three-month period ended June 30, 2000. Additionally, the acquisition of Novalis Corporation in November 1999, Finserv Health Care Systems, Inc. in December 1999, and Healthcare Media Enterprises, Inc. ("HME") in January 2000, generated approximately $4.6 million, $1.0 million, and $351,000, respectively, in incremental revenue in the second quarter of 2000.

        Recurring revenue in the second quarter of 2000 increased $7.6 million, or 159%, to $12.4 million from $4.8 million for the same period in 1999. Of this increase, $4.3 million was generated from the acquisitions of Novalis and Finserv. The remaining $3.3 million increase was related to the overall increase in demand for our services due to expansion of our service offerings.

        Non-recurring revenue in the second quarter of 2000 increased $1.7 million, or 46%, to $5.4 million from $3.7 million for the same period in 1999. This increase was due primarily to the acquisition of Novalis, Finserv and HME which resulted in incremental non-recurring revenue of $1.6 million in the second quarter 2000.

        COST OF REVENUES. Cost of revenues in the second quarter 2000 increased $9.0 million, or 147%, to $15.2 million from $6.1 million for the same period in 1999. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisition of Novalis, Finserv and HME. As a percentage of total revenues, cost of revenues approximated 85% in the second quarter of 2000 and 72% in the second quarter of 1999.

        Cost of recurring revenue in the second quarter of 2000 increased $7.7 million, or 206%, to $11.4 million from $3.7 million for the same period in 1999. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the acquisitions of Novalis and Finserv. As a percentage of recurring revenue, cost of recurring revenue approximated 92% in the second quarter of 2000 and 78% in the second quarter of 1999.

        Cost of non-recurring revenue in the second quarter of 2000 increased $1.3 million, or 56%, to $3.8 million from $2.4 million for the same period in 1999. This increase was due to incremental costs required to support increasing demand for our consulting services in the three months ended June 30, 2000, including costs associated with the acquisitions of Novalis, Finserv and HME. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 70% in the second quarter of 2000 and 66% in the second quarter of 1999.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 2000 increased $1.3 million, or 569%, to $1.6 million from $234,000 for the same period in 1999. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 9% in the second quarter of 2000 and 3% in the second quarter of 1999.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 2000 increased $7.6 million, or 406%, to $9.5 million from $1.9 million for the same period in 1999. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, expansion of internal infrastructure, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 53% in the second quarter of 2000 and 22% in the second quarter of 1999.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $294,000 in the second quarter of 2000 to $428,000 from $134,000 for the same period in 1999. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to our employees.

        INTEREST INCOME. Interest income in the second quarter of 2000 increased $308,000, or 811%, to $346,000 from $38,000 for the same period in 1999. The increase was due to the increase in cash available for investing due to proceeds received from our initial public offering in October 1999.

        INTEREST EXPENSE. Interest expense in the second quarter of 2000 increased $88,000, or 129%, to $156,000 from $68,000 for the same period in 1999. The increase was due to additional borrowings on our line of credit.

        PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax for the three months ended June 30, 2000 was zero, a decrease of $2,000 from an income tax provision of $2,000 for the same period in 1999. An income tax provision was not recorded in the second quarter of 2000 due to our pre-tax loss.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

        REVENUES. Total revenues in the first six months of 2000 increased $22.8 million, or 179%, to $35.5 million from $12.7 million in the first six months of 1999. The majority of this increase was due to the overall growth in both recurring revenue and consulting revenue throughout the six month period ended June 30, 2000. Additionally, the acquisitions of Novalis in November 1999, Finserv in December 1999, and HME in January 2000 generated approximately $11.9 million in incremental revenue for the first six months of 2000.

        Recurring revenue in the first six months of 2000 increased $18.1 million, or 293%, to $24.3 million from $6.2 million for the same period in 1999. Of this increase, $8.2 million was generated from the acquisitions of Novalis and Finserv. The remaining $9.9 million increase was related to the overall increase in demand for our services due to expansion of our service offerings.

        Non-recurring revenue in the first six months of 2000 increased $4.6 million, or 71%, to $11.1 million from $6.5 million for the same period in 1999. This increase was primarily due to the acquisition of Novalis, Finserv and HME which resulted in incremental non-recurring revenue of $3.8 million for the six months ended June 30, 2000.

        COST OF REVENUES. Cost of revenues in the first six months of 2000 increased $21.3 million, or 233%, to $30.4 million from $9.1 million in the first six months of 1999. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisitions of Novalis in November 1999, Finserv in December 1999, and HME in January 2000. As a percentage of total revenues, cost of revenues approximated 86% in the first six months of 2000 and 72% in the first six months of 1999.

        Cost of recurring revenue in the first six months of 2000 increased $17.6 million, or 350%, to $22.7 million from $5.0 million in the first six months of 1999. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the acquisitions of Novalis and Finserv. As a percentage of recurring revenue, cost of recurring revenue approximated 93% in the first six months of 2000 and 81% in the first six months of 1999.

        Cost of non-recurring revenue in the first six months of 2000 increased $3.6 million, or 89%, to $7.8 million from $4.1 million in the first six months of 1999. This increase was due to incremental costs required to support increasing demand for our consulting services in the first six months of 2000. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 70% for the first six months of 2000 and 63% for the same period in 1999.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first six months of 2000 increased $2.8 million, or 627%, to $3.2 million from $440,000 for the same period in 1999. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 9% for the first six months of 2000 and 4% for the same period in 1999.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first six months of 2000 increased $14.3 million, or 461%, to $17.4 million from $3.1 million for the same period in 1999. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 49% for the first six months of 2000 and 24% for the same period in 1999.

        AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $677,000 in the first six months of 2000 to $892,000 from $215,000 for the same period in 1999. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to our employees.

        WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of Acquired In-Process Technology increased $52,000 in the first six months of 2000 to $536,000 from $484,000 for the same period in 1999. The expense related to the write off of acquired in-process technology in the first six months of 2000 was the result of our acquisition of HME in January 2000, in which the excess of the purchase price over the fair market value of the assets assumed was $5.0 million. Of this amount, $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the six months ended June 30, 2000. Our acquisition of Creative Business Solutions and HealthWeb Systems in February 1999 resulted in an excess of purchase price over the fair market value of the assets purchased and liabilities assumed of $2.5 million. Of this amount, $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the six months ended June 30, 1999.

        INTEREST INCOME. Interest income in the first six months of 2000 increased $533,000 or 701%, to $609,000 from $76,000 in the first six months of 1999. The increase was due to the increase in cash available for investing due to proceeds received from our initial public offering.

        INTEREST EXPENSE. Interest expense in the first six months of 2000 increased $83,000, or 83%, to $183,000 from $100,000 for the same period in 1999. The increase was due to additional borrowings on our line of credit and new capital lease obligations.

        PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax in the first six months of 2000 was zero, a decrease of $28,000 from an income tax provision of $28,000 for the same period in 1999. An income tax provision was not recorded in the first six months of 2000 due to our pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through a combination of cash from operations, private financings and an initial public offering of our common stock. As of June 30, 2000, we had approximately $11.9 million of cash, cash equivalents, short-term investments and long-term investments.

        Cash used in operating activities in the six months ended June 30, 2000, was $11.7 million. Cash used during this period was primarily attributable to net losses of $16.5 million, which was offset by $4.8 million, consisting of depreciation and amortization, amortization of deferred stock compensation, write off of in-process technology and other changes in operating asset and liability accounts. These losses were principally related to increased research and development expenses and sales, general and administrative expenses. In addition, the losses were generated by the expansion of our infrastructure to support growing demand of our recurring line of business.

        Cash used in investing activities in the six months ended June 30, 2000 was $1.9 million. Cash used during this period was primarily the result of our purchase of $3.0 million in property and equipment and software licenses, the $1.5 million cash portion (net of cash acquired) of our acquisition of HME in January 2000, the $1.2 million cash payment of acquisition costs related to Erisco, and our purchase of $2.2 million of short-term and long-term investments. These expenditures were partially offset by the sale of $6.0 million of our short-term and long-term investments.

        Cash provided in financing activities in the six months ended June 30, 2000 was $3.2 million. The cash provided during this period was primarily the result of proceeds from line of credit of $2.8 million, proceeds from new capital lease obligations of $1.2 million, and the issuance of common stock related to employee exercise of stock options and employee purchase of common stock of $687,000, offset by principal payments on notes payable and capital lease obligations of $1.4 million.

        In March 1999, we entered into a revolving line of credit with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The total amount available for borrowings under the line of credit is $3.0 million and expires in November 2000. In June 2000, we entered into a subsequent agreement whereby the line of credit is collateralized by a secured interest of $3.0 million. Borrowings under the line of credit bear interest at the bank's LIBOR rate plus 2.25%. Interest is payable monthly as it accrues. The credit agreement contains certain covenants that we must adhere to during the term of the agreement, including restrictions on the payment of dividends. As of June 30, 2000, we have outstanding borrowings on the line of credit of $2.7 million and letters of credit approximating $300,000.

        In December 1999, we entered into a line of credit with a financial institution. This line of credit was specifically established to finance computer equipment purchases. The line of credit has a total capacity of $2.0 million and expires in December 2000. Individual borrowings under the line of credit have a fixed interest rate between 9% and 11% per year. Payments including principal and interest are made monthly. Borrowings under the line of credit at June 30, 2000 totaled approximately $1.9 million, and are collateralized by substantially all of our assets.

        Based upon our current operating plan, we believe existing cash balances, cash balances, cash generated from operations and future borrowings will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, we expect that our cash needs may increase in future periods due to the funding of activities related to acquisitions. Accordingly, we may seek additional financing through available means, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

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

        This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We believe that the adoption of FIN 44 will not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities.

        The interest payable on our $3.0 million credit facility is variable, based on the LIBOR rate, and, therefore, affected by changes in market interest rates. As of June 30, 2000, the amount outstanding on our credit facility was $2.7 million and letters of credit approximating $300,000 had been written against the credit facility. The line of credit expires in November 2000. Changes in interest rates have no impact on our other debt as all of our other notes are at fixed interest rates between 8% and 10%. We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        RECENT SALES OF UNREGISTERED SECURITIES. On April 3, 2000, we issued 3,000 shares of our common stock to Allen Karp in connection with services rendered. On May 10, 2000, we issued 293 shares of our common stock to Burns McClellan, Inc. in connection with services rendered. On May 22, 2000, we issued 13,700 shares of our restricted common stock to eleven consultants in connection with services rendered.

        We did not employ any underwriters, brokers or finders in connection with any of the transactions set forth above. The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access to information about us through our SEC filings and their relationships with us.

        USE OF PROCEEDS. On October 7, 1999, we effected a registration statement with the SEC on Form S-1, as amended, Registration No. 333-84533, whereby we registered shares of our common stock raising net proceeds of $36.0 million. As of June 30, 2000, we have used a total of approximately $24.7 million of the net proceeds from our initial public offering, of which approximately $8.9 million was used for working capital and other general corporate purposes, approximately $2.6 million was used to pay down debt, approximately $4.4 million was used for the purchase of property and equipment, approximately $1.2 million was used for acquisition costs related to Erisco, and approximately $7.6 million was used to acquire new businesses.

        LIMITATIONS ON PAYMENTS OF DIVIDENDS. The payment of cash dividends by us is restricted by our current bank credit facilities, which contain restrictions prohibiting us from paying any cash dividends without the bank's prior consent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 16, 2000, we entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp., a wholly-owned subsidiary of TriZetto, IMS Health Incorporated, and ERISCO Managed Care Technologies, Inc. pursuant to which Erisco will merge with and into Elbejay resulting in Erisco becoming a wholly-owned subsidiary of TriZetto ("Merger Agreement"). TriZetto will issue shares of common stock of TriZetto, par value $0.001 per share (the "TriZetto Common Stock"), having a value of $255 million to IMS HEALTH; provided, however, that TriZetto will not issue less than 8.8 million shares nor more than 12.1 million shares of TriZetto Common Stock. The final exchange ratio will be determined based upon the average daily price of TriZetto Common Stock for the 15 trading days ending on the third day prior to the Closing Date. By execution of the Merger Agreement, IMS HEALTH and TriZetto agreed to terminate the Agreement and Plan of Reorganization, dated as of March 28, 2000, between IMS HEALTH and TriZetto that provided for the merger of IMS HEALTH with and into TriZetto.

        In connection with the proposed merger, TriZetto, its directors, executive officers and certain other members of management solicited proxies from certain holders of an aggregate of approximately 51% of the outstanding common stock of TriZetto. Such stockholders have entered into Voting Agreements with IMS HEALTH to vote in favor of the merger and the transactions contemplated thereby. Consummation of the merger is subject to the approval of TriZetto's stockholders as well as various third parties and federal agencies. As of the date hereof, a special stockholders meeting to approve the proposed merger has not been held.

        TriZetto's annual meeting of stockholders was held on June 29, 2000. Of the 21,331,193 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 15,901,912 common shares, representing 74.55% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following three proposals were presented and voted on at the stockholders' meeting:

        Proposal One: The one nominee to the Board of Directors, Paul F. LeFort, was elected to serve a three-year term by the stockholders. The voting results were: For 15,852,713; Withheld 49,199. The Class I director, Paul F. LeFort, shall serve until the annual meeting of stockholders in 2003. The Class II directors, William E. Fisher and Peter D. Mann, shall serve until the annual meeting of stockholders in 2001. The Class III directors, Jeffrey H. Margolis and Donald J. Lothrop shall serve until the annual meeting of stockholders in 2002.

        Proposal Two: Amendment of our 1998 Stock Option Plan to increase the number of shares authorized under the plan by 3,200,000 to a total of 7,200,000. The voting results were: For 11,147,150; Against 1,868,505; Abstain 131,077; Broker Non-Votes 2,755,180.

        Proposal Three: To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2000. The voting results were: For 15,754,841; Against 144,898; Abstain 2,173; Broker Non-Votes 0.

ITEM 5. OTHER INFORMATION

        We expect to hold our 2001 Annual Meeting of the Stockholders on May 16, 2001. Any stockholder desiring to submit a proposal for action at our 2001 Annual Meeting of Stockholders and presentation in our proxy statement for such meeting should deliver the proposal to us at our principal place of business no later than January 17, 2001 in order to be considered for inclusion in our proxy statement relating to that meeting. Matters pertaining to proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the SEC and other laws and regulations to which interested persons should refer.

        On May 21, 1998 the SEC adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment governs our use of our discretionary proxy voting authority with respect to a stockholder proposal, which is not addressed in our proxy statement. The new amendment provides that if a proponent of a proposal fails to notify us at least 45 days prior to the current year's anniversary of the date of mailing of the prior year's proxy statement, then we will be allowed to use our discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement. If we do not receive any stockholder proposals for our 2001 Annual Meeting before April 1, 2001, we will be able to use our voting authority as outlined above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS. The following exhibits are filed as a part of this report:

            EXHIBIT
            NUMBER                         DESCRIPTION
            -------                        -----------
              2.1 Agreement and Plan of Reorganization, dated as of May 16, 2000, by and between The TriZetto Group, Inc., Elbejay Acquisition Corp., IMS Health Incorporated and ERISCO Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

             10.1 First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

             10.2      Form of Voting Agreement (Incorporated by reference to
                       Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

             10.3 Form of Restricted Stock Agreement between TriZetto and certain consultants

             27.1      Financial Data Schedule

             99.1 Press release, dated May 16, 2000, issued by The TriZetto Group, Inc. and IMS Health Incorporated (Incorporated by reference to Exhibit 99.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

        (b) REPORTS ON FORM 8-K.

        On April 21, 2000, we filed a Form 8-K (Item 5) announcing the Agreement and Plan of Reorganization which we entered into with IMS Health Incorporated effective March 28, 2000, pursuant to which IMS Health Incorporated will merge with and into TriZetto.

        On May 19, 2000, we filed a Form 8-K (Item 5) announcing the Agreement and Plan of Reorganization which we entered into with Elbejay Acquisition Corp., IMS Health Incorporated, ERISCO Managed Care Technologies, Inc., effective May 16, 2000, pursuant to which Erisco will merge with and into Elbejay resulting in Erisco becoming a wholly-owned subsidiary of TriZetto. By execution of this subsequent Agreement and Plan of Reorganization, IMS HEALTH and TriZetto agreed to terminate the March 28, 2000 agreement that provided for the merger of IMS HEALTH into TriZetto.

        There were no other items to be reported under Part II of this report.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE TRIZETTO GROUP,  INC.


Date: August 14, 2000                       By: /s/ MICHAEL J. SUNDERLAND
                                                --------------------------------
                                                Michael J. Sunderland
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------

      2.1 Agreement and Plan of Reorganization, dated as of May 16, 2000, by and between The TriZetto Group, Inc., Elbejay Acquisition Corp., IMS Health Incorporated and ERISCO Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

     10.1 First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

     10.2       Form of Voting Agreement (Incorporated by reference to Exhibit
                2.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

     10.3 Form of Restricted Stock Agreement between TriZetto and certain consultants

     27.1       Financial Data Schedule

     99.1 Press release, dated May 16, 2000, issued by The TriZetto Group, Inc. and IMS Health Incorporated (Incorporated by reference to
                Exhibit 99.1 of TriZetto's Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)