Form 10-Q
period 2000-09-30
TRIZETTO GROUP INC
filed 2000-11-14
CIK 1092458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO __________________.


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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 2000, 33,859,897 shares of the issuer's common stock, $0.001 par value per share, were outstanding.

================================================================================

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets - as of
         September 30, 2000 and December 31, 1999.........................    3

         Unaudited Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30, 2000 and 1999..    4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999............    5

         Notes to Unaudited Condensed Consolidated Financial Statements...    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......   16


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   17

Item 2.  Changes in Securities and Use of Proceeds........................   17

Item 4.  Submission of Matters to a Vote of Security Holders..............   17

Item 5.  Other Information................................................   18

Item 6.  Exhibits and Reports on Form 8-K.................................   19

Signatures................................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            THE TRIZETTO GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                               2000             1999
                                                            -----------      ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................        $  6,279         $ 18,849
    Short-term investments ...........................             539            5,957
    Accounts receivable, net .........................          11,594            8,228
    Prepaid expenses and other current assets ........           3,291            1,801
    Income tax receivable ............................             453              440
                                                              --------         --------
        Total current assets .........................          22,156           35,275
Property and equipment, net ..........................          14,531           10,797
Long-term investments ................................              --            1,230
Other assets .........................................           4,094              265
Note receivable from related party ...................             264              525
Goodwill and other intangible assets, net ............          20,116           20,326
                                                              --------         --------
        Total assets .................................        $ 61,161         $ 68,418
                                                              ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term note payable ..........................        $  4,249         $    623
    Capital lease obligations, current ...............           2,448            1,234
    Accounts payable .................................           3,421            3,102
    Accrued liabilities ..............................          10,744            9,172
    Income taxes payable .............................               3               22
    Deferred revenue .................................           1,222              241
                                                              --------         --------
        Total current liabilities ....................          22,087           14,394
Long-term notes payable ..............................             294              504
Capital lease obligations ............................           4,254            2,224
Deferred revenue .....................................             213               --
                                                              --------         --------
        Total liabilities ............................          26,848           17,122
                                                              --------         --------
Stockholders' equity:
Common stock .........................................              21               20
Additional paid-in capital ...........................          72,774           66,215
Notes receivable from stockholders ...................             (41)             (41)
Deferred stock compensation ..........................          (5,096)          (5,786)
Other comprehensive loss .............................              (3)              --
Accumulated deficit ..................................         (33,342)          (9,112)
                                                              --------         --------
        Total stockholders' equity ...................          34,313           51,296
                                                              --------         --------
            Total liabilities and stockholders' equity        $ 61,161         $ 68,418
                                                              ========         ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                     ----------------------       -----------------------
                                                       2000          1999           2000           1999
                                                     --------       -------       --------       --------
REVENUES:
    Recurring revenue .........................      $ 14,237       $ 5,640       $ 38,581       $ 11,841
    Non-recurring revenue .....................         5,170         3,386         16,302          9,894
                                                     --------       -------       --------       --------
Total revenues ................................        19,407         9,026         54,883         21,735
                                                     --------       -------       --------       --------

Cost of revenues:
    Recurring revenue .........................        12,839         5,328         35,495         10,366
    Non-recurring revenue .....................         3,611         2,614         11,367          6,723
                                                     --------       -------       --------       --------
Total cost of revenues ........................        16,450         7,942         46,862         17,089
                                                     --------       -------       --------       --------
Gross profit ..................................         2,957         1,084          8,021          4,646
                                                     --------       -------       --------       --------

OPERATING EXPENSES:
    Research and development ..................         1,427           741          4,624          1,181
    Selling, general and administrative .......         8,768         2,275         26,163          5,373
    Amortization of deferred stock compensation           310           412          1,202            627
    Write-off of acquired in-process technology            --            --            536            484
                                                     --------       -------       --------       --------
Total operating expenses ......................        10,505         3,428         32,525          7,665
                                                     --------       -------       --------       --------

Loss from operations ..........................        (7,548)       (2,344)       (24,504)        (3,019)
Interest income ...............................           315            44            922            120
Interest expense ..............................          (466)          (77)          (647)          (177)
                                                     --------       -------       --------       --------
Loss before provision for income taxes ........        (7,699)       (2,377)       (24,229)        (3,076)
Income tax benefit ............................            --          (209)            --           (181)
                                                     --------       -------       --------       --------
Net loss ......................................      $ (7,699)      $(2,168)      $(24,229)      $ (2,895)
                                                     ========       =======       ========       ========
Net loss per share:
    Basic .....................................      $  (0.37)      $ (0.28)      $  (1.21)      $  (0.42)
                                                     ========       =======       ========       ========
    Diluted ...................................      $  (0.37)      $ (0.28)      $  (1.21)      $  (0.42)
                                                     ========       =======       ========       ========

Shares used in computing net loss per share:
    Basic .....................................        20,908         7,730         20,010          6,848
                                                     ========       =======       ========       ========
    Diluted ...................................        20,908         7,730         20,010          6,848
                                                     ========       =======       ========       ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -----------------------
                                                                       2000           1999
                                                                     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................      $(24,229)      $(2,895)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts ..........................           888           490
     Amortization of deferred stock compensation ..............         1,202           627
     Amortization of deferred expense .........................            21            --
     Write-off of acquired in-process technology ..............           536           484
     Forgiveness of note receivable ...........................            --            32
     Stock compensation .......................................            --            53
     Issuance of common stock in exchange for services rendered            12            --
     Deferred taxes ...........................................            --          (709)
     Loss on disposal of property and equipment ...............           155            --
     Depreciation and amortization ............................         8,317         1,229

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Accounts receivable ......................................        (4,099)       (1,890)
     Prepaid expenses and other current assets ................          (739)         (601)
     Income tax receivable ....................................           (13)          406
     Note receivable ..........................................          (226)           --
     Accounts payable .........................................           290         1,008
     Accrued liabilities ......................................         1,371         2,782
     Deferred revenue .........................................         1,183            80
     Other long-term assets ...................................          (179)           11
                                                                     --------       -------
Net cash provided by (used in) operating activities ...........       (15,510)        1,107
                                                                     --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term and long-term investments ....         9,391            --
Purchase of short-term and long-term investments ..............        (2,743)           --
Purchase of MedPartners' assets ...............................            --        (2,630)
Payments for Erisco merger related costs ......................        (1,315)           --
Purchase of property and equipment and software licenses ......        (4,623)       (2,235)
Acquisitions, net of cash acquired ............................        (1,497)       (1,238)
Increase in other assets ......................................          (933)           --
                                                                     --------       -------
Net cash used in investing activities .........................        (1,720)       (6,103)
                                                                     --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of mandatorily redeemable
  convertible preferred stock, net ............................            --         4,483
Payments on notes payable, net ................................          (703)         (579)
Principal payments on capital leases ..........................        (1,298)         (279)
Repayment of notes receivable .................................            --            30
Payments on line of credit ....................................        (2,682)         (265)
Proceeds from line of credit ..................................         6,756            --
Employee exercise of stock options ............................           218             6
Deferred issuance costs .......................................            --          (247)
Proceeds from issuance of common stock, net ...................           515            --
Proceeds from equipment line of credit ........................         1,855            --
                                                                     --------       -------
Net cash provided by financing activities .....................         4,661         3,149
                                                                     --------       -------

Net decrease in cash and cash equivalents .....................       (12,569)       (1,847)

Effect of exchange rate changes on cash and cash equivalents ..            (1)           --

Cash and cash equivalents, beginning of period ................        18,849         3,681
                                                                     --------       -------
Cash and cash equivalents, end of period ......................      $  6,279       $ 1,834
                                                                     ========       =======

       See Notes to Unaudited Condensed Consolidated Financial Statements

                            THE TRIZETTO GROUP, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PREPARATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K as filed with the SEC on March 30, 2000.

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

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                -----------------------       -----------------------
                                                                  2000           1999           2000           1999
                                                                --------       --------       --------       --------
BASIC:
  Net loss ...............................................      $ (7,699)      $ (2,168)      $(24,229)      $ (2,895)
                                                                --------       --------       --------       --------
  Weighted average common shares outstanding .............        20,908          7,730         20,010          6,848
                                                                --------       --------       --------       --------
  Net loss per share .....................................      $  (0.37)      $  (0.28)      $  (1.21)      $  (0.42)
                                                                ========       ========       ========       ========
DILUTED:
  Net loss ...............................................      $ (7,699)      $ (2,168)      $(24,229)      $ (2,895)
                                                                --------       --------       --------       --------
  Weighted average common shares outstanding .............        20,908          7,730         20,010          6,848
  Preferred stock ........................................            --             --             --             --
  Options to purchase common stock .......................            --             --             --             --
  Common stock subject to repurchase .....................            --             --             --             --
  Warrants ...............................................            --             --             --             --
                                                                --------       --------       --------       --------
  Total weighted common stock and common stock equivalents        20,908          7,730         20,010          6,848
                                                                --------       --------       --------       --------
  Net loss per share .....................................      $  (0.37)      $  (0.28)      $  (1.21)      $  (0.42)
                                                                ========       ========       ========       ========
ANTIDILUTIVE SECURITIES:
  Preferred stock ........................................            --          6,276             --          6,276
  Contingently issuable shares ...........................           535             --            535             --
  Options to purchase common stock .......................         3,463          2,611          3,463          2,012
  Common stock subject to repurchase .....................            --          1,703             --          2,898
  Warrants ...............................................           300             --            300             --
                                                                --------       --------       --------       --------
                                                                   4,298         10,590          4,298         11,186
                                                                ========       ========       ========       ========

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. COMPREHENSIVE INCOME

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. For the nine months ended September 30, 2000, the only item of comprehensive loss was $3 of foreign currency translation loss, resulting in comprehensive net loss of $24.2 million. There were no material differences between comprehensive and net income in any other periods presented.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000        1999
                                                              -----       ------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest ...............................          451           51
Cash paid for income taxes ...........................           63           42

NONCASH INVESTING AND FINANCING ACTIVITIES
  Assets acquired through capital lease ..............        2,688        1,694
  Deferred stock compensation ........................          515        6,380
  Issuance of notes payable to acquire software and
    software license .................................           --        1,690
  Common stock issued for Creative Business Solutions            --        1,146
  Notes payable issued for Creative Business Solutions           --          270
  Common stock issued for acquisition of Healthcare
    Media Enterprises ................................        3,500           --
  Repurchase of shares in exchange for stockholder
    note receivable ..................................           --          700
  Common stock issued to purchase assets of Management
    and Technology Solutions, Inc. ...................           --          140
  Issuance of stock warrants .........................        1,716           --
  Goodwill adjustment for Finserv acquisition ........          428           --

5. ACQUISITIONS

Healthcare Media Enterprises, Inc.

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

         The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair market values on the acquisition date. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5.0 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the nine months ended September 30, 2000, and $4.5 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products. The in-process and core technology was scheduled to be released by the third quarter of 2000; however, the scheduled releases have been extended into the fourth quarter of 2000.

                            THE TRIZETTO GROUP, INC.

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

         The purchase price allocations were based on the estimated fair value of the assets, less liabilities, on the date of purchases as follows (in thousands):

         Total current assets......................................     $  336
         Property, plant, equipment and other noncurrent assets....         88
         Goodwill..................................................      3,532
         Other intangible assets...................................        922
         Acquired in-process technology............................        536
                                                                        ------
             Total purchase price..................................     $5,414
                                                                        ======

Erisco Managed Care Technologies, Inc.

         On May 16, 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. ("Elbejay") a wholly owned subsidiary of the Company, IMS Health Incorporated ("IMS HEALTH"), and Erisco Managed Care Technologies, Inc. ("Erisco") pursuant to which Elbejay would merge with and into Erisco resulting in Erisco becoming a wholly owned subsidiary of the Company (the "Merger Agreement"). On October 2, 2000, the Company consummated the transaction, and Erisco became a wholly owned subsidiary of the Company. Erisco is a leading provider of software to the managed care industry. The purchase price of approximately $211.9 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $9.4 million and acquisition costs of approximately $9.5 million.

         The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $171.2 million, of which $3.7 million was allocated to acquired in-process technology, based upon an independent appraisal, and will be expensed in the three months ended December 31, 2000, and an estimated $167.5 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology, trademarks and customer lists.

         In valuing Erisco's developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the core and in-process technologies. For purposes of this analysis, the Company used 15% and 20% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows.

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The preliminary purchase price allocations were based on the estimated fair value of the assets, less liabilities, on the date of purchase as follows (in thousands):

         Total current assets........................................  $ 36,113
         Property, plant, equipment and other noncurrent assets......     4,523
         Goodwill....................................................   112,653
         Other intangible assets.....................................    54,890
         Acquired in-process technology..............................     3,680
                                                                       --------
            Total purchase price.....................................  $211,859
                                                                       ========

         The Company anticipates making a final purchase price allocation in the fourth quarter of 2000 based upon completion of management's assessment of the fair vale of the assets, less liabilities.

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of HME and Erisco had occurred on January 1, 1999, giving effect to an acquisition adjustment for amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                         YEAR ENDED      NINE MONTHS ENDED
                                                     DECEMBER 31, 1999   SEPTEMBER 30, 2000
                                                     -----------------   ------------------
Net revenue.......................................        $ 85,591            $ 92,752
Net loss..........................................        $(48,258)           $(48,776)
Earnings per share, basic and diluted.............        $  (2.24)           $  (1.52)

6. LINE OF CREDIT

         In September 2000, the Company executed a Secured Term Note with a lending institution in the principal amount of $10.0 million. The Company subsequently paid the outstanding balance on its existing line of credit of $2.7 million from borrowings under the Secured Term Note. Any outstanding principal balance under the Secured Term Note was due and payable on the earlier to occur of: (i) November 30, 2000 and (ii) the date on which the Company's acquisition of Erisco was consummated. As of September 30, 2000, the Company had outstanding borrowings under the Secured Term Note of $4.0 million. The Company repaid the entire balance due under the Secured Term Note in October 2000.

         In September 2000, the Company also entered into a Loan and Security Agreement and Revolving Credit Note with the same lender, providing for a revolving credit facility in the maximum principal amount of $15.0 million. Subject to final approval by the lender, the revolving credit facility would become effective upon repayment of any outstanding balance on the Secured Term Note. In October 2000, the Loan and Security Agreement and Revolving Credit Note were amended to include Erisco as an additional borrower, at which time the revolving credit facility became effective. The revolving credit facility is secured by all receivables of the Company and has a term of two years.

         Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit facility is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants that the Company must adhere to during the term of the agreement, including a net worth of at least $25 million and the generation of a minimum monthly net earnings, as defined in the Loan and Security Agreement, beginning in July 2001.

         In December 1999, the Company entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit has a limit of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at September 30, 2000 totaled approximately $1.9 million, and are secured by the assets under lease.

                            THE TRIZETTO GROUP, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The Company also has outstanding letters of credit approximating $1.5 million. These letters of credit are held as security on the Company's leased equipment.

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

         This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

8. SUBSEQUENT EVENT

         On November 2, 2000, the Company entered into an Agreement and Plan of Merger by and among the Company, Cidadaw Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, Resource Information Management Systems, Inc., an Illinois corporation ("RIMS"), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth, pursuant to which Cidadaw will merge with and into RIMS resulting in RIMS becoming a wholly owned subsidiary of the Company. In connection with the merger, the Company will issue an aggregate of approximately 2,588,427 shares of its common stock, $.001 par value per share, which will represent approximately 7.1% of the outstanding shares of the Company's common stock after the completion of the merger, and will pay an aggregate of $3,000,000 in cash, to the shareholders of RIMS. In addition, the Company will assume approximately 300,000 options and will issue approximately 94,354 shares of restricted stock to certain RIMS' employees. Consummation of the merger is subject to the approval by various third parties and federal agencies and satisfaction of certain other closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "forecasts", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in our Form 10-K under the caption "risk factors." These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

OVERVIEW

         We are a leading provider of Internet-enabled application services, e-business platforms and software engines for the healthcare industry. We offer our products and services through the following three strategic business units:
ASP Solutions, HealthWeb and HealtheWare. As a multi-vendor application services provider ("ASP"), we offer pre-integrated, remotely hosted third party and proprietary applications and related services to our customers for a predictable fee through our ASP Solutions unit. We operate and maintain these applications in our Customer Connectivity Centers on most of the widely used computing, networking and operating platforms. Our ASP Solutions unit also offers business operations and applications integration consulting services, including information technology assessment and software design, development and implementation. HealthWeb, our e-business platform, facilitates information exchange and e-commerce among all healthcare participants: providers, health plans, employers and health plan members. We provide a leading client/server system for payer managed care administration through HealtheWare, our software engines unit.

         Our revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. For the third quarter of 2000, the relative percentages of recurring revenue and non-recurring revenue were 73% and 27%, respectively. For the nine months ended September 30, 2000, the relative percentages of recurring revenue and non-recurring revenue were 70% and 30%, respectively. Once the operations of Erisco are fully integrated, we expect the relative percentage of recurring revenue to decrease to approximately 60%. Thereafter, as we sign additional multi-year application services contracts, we expect the relative percentage of recurring revenue to continue to increase.

         Recurring revenue is subscription based and billed on a monthly basis over a contract term of typically from three to seven years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring revenue is recognized ratably over the term of the contract, and cash received in excess of revenue recognized is recorded as deferred revenue. Non-recurring revenue is billed on either a time and materials or a fixed fee basis, and is recognized as the non-recurring services are performed.

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

         Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services. We anticipate that sales, general and administrative costs will continue to increase in absolute dollars as we add sales, marketing and administrative personnel, increase our marketing and promotional activities and incur costs related to being a public company, such as directors' and officers' insurance premiums and professional fees.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         REVENUES. Total revenues in the third quarter of 2000 increased $10.4 million, or 115.0%, to $19.4 million from $9.0 million for the same period in 1999. The majority of this increase was due to the overall growth in both recurring revenue and non-recurring revenue throughout the three-month period ended September 30, 2000. Additionally, the acquisition of Novalis Corporation in November 1999, Finserv Health Care Systems, Inc. in December 1999, and Healthcare Media Enterprises, Inc. ("HME") in January 2000, generated approximately $5.9 million in revenue in the third quarter of 2000.

         Recurring revenue in the third quarter of 2000 increased $8.6 million, or 152.4%, to $14.2 million from $5.6 million for the same period in 1999. Of this increase, $5.1 million was generated from the acquisitions of Novalis and Finserv. The remaining $3.5 million increase was related to the overall increase in demand for our services due to expansion of our service offerings.

         Non-recurring revenue in the third quarter of 2000 increased $1.8 million, or 52.7%, to $5.2 million from $3.4 million for the same period in 1999. Of this increase, the acquisitions of Novalis, Finserv and HME resulted in non-recurring revenue of $795,000 in the third quarter 2000. The remaining increase of $1.0 million reflected an overall increase in demand for our consulting services throughout the three months ended September 30, 2000.

         COST OF REVENUES. Cost of revenues in the third quarter 2000 increased $8.5 million, or 107.1%, to $16.5 million from $8.0 million for the same period in 1999. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisitions of Novalis, Finserv and HME. As a percentage of total revenues, cost of revenues approximated 84.8% in the third quarter of 2000 and 88.0% in the third quarter of 1999.

         Cost of recurring revenue in the third quarter of 2000 increased $7.5 million, or 141.0%, to $12.8 million from $5.3 million for the same period in 1999. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the acquisitions of Novalis and Finserv. As a percentage of recurring revenue, cost of recurring revenue approximated 90.2% in the third quarter of 2000 and 94.5% in the third quarter of 1999.

         Cost of non-recurring revenue in the third quarter of 2000 increased $1.0 million, or 38.1%, to $3.6 million from $2.6 million for the same period in 1999. This increase was due to incremental costs required to support increasing demand for our consulting services in the three months ended September 30, 2000, including costs associated with the acquisitions of Novalis, Finserv and HME. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 69.8% in the third quarter of 2000 and 77.2% in the third quarter of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 2000 increased $686,000, or 92.6%, to $1.4 million from $741,000 for the same period in 1999. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 7.4% in the third quarter of 2000 and 8.2% in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 2000 increased $6.5 million, or 285.4%, to $8.8 million from $2.3 million for the same period in 1999. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, expansion of internal infrastructure, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 45.2% in the third quarter of 2000 and 25.2% in the third quarter of 1999.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation decreased $102,000 in the third quarter of 2000 to $310,000 from $412,000 for the same period in 1999. The decrease resulted from an adjustment for the forfeiture of options. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to our employees.

         INTEREST INCOME. Interest income in the third quarter of 2000 increased $271,000, or 615.9%, to $315,000 from $44,000 for the same period in 1999. The increase was due to the increase in cash available for investing due to proceeds received from our initial public offering in October 1999.

         INTEREST EXPENSE. Interest expense in the third quarter of 2000 increased $389,000, or 505.2%, to $466,000 from $77,000 for the same period in 1999. The increase was primarily due to borrowings under our line of credit and new term note and additional borrowings on new capital lease agreements.

         INCOME TAX BENEFIT. The income tax benefit for the three months ended September 30, 2000 was zero, a decrease of $209,000 from an income tax benefit of $209,000 for the same period in 1999. In 1999, we took a credit for a previously accrued income tax provision, and an income tax provision or benefit was not recorded in the third quarter of 2000 due to our pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Total revenues in the first nine months of 2000 increased $33.2 million, or 152.5%, to $54.9 million from $21.7 million for the same period in 1999. The majority of this increase was due to the overall growth in both recurring revenue and non-recurring revenue throughout the nine month period ended September 30, 2000. Additionally, the acquisitions of Novalis in November 1999, Finserv in December 1999, and HME in January 2000 generated approximately $17.8 million in incremental revenue for the first nine months of 2000.

         Recurring revenue in the first nine months of 2000 increased $26.8 million, or 225.8%, to $38.6 million from $11.8 million for the same period in 1999. Of this increase, $13.2 million was generated from the acquisitions of Novalis and Finserv. The remaining $13.5 million increase was related to the overall increase in demand for our services due to expansion of our service offerings.

         Non-recurring revenue in the first nine months of 2000 increased $6.4 million, or 64.8% to $16.3 million from $9.9 million for the same period in 1999. This increase was primarily due to the acquisition of Novalis, Finserv and HME, which resulted in incremental non-recurring revenue of $4.5 million for the nine months ended September 30, 2000. The remaining increase of $1.9 million reflected an overall increase in demand for our consulting services throughout the nine months ended September 30, 2000.

         COST OF REVENUES. Cost of revenues in the first nine months of 2000 increased $29.8 million, or 174.2%, to $46.9 million from $17.1 million in the first nine months of 1999. This increase was due to the costs incurred to support the overall expansion of our business, including our acquisitions of Novalis, Finserv and HME. As a percentage of total revenues, cost of revenues approximated 85.4% in the first nine months of 2000 and 78.6% in the first nine months of 1999.

         Cost of recurring revenue in the first nine months of 2000 increased $25.1 million, or 242.4%, to $35.5 million from $10.4 million in the first nine months of 1999. This increase represented the incremental expenses for personnel and facilities costs incurred to support the growing application services provider business, including the incremental costs associated with the acquisitions of Novalis and Finserv. As a percentage of recurring revenue, cost of recurring revenue approximated 92.0% in the first nine months of 2000 and 87.5% in the first nine months of 1999.

         Cost of non-recurring revenue in the first nine months of 2000 increased $4.7 million, or 69.1%, to $11.4 million from $6.7 million in the first nine months of 1999. This increase was due to incremental costs required to support increasing demand for our consulting services in the first nine months of 2000. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 69.7% for the first nine months of 2000 and 68.0% for the same period in 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 2000 increased $3.4 million, or 291.5%, to $4.6 million from $1.2 million for the same period in 1999. The increase was primarily due to a significant increase in the amount of resources engaged in the development of our applications and services. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenues. As a percentage of total revenues, research and development expenses approximated 8.4% for the first nine months of 2000 and 5.4% for the same period in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first nine months of 2000 increased $20.8 million, or 387%, to $26.2 million from $5.4 million for the same period in 1999. This increase was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenues, selling, general and administrative expenses approximated 47.7% for the first nine months of 2000 and 24.7% for the same period in 1999.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased $575,000 in the first nine months of 2000 to $1.2 million from $627,000 for the same period in 1999. This increase is primarily related to stock options which were granted throughout 1999 and were outstanding for the nine months ended September 30, 2000. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to our employees.

         WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of acquired in-process technology increased $52,000 in the first nine months of 2000 to $536,000 from $484,000 for the same period in 1999. The expense related to the write off of acquired in-process technology in the first nine months of 2000 was the result of our acquisition of HME, in which the excess of the purchase price over the fair market value of the assets assumed was $5.0 million. Of this amount, $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the nine months ended September 30, 2000. Our acquisition of Creative Business Solutions and HealthWeb Systems in February 1999 resulted in an excess of purchase price over the fair market value of the assets purchased and liabilities assumed of $2.5 million. Of this amount, $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in the nine months ended September 30, 1999.

         INTEREST INCOME. Interest income in the first nine months of 2000 increased $802,000 or 668.3%, to $922,000 from $120,000 in the first nine months of 1999. The increase was due to the increase in cash available for investing due to proceeds received from our initial public offering.

         INTEREST EXPENSE. Interest expense in the first nine months of 2000 increased $470,000, or 265.5%, to $647,000 from $177,000 for the same period in 1999. The increase was primarily due to borrowings under our line of credit and new term note and additional borrowings on new capital lease agreements.

         INCOME TAX BENEFIT. The income tax benefit in the first nine months of 2000 was zero, a decrease of $181,000 from the income tax benefit of $181,000 for the same period in 1999. In 1999, we took a credit for a previously accrued income tax provision, and an income tax provision was not recorded in the first nine months of 2000 due to our pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through a combination of cash from operations, private financings and an initial public offering of our common stock. As of September 30, 2000, we had approximately $6.8 million of cash, cash equivalents, short-term investments and long-term investments.

         Cash used in operating activities in the nine months ended September 30, 2000 was $15.5 million. Cash used during this period was primarily attributable to net losses of $24.2 million, which were partially offset by non-cash items of $8.7 million, consisting of depreciation and amortization, provision for doubtful accounts, disposal of property and equipment, amortization of deferred expense, amortization of deferred stock compensation, write off of in-process technology, as well as other changes in operating asset and liability accounts. These losses were the result of increased research and development expenses, selling, general and administrative expenses, and the expansion of our infrastructure to support growing demand of our recurring line of business.

         Cash used in investing activities in the nine months ended September 30, 2000 was $787,000. Cash used during this period was primarily the result of our purchase of $4.6 million in property and equipment and software licenses, the $1.5 million cash portion (net of cash acquired) of our acquisition of HME, the $1.3 million cash payment of acquisition costs related to Erisco, the increase of other assets of $933,000 and our purchase of $2.8 million of short-term and long-term investments. These expenditures, totaling $10.2 million, were partially offset by the cash generated from the sale of $9.4 million of short-term and long-term investments.

         Cash provided by financing activities in the nine months ended September 30, 2000 was $4.7 million. The cash provided during this period was primarily the result of proceeds from our line of credit of $6.8 million, proceeds from our equipment line of credit of $1.8 million, and the proceeds received from issuance of common stock related to employee exercise of stock options and employee purchase of common stock of $733,000, offset by principal payments on notes payable and capital lease obligations of $2.0 million, and payments on the line of credit of $2.7 million.

         In September 2000, we executed a Secured Term Note with a lending institution in the principal amount of $10.0 million. We subsequently paid the outstanding balance on our existing line of credit of $2.7 million from borrowings under the Secured Term Note. Any outstanding principal balance under the Secured Term Note was due and payable on the earlier to occur of: (i) November 30, 2000 and (ii) the date on which our acquisition of Erisco was consummated. As of September 30, 2000, we had outstanding borrowings under the Secured Term Note of $4.0 million. We repaid the entire balance due under the Secured Term Note in October 2000.

         In September 2000, we also entered into a Loan and Security Agreement and Revolving Credit Note with the same lender, providing for a revolving credit facility in the maximum principal amount of $15.0 million. Subject to final approval by the lender, the revolving credit facility would become effective upon repayment of any outstanding balance on the Secured Term Note. In October 2000, the Loan and Security Agreement and Revolving Credit Note were amended to include Erisco as an additional borrower, at which time the revolving credit facility became effective. The revolving credit facility is secured by all of our receivables and has a term of two years.

         Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit facility is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants that we must adhere to during the term of the agreement, including a net worth of at least $25 million and the generation of a minimum monthly net earnings, as defined in the Loan and Security Agreement, beginning in July 2001.

         In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit has a limit of $2.0 million and expires in December 2000. Borrowings under the lease line of credit at September 30, 2000 totaled approximately $1.9 million, and are secured by the assets under lease.

         We also have outstanding letters of credit approximating $1.5 million. These letters of credit are held as security on our leased equipment.

         Based upon our current operating plan, we believe existing cash balances (including the $32 million obtained in connection with our October 2000 acquisition of Erisco), cash generated from operations and future borrowings will be sufficient to meet our working capital and capital requirements for at least the next 12 months. Nevertheless, we may seek additional financing through available means, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

         This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities.

         The interest payable on our $3.0 million credit facility is variable, based on the LIBOR rate, and, therefore, is affected by changes in market interest rates. As of September 30, 2000, there was no outstanding balance on our $3.0 million credit facility. The $3.0 million credit facility expires in November 2000.

         The interest payable on our $10.0 million Secured Term Note is variable, based on the LIBOR rate plus 3%. As of September 30, 2000, we had outstanding borrowings under the Secured Term Note of $4.0 million. The interest payable on our $15.0 million revolving credit facility, which became effective in October 2000, is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. The revolving credit facility expires in September 2002. Changes in interest rates have no impact on our other debt as all of our other notes are at fixed interest rates between 8% and 10%.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES. On August 14, 2000, we issued 417 shares of our common stock to Burns McClellan, Inc. in connection with services rendered. On September 12, 2000, we issued warrants to purchase 300,000 shares of our common stock to Maxicare Health Plans, Inc. Such warrants are exercisable at any time at $13.50 per share and expire on September 12, 2005.

         We did not employ any underwriters, brokers or finders in connection with either of the transactions set forth above. The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in such transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access to information about us through our SEC filings and their relationships with us.

         USE OF PROCEEDS. On October 7, 1999, we effected a registration statement with the SEC on Form S-1, as amended, Registration No. 333-84533, whereby we registered shares of our common stock raising net proceeds of $36.0 million. As of September 30, 2000, we have used a total of approximately $29.7 million of the net proceeds from our initial public offering, of which approximately $9.0 million was used for working capital and other general corporate purposes, approximately $5.9 million was used to pay down debt, approximately $6.0 million was used for the purchase of property and equipment, approximately $1.2 million was used for acquisition costs related to Erisco, and approximately $7.6 million was used to acquire new businesses.

         LIMITATIONS ON PAYMENTS OF DIVIDENDS. Our current credit facilities prohibit us from paying cash dividends without our lender's prior consent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 27, 2000, we held a special meeting of stockholders to vote on certain matters relating to our proposed acquisition of all of the issued and outstanding capital stock of Erisco Managed Care Technologies, Inc. Of the 21,456,744 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 18,779,467 common shares, representing 87.52% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the special meeting of stockholders:

         Proposal One: Approval of the issuance of shares of our common stock to IMS Health Incorporated in connection with the merger of our wholly owned subsidiary, Elbejay Acquisition Corp., with and into Erisco, a wholly-owned subsidiary of IMS. The voting results were: For 16,445,442; Against 7,238; Abstain 1,975; Broker Non-Votes 2,324,812.

         Proposal Two: Approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our capital stock authorized for issuance from 45,000,000 to 100,000,000 consisting of 5,000,000 shares of undesignated preferred stock and 95,000,000 shares of common stock. The voting results were: For 18,404,534; Against 373,183; Abstain 1,750; Broker Non-Votes 0. Our Certificate of Amendment to Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on October 3, 2000 effecting such amendment.

ITEM 5. OTHER INFORMATION

         On October 2, 2000, we acquired all of the issued and outstanding capital stock of Erisco in accordance with the terms and conditions of the Agreement and Plan of Reorganization, dated as of May 16, 2000 (the "Merger Agreement"), by and among TriZetto, Elbejay, IMS, and Erisco. The acquisition was effected by a merger of Elbejay with and into Erisco, with Erisco surviving the merger as our wholly owned subsidiary. The Certificate of Merger was filed with the New York Secretary of State on October 3, 2000. Pursuant to the Merger Agreement, all of the issued and outstanding shares of Erisco capital stock were converted into an aggregate of 12,142,857 shares of fully paid and non-assessable shares of our common stock, $.001 par value per share.

         On September 25, 2000, our board of directors adopted a stockholder rights plan or "poison pill" as a condition to the consummation of our acquisition of Erisco. We executed a rights agreement on October 2, 2000 with U.S. Stock Transfer Corporation, our rights agent. The rights agreement provides for the distribution of rights to existing stockholders that will enable stockholders to buy newly issued shares of our stock at a substantial discount in the event that an acquiror acquires 15% or more of our common stock and the acquisition is not approved by our board of directors. The rights will also enable stockholders to buy shares of the acquiror at a substantial discount in the event either we are acquired in a merger or other business combination by the acquiror or 50% or more of our assets or earning power is sold or transferred to the acquiror and the occurrence of one of the above triggering events is not approved by our board of directors. Shares of our common stock issued to IMS in connection with the merger and held by IMS, its affiliates and transferees are excluded from triggering the rights under the rights agreement. The purpose of the rights agreement is to encourage potential acquirors to negotiate with our board of directors, to enable the board to seek competing bids and to give the board the ability to resist offers that are, in its judgment, inadequate or coercive.

         Adoption of the rights agreement may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

         On November 2, 2000, we entered into an Agreement and Plan of Merger by and among TriZetto, Cidadaw Acquisition Corp., a Delaware corporation and our wholly owned subsidiary, Resource Information Management Systems, Inc., an Illinois corporation ("RIMS"), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth, pursuant to which Cidadaw will merge with and into RIMS resulting in RIMS becoming our wholly owned subsidiary. In connection with the merger, we will issue an aggregate of approximately 2,588,427 shares of our common stock, $.001 par value per share, which will represent approximately 7.1% of the outstanding shares of our common stock after the completion of the merger, based on the number of shares outstanding as of October 31, 2000, and will pay an aggregate of $3,000,000 in cash, to the shareholders of RIMS. In addition, we will assume approximately 300,000 options and will issue approximately 94,354 shares of restricted stock to certain RIMS' employees. Consummation of the merger is subject to the approval by various third parties and federal agencies and satisfaction of certain other closing conditions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

  3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000.

  3.2 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000.

  4.1 Rights Agreement, dated October 2, 2000, between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501).

 10.1* Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc.

 10.2* Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.

 10.3 Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc.

 10.4 Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.

 10.5 Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc.

 27.1     Financial Data Schedule

------------
* Certain exhibits to, and schedules delivered in connection with, these documents have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TriZetto agrees to supplementally furnish to the SEC a copy of any such exhibit or schedule upon request.

(b) REPORTS ON FORM 8-K.

         We did not file any current reports on Form 8-K during the three months ended September 30, 2000.

         There were no other items to be reported under Part II of this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE TRIZETTO GROUP,  INC.


Date: November 14, 2000                    By: /s/ Michael J. Sunderland
                                               ---------------------------------
                                                   Michael J. Sunderland
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1     Certificate of Amendment of Amended and Restated Certificate of
          Incorporation of TriZetto, dated October 3, 2000.

  3.2     Certificate of Designation of Rights, Preferences and Privileges of
          Series A Junior Participating Preferred Stock of TriZetto, dated
          October 17, 2000.

  4.1     Rights Agreement, dated October 2, 2000, between TriZetto and U.S.
          Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as filed with the SEC on October 19, 2000,
          File No. 000-27501).

 10.1* Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc.

 10.2*    Loan and Security Agreement, dated September 11, 2000, by and among
          TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare
          Finance, Inc.

 10.3 Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc.

 10.4     Amendment No. 1 to Loan and Security Agreement, dated October 17,
          2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.

 10.5 Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller
          Healthcare Finance, Inc.

 27.1     Financial Data Schedule

------------
* Certain exhibits to, and schedules delivered in connection with, these documents have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TriZetto agrees to supplementally furnish to the SEC a copy of any such exhibit or schedule upon request.