Form 10-K
period 2000-12-31
TRIZETTO GROUP INC
filed 2001-04-02
CIK 1092458

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE, AND SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, $0.001 PAR VALUE

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

                                Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, 36,771,893 shares of common stock were outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing price as reported by the Nasdaq National Market) was approximately $267 million.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                                                                       PAGE
                                                                       ----
                                  PART I

Item 1   Business....................................................    1
Item 2   Properties..................................................   17
Item 3   Legal Proceedings...........................................   18
Item 4   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   19
Item 6   Selected Financial Data.....................................   21
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   22
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   29
Item 8   Financial Statements and Supplementary Data.................   29
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   30

                                 PART III

Item 10  Directors and Executive Officers of the Registrant..........   31
Item 11  Executive Compensation......................................   36
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   40
Item 13  Certain Relationships and Related Transactions..............   41

                                  PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   43
SIGNATURES...........................................................   47

                                     PART I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "FORECASTS", "EXPECTS", "PLANS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE' OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED BELOW UNDER THE CAPTION "RISK FACTORS." THESE FACTORS MAY CAUSE OUR ACTUAL EVENTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT.

ITEM 1 -- BUSINESS

COMPANY OVERVIEW

     We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, client/server software systems, an Internet platform, and consulting and business outsourcing services. Our customers include managed care organizations, preferred provider organizations, third party administrators, provider groups and physician practice management companies. As of December 31, 2000, we served approximately 600 customers representing more than 90 million health plan members, approximately 40% of the insured population in the United States.

     We offer three sets of complementary products and services: ASP solutions, HealtheWare(TM) and HealthWeb(R). ASP solutions offer pre-integrated, remotely hosted third-party and proprietary applications and related services to healthcare payer organizations, benefits administrators and providers on a monthly subscription fee basis. As part of our ASP solutions, we also offer outsourcing of business processes and consulting services, including information technology assessment and software development and implementation. HealtheWare offers premium software applications to the payer and benefits administration markets on either a hosted or a licensed basis. HealthWeb is our Internet platform, which facilitates information exchange and commerce over the Internet between health plans and providers, employers and health plan members. Our three sets of products and services allow us to offer comprehensive, integrated solutions to our customers while providing the opportunity to cross-sell our services and diversify our sources of revenue.

OUR SOLUTIONS

     Our comprehensive suite of information technology solutions and services provides our customers with the following key benefits:

     - RAPID DEPLOYMENT AND FLEXIBILITY. Our ASP solutions offer hosted software applications that are typically already installed in our customer connectivity centers, allowing rapid deployment to our customers. In addition, ASP customers pay only for the services they need and can change these services as required. In contrast, most traditional in-house software implementations are more time-consuming and the cost structure is less flexible.

     - LOWER AND MORE PREDICTABLE COSTS. Our ASP customers pay a predictable monthly subscription fee to gain access to software applications we host over a secure network. We estimate that our ASP customers can save approximately 30% or more over the term of their contract with us, compared with the cost of implementing and maintaining applications in-house.

     - ACCESS TO THE BEST HEALTHCARE APPLICATIONS. Through our relationships with third-party software providers and through our proprietary Erisco and RIMS software, our ASP customers have access to the most sophisticated healthcare applications. Our Erisco and

        RIMS applications offer essential administrative software for healthcare payers and benefits administrators. These brands are widely recognized in their respective markets for providing advanced, highly functional and scalable solutions that create operational efficiencies and reduce costs. Erisco and RIMS can be licensed for a client/server system or they can be purchased on an ASP basis.

     - PRESERVATION OF INVESTMENT IN EXISTING SYSTEMS. Our ASP solutions and HealthWeb Internet platform allow our customers to continue using their existing systems rather than replacing them. This benefit is particularly attractive to healthcare entities that have already committed significant capital to legacy systems and lack resources to invest in new systems.

     - INFORMATION EXCHANGE OVER THE INTERNET. HealthWeb allows health plans to communicate and conduct business with providers, members, employers and brokers over the Internet. It provides an effective way for health plans to reduce administrative costs, thus increasing resources for medical services or other uses. HealthWeb can be implemented rapidly and is designed to work with virtually any existing software being used by a health plan. In addition, HealthWeb has been integrated with our Erisco Facets(R) application and is currently being integrated with our RIMS applications.

     - OUTSTANDING SERVICE AND SUPPORT. We believe that excellent customer support is essential to the success of our business. For all of our applications, we operate customer service centers 24 hours a day, seven days a week and employ account managers assigned to each customer. We employ functional and technical support personnel who work directly with our account management team and customers to resolve technical, operational and application problems or questions.

OUR STRATEGY

     Our goal is to be the leading single-source provider of information technology solutions and services for the healthcare industry. Key elements of our strategy include:

     - OFFER A COMPELLING VALUE PROPOSITION. We plan to expand our customer base by offering a quantified, compelling value proposition that includes such advantages as: reduced or more predictable information technology costs, more cost efficient administrative processes, scalability and a more rapid return on investment.

     - CAPITALIZE ON CROSS-SELLING OPPORTUNITIES TO EXISTING CUSTOMERS. We will continue to aggressively market our ASP solutions to HealtheWare and HealthWeb customers, and to market our HealthWeb product to HealtheWare customers. Our strategy is to encourage customers to adopt our complementary and complete solutions in order to realize the full benefit of their information technology investments.

     - MARKET OUR ASP SOLUTIONS THROUGH PRODUCT "BUNDLES". We plan to increase customer demand for our ASP solutions by selling pre-integrated product bundles specific to the payer, benefits administrator and provider markets. We believe customers will find product bundles appealing because they consist of best-of-class software applications, are faster to implement and come with performance warranties.

     - BUILD UPON OUR MARKET-LEADING INTERNET PLATFORM. Our HealthWeb Internet platform has already captured the largest market share among health plans. By integrating HealthWeb with our HealtheWare applications, we believe we can build HealthWeb's market share substantially.

     - MAINTAIN OUR TECHNOLOGY LEADERSHIP POSITION. We intend to maintain our technology leadership position held by our ASP solutions, HealtheWare software applications, and HealthWeb Internet platform. We will continue to invest in research and development to bring new services to market and to develop new application features.

     - LEVERAGE OUR STRATEGIC RELATIONSHIPS. We intend to leverage our current strategic relationships and enter into new relationships to expand our customer base and service offerings. We have established co-marketing and sales arrangements with other systems integrators and with our third-party software vendors. As our customer base grows, we intend to expand and strengthen these relationships.

     - PURSUE ACQUISITIONS. We continually evaluate acquisitions of companies that expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made five acquisitions. We intend to pursue additional acquisitions in the future.

OUR PRODUCTS AND SERVICES

  ASP SOLUTIONS

     Our ASP solutions integrate, host, monitor and manage leading software applications from multiple vendors. We deliver software on a cost-predictable subscription basis, through multi-year contracts that include guaranteed service levels.

     Our ASP solutions free customers from capital investment in information technology, the operating costs associated with owning software and hardware, and the cost of managing their information infrastructure. Other advantages of using our ASP solutions include rapid deployment, reliability, scalability, lower implementation risk and preservation of legacy systems.

     Through our customer connectivity centers in Englewood, Colorado and Naperville, Illinois, we host and maintain software for our customers on most of the widely used computing, networking and operating platforms. We provide access to our hosted applications across high-speed electronic communications channels, such as frame relay, virtual private networks or the Internet. Each center operates with state-of-the-art environmental protection systems to maintain high availability to host systems and wide area network access. Connection to our host application servers and services is provided using the industry-standard TCP/IP protocol. We believe this provides the most efficient and cost-effective transport for information systems services, as well as simplified support and management. Our network connectivity infrastructure eliminates our customers' need to manage and support their own computer systems, network and software.

     Our ASP solutions provide complete, professionally managed information technology systems that include desktop and network connections, primary software applications that are essential to running the business, ancillary software, and information access and reporting capabilities to aid in data analysis and decision-making. Customers can choose the combination of our products and services to best meet their business requirements.

     VENDOR PARTNER RELATIONSHIPS. We have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare software vendors. For example, we offer managed care information systems from Quality Care Solutions, Inc. and McKessonHBOC, Inc.; financial management solutions from Great Plains; practice management systems from Medic Computer Systems, Raintree Systems, Inc. and Millbrook Corporation; electronic medical records solutions from The PenChart Corporation and Epic Systems Corporation. These relationships range from perpetual, reusable software licenses and contracts to preferred installer agreements to informal co-marketing arrangements. We enter into relationships with software vendors in order to offer our customers the widest possible variety of solutions tailored to their unique information technology needs. Our relationships with our vendor partners are designed to provide both parties with numerous mutual benefits.

    ------------------------------------------     -----------------------------------------
    VENDOR BENEFITS                                TRIZETTO BENEFITS

     -   web-enablement of their products;         -   access to market leading products and
                                                       technology solutions;
     -   professional installation and
         operation of their products;              -   ability to focus on service delivery
                                                       rather than software development;
     -   ease of integration with other third-
         party products and services;              -   co-marketing with industry leading
                                                       brands;
     -   easier software version control;
                                                   -   enhanced distribution channels; and
     -   easier add-on product capability;
                                                   -   competitive pricing.
     -   lower implementation risk;
     -   enhanced distribution channels;
     -   shorter sales cycle;
     -   lower maintenance and support costs;
         and
     -   potentially higher margins
    ------------------------------------------     -----------------------------------------

     In addition, we offer Erisco and RIMS solutions, our proprietary administrative software for payers and benefits administrators, on an ASP basis. We expect to expand our product and service offerings as we continue to develop relationships with additional software application vendors and information technology services partners. As of December 31, 2000, we had approximately 200 customers accessing our services on an ASP basis.

     TRANSFORMATION SERVICES. Our ASP solutions also include consulting services through our transformation services group. Our transformation services group has approximately 200 consultants. Our consultants:

     - Analyze customers' information technology capabilities and business strategies and processes and assist customers in achieving competitive advantage by managing information and data electronically.

     - Assist customers in installing and implementing software applications and technology products through systems analysis and planning, selection, design, construction, data conversion, testing, business process development, training and systems support.

     - Apply a proprietary methodology to assist customers in identifying deficiencies in complying with the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and develop and implement solutions that assist customers in complying with HIPAA.

     - Assist customers in designing and implementing an effective electronic commerce strategy, including Internet portals, web sites, intranets and extranets that allow business-to-business and business-to-consumer transactions.

     - Through the Virtual Information Officer program, provide senior-level management services for customers who either do not employ their own information technology management or wish to supplement it.

  HEALTHEWARE

     HealtheWare provides essential administrative software on a licensed basis to healthcare payers and benefits administrators. HealtheWare offers market-leading technology solutions from our subsidiaries, Erisco, Inc. and Resource Information Management Systems, Inc. (RIMS). The Erisco and RIMS brands are widely recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs.

     ERISCO. Erisco, founded in 1968, is a leading provider of information technology for healthcare payers. As of December 31, 2000, our Erisco solutions were used by over 125 payer organizations serving approximately 70 million lives, including managed care organizations, managed indemnity carriers, third-party administrators, and 27% of all Blue Cross Blue Shield organizations. Our Erisco products provide the core administrative systems required to operate a healthcare payer organization and are fully configured for use over the Internet.

     Erisco's Facets is a widely implemented, scalable client/server solution for healthcare payers. Facets supports the transaction demands of all sizes of managed care organizations. Facets allows healthcare payers to select from a variety of modules to meet specific business requirements -- including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service and electronic commerce.

     Erisco's Managed Care Enterprise strategy provides built-in interoperability with complementary software to address the enterprise-wide needs of a managed care organization. Erisco has extended its core Facets system through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, decision support, provider profiling and Health Plan Employer Data Information Set reporting. As of December 31, 2000, we had 45 customers serving over 30 million members using Facets.

     Facets is available to customers on a license or ASP basis. Facets is integrated with HealthWeb and is currently offered to health plans as a single solution. Facets-HealthWeb allows customers to communicate and engage in commerce with providers, employer groups and members on a real-time basis over the Internet.

     Introduced in 1980, Erisco's Facts is designed for the indemnity insurance market, specifically managed indemnity, group insurance and third-party administrators. Facts software is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing and claims processing. As of December 31, 2000, approximately 80 customers serving over 40 million members were using
Facts -- more than any other competing packaged software in the U.S. healthcare industry.

     RIMS. We believe that RIMS, founded in 1982, is the nation's largest provider of automated claims processing technology for benefits administrators. As of December 31, 2000, our RIMS solutions served over 300 customers with 20 million members, and its software was used to process nearly 180 million claims annually, or over 7% of the non-pharmacy claims processed in the United States. RIMS applications automate and simplify the claims adjudication, re-pricing and payment process, and are available to customers on a licensed or ASP basis.

     RIMS' QicLink software engine is the leading product for benefits administrators. QicLink reduces claims processing costs while increasing staff productivity. QicLink can be licensed at the customer site or offered on an ASP basis. RIMS' NetworX was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. NetworX complements ClaimsExchange, which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange information online. ClaimsExchange allows access to electronic transaction routing between providers and payers 24 hours a day, seven days a week, such as exchange of re-priced claims, claims tracking and reporting capabilities. RIMS solutions are currently being integrated with our HealthWeb Internet platform.

  HEALTHWEB

     HealthWeb is our Internet platform designed specifically for healthcare administrators and professionals. Through a standard Internet browser, HealthWeb allows health plans to exchange information and conduct business with providers, members, employers and brokers on a secure basis over the Internet. HealthWeb is installed on the health plan's web servers or hosted on an ASP basis and then configured according to customer preferences. As of December 31, 2000, HealthWeb had 14 health plan customers representing 12 million members.

     HealthWeb provides an effective way for health plans to reduce administrative costs and increase resources for medical services or other uses. HealthWeb creates an on-line "self-service" vehicle, reducing delays and phone calls and increasing customer satisfaction with prompt access to key information. HealthWeb's business-to-business transaction capabilities improve workflow and reduce costs throughout the healthcare system.

     HealthWeb's electronic desktop is easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. HealthWeb is designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication and many other transactions benefiting physician offices. It also supports enrollment, demographic changes, primary care physician selection, identification card requests and other transactions for employers, brokers and health plan members.

     HealthWeb works across multiple platforms to ensure comprehensive access to data for all users and provides an advanced method of security to protect information. HealthWeb is designed to work with legacy healthcare applications that do not have graphical user interfaces as well as with newer client/server applications. We believe that the abandonment of legacy systems will generally not serve the best interests of our customers, especially in light of significant capital outlays customers have recently made in addressing year 2000 system requirements. HealthWeb's proprietary technology used to access and connect to these legacy systems allows us to maximize value to our customers while minimizing risks of business interruption.

     HealthWeb's electronic healthcare business platform is built using industry standard technology. The system is multi-tiered and contains a collection of healthcare modules that handle core electronic transaction processing. HealthWeb operates based upon a set of powerful utilities that allow configuration by us or the customer. These utilities control security, data access, presentation, data capture, business logic, workflow and disposition of transactions. HealthWeb uses XML technology to interact with other applications and also works with industry standard middleware.

     We anticipate that the number of offerings available through HealthWeb will grow, as we continue to develop proprietary products and relationships with additional Internet service and content partners. HealthWeb is integrated with Facets and is currently being integrated to function with RIMS software.

SALES AND MARKETING

     Our sales and marketing approach is to promote TriZetto as the single source for a broad range of healthcare information technology products and services. As of December 31, 2000, we had approximately 70 sales and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives with established track records, sells our entire range of offerings, including ASP, software licenses, Internet technology and business and consulting services to current and prospective customers. The sales force is specifically focused on three target markets -- payers, providers and benefits administrators. A structured sales methodology is employed throughout all stages of the sales cycle, including lead generation, qualification and close. We also dedicate resources to work at the executive level to understand the customer's business strategy and requirements.

     Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our ASP, software licenses, Internet technology and business and consulting services. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars and events. The marketing organization also develops and supports our corporate positioning and brands. Our comprehensive corporate communications program includes advertising, media relations and industry analyst relations.

     Our transformation services group works closely with the sales organization to provide a consultative, executive selling approach that complements our sales program. This team of healthcare information technology professionals is trained in a proprietary assessment methodology that allows a quick and comprehensive analysis of a customer's information technology capabilities and requirements. In conjunction with their consulting responsibilities, our transformation services group identifies opportunities to introduce customers to the broad range of applications and technology solutions available to them, including those that we offer.

CUSTOMER SERVICE

     We believe that a high level of support is necessary to maintain long-term relationships with our customers. An account manager is assigned to each of our customers and is responsible for proactively monitoring customer satisfaction, exposing customers to additional training and process-improvement opportunities and coordinating issue resolution. We employ functional and technical support personnel who work directly with our account management team and customers to resolve technical, operational and application problems or questions. Our service desk provides a wide range of customer support functions. Our customers may contact the service desk through a toll-free number 24 hours a day, seven days a week.

     Because we support multiple applications and technology solutions, our functional and technical support staff are grouped and trained by specific application and by application type. These focused staff groups have concentrated expertise that we can deploy as needed to address customer needs. We cross-train employees to support multiple applications and technology solutions to create economies-of-scale in our support staff.

     We further leverage the capabilities of our support staff through the use of sophisticated computer software that tracks solutions to common computer and software-related problems. This allows our support staff to learn from the experience of other people within the organization and it reduces the time it takes to solve problems. As of December 31, 2000, we had approximately 435 employees and independent contractors providing technical support functions for our customers.

     In addition, we provide business services support for our customers in the areas of claims processing, billing and enrollment, membership services, provider contracting and provider credential verification services. As of December 31, 2000, we had approximately 345 employees and independent contractors providing such support services.

COMPETITION

     The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methodologies, we integrate and deliver packaged software applications, Internet connections, electronic communication infrastructure and information technology consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

     - information technology outsourcing companies, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

     - healthcare information software vendors, such as Cerner Corporation, IDX Systems Corporation and McKessonHBOC, Inc.;

     - healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms;

     - application services providers, such as Exodus Communications, Inc. and USinternetworking, Inc.; and

     -  healthcare e-commerce and portal companies, such as WebMD Corporation.

     Each of these types of companies can be expected to compete with us within various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our products and services, may enter our markets. In addition, some of our third-party software vendors compete with us from time to time by offering their software on a licensed or ASP basis.

     We believe companies in our industry primarily compete based on performance, price, software functionality, customer awareness, ease of implementation and level of service. Although our competitive position is difficult to characterize due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors. While our competition comes from many industry segments, we believe no single segment offers the integrated, single-source solution that we provide to our customers.

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

INTELLECTUAL PROPERTY

     Our intellectual property is important to our business. We rely on certain developed software assets and internal methodologies for performing customer services. Our transformation services group develops and utilizes information technology life-cycle methodology and related paper-based and software-based toolsets to perform customer assessments, planning, design, development, implementation and support services. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

     Our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. In addition, the laws of some foreign countries do not protect proprietary rights as well as the laws of the United States. In the future, litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly.

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

     We also rely on a variety of technologies that are licensed from third parties to perform key functions. These third-party licenses are an essential element of our business as an application services provider. These third-party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements and other features until equivalent technology can be licensed or developed. Any such delay could materially adversely affect our ability to attract and retain customers.

EMPLOYEES

     As of December 31, 2000, we had approximately 1,600 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

                                  RISK FACTORS

OUR BUSINESS IS CHANGING RAPIDLY, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY AND OUR STOCK PRICE TO FLUCTUATE.

     Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods. Our quarterly operating results can vary significantly based on a number of factors, such as our mix of non-recurring and recurring revenue, our ability to add new customers, renew existing accounts, sell additional products and services to existing customers, meet project milestones and customer expectations, and the timing of new customer sales. The variation in our quarterly operating results could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

     We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short-term. If we record lower revenue, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could decline.

     We have experienced long sales and implementation cycles for our HealtheWare solutions. HealtheWare solutions typically require significant capital expenditures by customers. Major decisions for large payer organizations typically range from six to 12 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 12 to 24 months or longer from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenue to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenue during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT PREDICT WHEN, OR IF, WE WILL ACHIEVE PROFITABILITY.

     We have lost money in seven of our past eight quarters (through December 31, 2000). Although our revenue has grown in recent periods, we cannot assure you that our revenue will be maintained at the current level or increase in the future. In addition, we have a limited operating history and it is difficult to evaluate our business. Our stockholders must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets. We cannot assure you that we will achieve or sustain profitability on either a quarterly or annual basis.

     We currently derive our revenue primarily from providing application services, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. As a result, we expect that we will lose money through at least the fiscal year ending December 31, 2001, and we may never achieve or sustain profitability.

WE DEPEND ON OUR SOFTWARE APPLICATION VENDOR RELATIONSHIPS, AND IF OUR SOFTWARE APPLICATION VENDORS TERMINATE OR MODIFY EXISTING CONTRACTS OR EXPERIENCE BUSINESS DIFFICULTIES, OR IF WE ARE UNABLE TO ESTABLISH NEW RELATIONSHIPS WITH ADDITIONAL SOFTWARE APPLICATION VENDORS, IT COULD HARM OUR BUSINESS.

     We depend, and will continue to depend, on our licensing and business relationships with third-party software application vendors. Our success depends significantly on our ability to maintain our existing relationships with our vendors and to build new relationships with other vendors in order to enhance our services and application offerings and remain competitive. Although most of our licensing agreements are perpetual or automatically renewable, they are subject to termination in the event that we materially breach such agreements. We cannot assure you that we will be able to maintain relationships with our vendors or establish relationships with new vendors. We cannot assure you that the software, products or services of our third-party vendors will achieve or maintain market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenue for us.

     Our arrangements with third-party software application vendors are not exclusive. We cannot assure you that these third-party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially adversely affect our business, financial condition and operating results.

     Our licenses for the use of third-party software applications are essential to the technology solutions we provide for our customers. Loss of any one of our major vendor agreements may have a material adverse effect on our business, financial condition and operating results.

REVENUE FROM A LIMITED NUMBER OF CUSTOMERS COMPRISE A SIGNIFICANT PORTION OF OUR TOTAL REVENUE, AND IF THESE CUSTOMERS TERMINATE OR MODIFY EXISTING CONTRACTS OR EXPERIENCE BUSINESS DIFFICULTIES, IT COULD ADVERSELY AFFECT OUR EARNINGS.

     As of December 31, 2000, we were providing services to approximately 600 customers. Three of our customers, QualChoice of Arkansas, Inc., Preferred Health Network of Maryland, Inc. and Maxicare Health Plans, Inc. represented an aggregate of approximately 36% of our total revenue for the twelve months ended December 31, 2000.

     Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some ASP customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of physicians or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

     Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated contract cancellations or reductions. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers could have a material adverse effect on our business, financial condition and operating results.

WE ARE GROWING RAPIDLY, AND OUR INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

     We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial, information systems and other resources. As of December 31, 2000, we had grown to approximately 1,600 employees and independent contractors, from approximately 75 employees and independent contractors in December 1997. We expect to hire a significant number of new employees to support our business. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and operating results.

OUR ACQUISITION STRATEGY MAY DISRUPT OUR BUSINESS AND REQUIRE ADDITIONAL FINANCING.

     Since inception, we have made several acquisitions and expect to continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses. We expect this competition to increase, making it more difficult in the future to acquire suitable companies on favorable terms.

     We may be unable to successfully integrate companies that we have acquired or may acquire in the future in a timely manner. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with our key customers and employees.

     To finance future acquisitions, we may issue equity securities that could be dilutive to our stockholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets as a result of acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and have a material adverse effect on our business, financial condition and operating results.

OUR NEED FOR ADDITIONAL FINANCING IS UNCERTAIN AS IS OUR ABILITY TO RAISE FURTHER FINANCING IF REQUIRED.

     If we continue to incur losses, we may need additional financing to fund operations or growth. We cannot assure you that we will be able to raise additional funds through public or private financings, at any particular point in the future or on favorable terms. Future financings could adversely affect your ownership interest in comparison with those of other stockholders.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE PRODUCTS CONTAIN ERRORS.

     The proprietary and third-party software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products. Significant technical challenges also arise with our products because our customers purchase and deploy those products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our costs would increase. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers' expectations. As a result of the foregoing, we could experience:

     - loss of or delay in revenue and loss of market share;

     - loss of customers;

     - damage to our reputation;

     - failure to achieve market acceptance;

     - diversion of development resources;

     - increased service and warranty costs;

     - legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

     - increased insurance costs.

     Our software products contain components developed and maintained by third-party software vendors, and we expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functions provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm the sale of our products unless and until we can secure or develop an alternative source. Although we believe there are adequate alternate sources for the technology currently licensed to us, such alternate sources may not be available to us in a timely manner, may not provide us with the same functions as currently provided to us or may be more expensive than products we currently use.

WE COULD LOSE CUSTOMERS AND REVENUE IF WE FAIL TO MEET THE PERFORMANCE STANDARDS IN OUR CONTRACTS.

     Many of our service agreements contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us or require that we refund part or all of the fees charged under those agreements. The termination of any of our material services agreements and/or any associated refunds could have a material adverse effect on our business, financial condition and operating results.

IF OUR ABILITY TO EXPAND OUR NETWORK INFRASTRUCTURE IS CONSTRAINED IN ANY WAY, WE COULD LOSE CUSTOMERS AND DAMAGE OUR OPERATING RESULTS.

     We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our application services or HealthWeb or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

PERFORMANCE OR SECURITY PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS.

     Our customers' satisfaction and our business could be harmed if we or our customers experience any system delays, failures or loss of data.

     Although we devote substantial resources to meeting these demands, errors may occur. Errors in the processing of customer data may result in loss of data, inaccurate information and delays. Such errors could cause us to lose customers and be liable for damages. We currently process substantially all of our customers' transactions and data at our customer connectivity centers in Englewood, Colorado and Naperville, Illinois. Although we have safeguards for emergencies and we have contracted backup processing for our customers' critical functions, the occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of telecommunication providers which have had periodic operational problems or experienced outages.

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

     Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $25 million for general liability and $10 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and operating results. Even unsuccessful claims could result in litigation or arbitration costs and may divert management's attention from our existing business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND MOTIVATE MANAGEMENT AND OTHER KEY PERSONNEL.

     Our success will depend in large part on the continued services of management and key personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition and operating results. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations, and our needs for additional management and key personnel will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain and motivate these individuals.

WE RELY ON AN ADEQUATE SUPPLY AND PERFORMANCE OF COMPUTER HARDWARE AND RELATED EQUIPMENT FROM THIRD PARTIES TO PROVIDE SERVICES TO LARGER CUSTOMERS AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OR PERFORMANCE OF THIRD-PARTY HARDWARE AND RELATED EQUIPMENT COULD ADVERSELY AFFECT OUR ABILITY TO DELIVER OUR PRODUCTS TO CERTAIN CUSTOMERS ON A TIMELY BASIS.

     As we offer our application services and software to a greater number of customers and particularly to larger customers, we may require specialized computer equipment which may be difficult to obtain on short notice. Any delay in obtaining such equipment may prevent us from delivering large systems to our customers on a timely basis. We also rely on such equipment to meet required performance standards. If such performance standards are not met, we may be adversely impacted under our service agreements with our customers.

ANY FAILURE OR INABILITY TO PROTECT OUR TECHNOLOGY AND CONFIDENTIAL INFORMATION COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success depends in part upon proprietary software and other confidential information. The software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. We do not own any patents. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services.

     We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future, and we could be required to enter into a license agreement or royalty arrangement with the party asserting the claim. We may also be required to indemnify customers for claims made against them.

IF OUR CONSULTING SERVICES REVENUE DOES NOT GROW SUBSTANTIALLY, OUR REVENUE GROWTH COULD BE ADVERSELY IMPACTED.

     Our consulting services revenue represents a significant component of our total revenue and we anticipate that consulting services revenue will continue to represent a significant percentage of total revenue in the future. To a large extent, the level of consulting services revenue depends upon the healthcare industry's demand for outsourced information technology services and our ability to deliver products which generate implementation and follow-on consulting services revenue. Our ability to increase services revenue will depend in large part on our ability to increase the capacity of our transformation services group, including our ability to recruit, train and retain a sufficient number of qualified personnel.

IF WE FAIL TO MEET THE CHANGING DEMANDS OF TECHNOLOGY, WE MAY NOT CONTINUE TO BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER PROVIDERS OF SOFTWARE APPLICATIONS.

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

PART OF OUR BUSINESS WILL SUFFER IF HEALTH PLAN CUSTOMERS DO NOT ACCEPT INTERNET SOLUTIONS.

     The success of HealthWeb depends on the adoption of Internet solutions by health plan customers. Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

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

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

     -  governmental regulation.

     We expect Internet use to continue to grow in number of users and volume of traffic. The Internet infrastructure may be unable to support the demands placed on it by this continued growth.

     Growth in the demand for our application and Internet platform services depends on the adoption of Internet solutions by healthcare participants, which requires the acceptance of a new way of conducting business and exchanging information. To maximize the benefits of our solutions, our customers must be willing to allow their applications and data to be hosted in our customer connectivity centers.

THE INTENSIFYING COMPETITION WE FACE FROM BOTH ESTABLISHED ENTITIES AND NEW ENTRIES IN THE MARKET MAY ADVERSELY AFFECT OUR REVENUE AND PROFITABILITY.

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

     Our competitors can be categorized as follows:

     - information technology outsourcing companies, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

     - healthcare information software vendors, such as Cerner Corporation, IDX Systems Corporation and McKessonHBOC, Inc.;

     - healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms;

     - application services providers, such as Exodus Communications, Inc. and USinternetworking, Inc.; and

     -  healthcare e-commerce and portal companies, such as WebMD Corporation.

     Each of these types of companies can be expected to compete with us within the various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our technology and services, may enter these markets. In addition, some of our third-party software vendors may compete with us from time to time by offering their software on a licensed or ASP basis.

     We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

THE INSOLVENCY OF OUR CUSTOMERS OR THE INABILITY OF OUR CUSTOMERS TO PAY FOR OUR SERVICES WOULD DECREASE OUR REVENUE.

     Healthcare payer organizations are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, healthcare payer organizations are subject to risks that physician groups or associations within their organizations become subject to costly litigation or become insolvent, which may adversely affect the financial stability of the payer organizations. If healthcare payer organizations are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired and our financial condition could be adversely affected.

CONSOLIDATION OF HEALTHCARE PAYER ORGANIZATIONS COULD DECREASE THE NUMBER OF OUR EXISTING AND POTENTIAL CUSTOMERS.

     There has been and continues to be acquisition and consolidation activity in the healthcare payer organizations industry. Mergers or consolidations of payer organizations in the future could decrease the number of our existing and potential customers. A smaller market for our products and services could result in lower revenue.

CHANGES IN GOVERNMENT REGULATION OF THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

     During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry which could adversely impact our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

     Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records and other healthcare information. Legislators at both the state and federal levels have proposed additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Department of Health and Human Services ("DHHS") has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets, with compliance required by October 16, 2002. DHHS has also issued final HIPAA privacy regulations, with a scheduled compliance date of April 14, 2003 (subject to the outcome of a newly announced 30-day comment period), and proposed HIPAA security regulations. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

     Our payer and provider customers must comply with HIPAA, its regulations and other applicable healthcare laws and regulations. Accordingly, in order for our products and services to be marketable, they must contain features and functions that allow our customers to comply with these laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, because some HIPAA regulations have yet to be issued and because the proposed HIPAA regulations may be modified prior to becoming final, our products may require modification in the future. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations, our business will suffer.

     We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has imposed heightened scrutiny on billing and collection practices of healthcare providers and related entities, particularly with respect to potentially fraudulent billing practices, such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for us and our customers. Any of these results could have a material adverse effect on our business, financial condition and operating results.

     Federal and state consumer protection laws may apply to us when we bill patients directly for the cost of physician services provided. Failure to comply with any of these laws or regulations could result in a loss of licensure or other fines and penalties. Any of these results could have a material adverse effect on our business, financial condition and operating results.

     In addition, laws governing healthcare payers and providers are often not uniform among states. This could require us to undertake the expense and difficulty of tailoring our products in order for our customers to be in compliance with applicable state and local laws and regulations.

PART OF OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION RELATING TO THE INTERNET THAT COULD IMPAIR OUR OPERATIONS.

     The Internet and its associated technologies are subject to increasing government regulation. A number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Many existing laws and regulations, when enacted, did not anticipate the methods of the Internet-based ASP, software and information technology solutions we offer. We believe, however, that these laws may be applied to us. We expect our products and services to be in substantial compliance with all material federal, state and local laws and regulations governing our operations. However, new legal requirements or interpretations applicable to the Internet could decrease the growth in the use of the Internet, limit the use of the Internet for our products and services or prohibit the sale of a particular product or service, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial conditions. To the extent that we market our products and services outside the United States, the international regulatory environment relating to the Internet and healthcare services could also have an adverse effect on our business.

     A number of legislative proposals have been made that would impose additional taxes on the sale of goods and services over the Internet. Although in October 1998 Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce which could adversely affect our opportunity to derive financial benefit from such activities.

ITEM 2 -- PROPERTIES

FACILITIES

     As of December 31, 2000, we leased 21 facilities located within the United States and one facility in India. Our principal executive and corporate offices are located in Newport Beach, California. Our customer connectivity centers are located in Englewood, Colorado, and Naperville,

Illinois. Our leases have expiration dates ranging from 2001 to 2009. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

ITEM 3 -- LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We completed our initial public offering of common stock on October 14, 1999. Our common stock has been traded on the Nasdaq National Market under the symbol "TZIX" since October 8, 1999. Prior to that date, there was no public market for our common stock and, therefore, no quoted market prices for our common stock are available.

     The following table shows the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

                  QUARTER ENDED                     HIGH      LOW
                  -------------                     ----      ---
December 31, 2000................................  $23.94    $13.13
September 30, 2000...............................  $19.73    $ 8.75
June 30, 2000....................................  $35.75    $10.06
March 31, 2000...................................  $91.25    $27.00
December 31, 1999................................  $54.00    $ 6.50

     As of March 28, 2001, there were 205 holders of record based on the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

     We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by us is restricted by our current bank credit facilities, which contain restrictions prohibiting us from paying any cash dividends without the bank's prior approval.

RECENT SALES OF UNREGISTERED SECURITIES

     The following is a summary of transactions by us from January 1, 2000 through the date hereof involving sales of our securities that were not registered with the SEC:

     - On January 11, 2000, we issued 87,359 shares of our common stock to former shareholders of Healthcare Media Enterprises, Inc. ("HME") in exchange for all of the issued and outstanding shares of capital stock of HME.

     - On April 3, 2000, we issued 3,000 shares of our common stock to Allen Karp in connection with services rendered.

     - On May 10, 2000, we issued 293 shares of our common stock to Burns McClellan, Inc. in connection with services rendered.

     - On May 22, 2000, we issued 13,700 restricted shares of our common stock to eleven consultants in connection with services rendered.

     - On August 14, 2000, we issued 417 shares of our common stock to Burns McClellan, Inc. in connection with services rendered.

     - On September 12, 2000, we issued warrants to purchase 300,000 shares of our common stock to Maxicare Health Plans, Inc. Such warrants are exercisable at any time at $13.50 per share and expire on September 12, 2005.

     - On October 2, 2000, we issued 12,142,857 shares of our common stock to IMS Health Incorporated in exchange for all of the issued and outstanding shares of capital stock of Erisco Managed Care Technologies, Inc. (now known as Erisco, Inc.).

     - On October 2, 2000, we issued 231,404 restricted shares of our common stock to certain employees of Erisco for their continued service with Erisco.

     - On December 1, 2000, we issued 2,588,427 shares of our common stock to former shareholders of Resource Information Management Systems, Inc. ("RIMS") in exchange for all of the issued and outstanding shares of capital stock of RIMS.

     - On December 11, 2000, December 20, 2000, and January 4, 2001, we issued 44,047 shares, 91,954 shares, and 11,687 shares, respectively, of our common stock to former shareholders of HME in connection with our acquisition of HME on January 11, 2000.

     - On December 12, 2000 and December 22, 2000, we issued 47,180 restricted shares and 35,373 restricted shares, respectively, of our common stock to certain employees of RIMS for their continued service with RIMS.

     - On February 23, 2001, we issued 53,117 restricted shares of our common stock to three employees in connection with performance bonuses.

     No cash proceeds were received from any of the stock sales referred to above.

     We did not employ any underwriters, brokers or finders in connection with any of the transactions set forth above.

     The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

USE OF PROCEEDS

     On October 7, 1999, our registration statement for shares of common stock was declared effective by the SEC (File No. 333-84533). We completed our initial public offering on October 14, 1999, raising net proceeds of $36.0 million. As of February 28, 2001, we have used all of the net proceeds from our initial public offering, of which approximately $11.4 million was used for working capital and other general corporate purposes, approximately $7.6 million was used to acquire new businesses, approximately $5.9 million was used to pay down debt, approximately $4.6 million was used for acquisition costs related to Erisco, and approximately $6.5 million was used for the purchase of property and equipment.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following selected consolidated financial data, except as noted herein, has been taken or derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein.

                                                                                            THE TRIZETTO GROUP, INC.
                                                                                ------------------------------------------------
                                                  CROGHAN & ASSOCIATES, INC.       PERIOD FROM
                                                 ----------------------------     MAY 27, 1997
                                                                 NINE MONTHS        (DATE OF
                                                  YEAR ENDED        ENDED          INCEPTION)         YEAR ENDED DECEMBER 31,
                                                 DECEMBER 31,   SEPTEMBER 30,    TO DECEMBER 31,    ----------------------------
                                                     1996           1997              1997           1998      1999       2000
                                                 ------------   -------------   -----------------   -------   -------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Recurring revenue............................    $ 5,088         $ 3,881           $1,191         $ 5,300   $19,448   $ 61,811
  Non-recurring revenue........................         --              --            1,328           6,131    13,478     27,245
                                                   -------         -------           ------         -------   -------   --------
Total revenue..................................      5,088           3,881            2,519          11,431    32,926     89,056
                                                   -------         -------           ------         -------   -------   --------
Cost of revenue:
  Recurring revenue............................      4,068           3,609            1,250           3,978    17,350     54,929
  Non-recurring revenue........................         --              --              422           3,498    10,037     20,089
                                                   -------         -------           ------         -------   -------   --------
Total cost of revenue..........................      4,068           3,609            1,672           7,476    27,387     75,018
                                                   -------         -------           ------         -------   -------   --------
Gross profit...................................      1,020             272              847           3,955     5,539     14,038
                                                   -------         -------           ------         -------   -------   --------
Operating expenses:
  Research and development.....................         --              --               --           1,084     2,394      8,463
  Selling, general and administrative..........      2,142           2,415              672           2,887     9,366     34,144
  Amortization of goodwill and acquired
    intangibles................................         --              --               --              --       783     18,622
  Write-off of acquired in-process
    technology(1)..............................         --              --               --              --     1,407      1,426
                                                   -------         -------           ------         -------   -------   --------
    Total operating expenses...................      2,142           2,415              672           3,971    13,950     62,655
                                                   -------         -------           ------         -------   -------   --------
Income (loss) from operations..................     (1,122)         (2,143)             175             (16)   (8,411)   (48,617)
Interest income................................         21              15               15             210       527      1,394
Interest expense...............................     (1,341)            (84)             (13)            (52)     (256)      (883)
                                                   -------         -------           ------         -------   -------   --------
Income (loss) before provision for income taxes
  and extraordinary item.......................     (2,442)         (2,212)             177             142    (8,140)   (48,106)
Provision for (benefit of) income taxes........         --              --               74              82      (213)    (5,848)
                                                   -------         -------           ------         -------   -------   --------
Income (loss) before extraordinary item........     (2,442)         (2,212)             103              60    (7,927)   (42,258)
Extraordinary item:
  Gain on forgiveness of debt..................         --           1,000               --              --        --         --
                                                   -------         -------           ------         -------   -------   --------
  Net income (loss)............................    $(2,442)        $(1,212)          $  103         $    60   $(7,927)  $(42,258)
                                                   =======         =======           ======         =======   =======   ========
Net income (loss) per share:
  Basic........................................                                      $ 0.05         $  0.01   $ (0.85)  $  (1.80)
                                                                                     ======         =======   =======   ========
  Diluted......................................                                      $ 0.03         $  0.00   $ (0.85)  $  (1.80)
                                                                                     ======         =======   =======   ========
Shares used in computing net income (loss) per
  share:
  Basic........................................                                       2,065           4,937     9,376     23,444
                                                                                     ======         =======   =======   ========
  Diluted......................................                                       4,074          12,783     9,376     23,444
                                                                                     ======         =======   =======   ========

                                                                                            THE TRIZETTO GROUP, INC.
                                                              CROGHAN & ASSOC. INC.   ------------------------------------
                                                              ---------------------         YEAR ENDED DECEMBER 31,
                                                                   YEAR ENDED         ------------------------------------
                                                                      1996             1997     1998     1999       2000
                                                              ---------------------   ------   ------   -------   --------
                                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash, and short-term
  investments...............................................         $ 1,757          $  773   $3,681   $24,806   $ 28,384
Total assets................................................          11,174           2,634    8,720    68,418    363,751
Total short-term debt and capital lease obligations.........              --              --       80     1,857     14,555
Total long-term debt and capital lease obligations..........           1,400             520      645     2,728      4,440
Mandatorily redeemable convertible preferred stock(2).......              --              --    6,449        --         --
Total stockholders' equity (deficit)........................           7,819             563     (741)   51,296    269,430

- ---------------
(1) In connection with our acquisitions in 1999 and 2000, we wrote off $1.4 million per year, of the total purchase price to acquired in-process technology as technological feasibility of the products had not been established. See Note 12 of Notes to Consolidated Financial Statements for an explanation of the acquisitions and the acquired in-process technology.

(2) The mandatory redeemable convertible preferred stock was converted to common stock at the time of our initial public offering.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, client/server software systems, an Internet platform, and consulting and business outsourcing services. Our customers include managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies. As of December 31, 2000, we served approximately 600 customers representing more than 90 million members, approximately 40% of the insured population in the United States.

     We were incorporated in Delaware in May 1997. Since completing our initial public offering in October 1999, we have completed the following acquisitions, all of which were accounted for using the purchase method of accounting:

- ----------------------------------------------------------------------------------------------------------
ACQUISITION                       CLOSING DATE               PURCHASE PRICE
                                                                                        CONSIDERATION
- ----------------------------------------------------------------------------------------------------------
 Novalis Corporation              November 29, 1999          $18.2 million          Cash and stock
 Finserv Health Care Systems,     December 22, 1999          $5.8 million           Cash and stock
   Inc.
 Healthcare Media                 January 11, 2000           $7.2 million           Cash and stock
   Enterprises, Inc. (HME)
 Erisco Managed Care              October 2, 2000            $228.7 million         Stock
   Technologies, Inc.
 Resource Information             December 1, 2000           $99.3 million          Cash and stock
   Management Systems, Inc.
   (RIMS)
- ----------------------------------------------------------------------------------------------------------

     On October 2, 2000, we acquired all of the issued and outstanding capital stock of Erisco from IMS Health Incorporated and Erisco became our wholly owned subsidiary. The purchase price of approximately $228.7 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $5.8 million. At the time of the transaction, Erisco's balance sheet included $32.0 million of cash. Pursuant to the merger agreement and related stockholders agreement, IMS Health has appointed one member to our Board of Directors.

     On December 1, 2000, we acquired all of the issued and outstanding capital stock of RIMS and RIMS became our wholly owned subsidiary. The purchase price of approximately $99.3 million consisted of 2,588,427 shares of common stock with a value of $21.20 per share, $3.0 million in cash, assumed liabilities of $35.7 million, which includes $16.6 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $1.0 million. In addition, we assumed employee stock options to purchase approximately 300,000 shares of our common stock and agreed to issue up to 94,354 shares of restricted common stock to certain employees, of which 82,553 shares have been issued to date.

     Our revenue is classified into two categories: (i) recurring or multi-year contractually-based revenue and (ii) revenue generated from non-recurring agreements.

     Recurring revenue from application services is subscription-based and billed monthly over a contract term of typically three to seven years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring software maintenance revenue is typically based on one-year renewable contracts. Recurring revenue is recognized ratably over the term of the contract. Non-recurring revenue from consulting services is billed principally on either a time and materials or a fixed fee basis and is recognized as the services are performed. Non-recurring revenue from software license sales is typically recognized when revenue recognition criteria have been satisfied. Cash received in excess of revenue recognized is recorded as deferred revenue.

     Cost of revenue are those costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs and maintenance costs.

     Research and development expenses are salaries and related expenses associated with the development of software applications prior to establishment of technological feasibility and services and include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as research and development expenses until technological feasibility has been established, at which time any future production costs are properly capitalized and amortized to cost of revenue based on current and future revenue over the remaining estimated economic life of the product.

     Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

     REVENUE. Total revenue in 2000 increased $56.2 million, or 171%, to $89.1 million from $32.9 million in 1999. Of this increase, $14.6 million was generated by the acquisitions of HME, Erisco and RIMS and $21.1 million reflected the impact of a full year of operations of Finserv and Novalis, which we acquired in late 1999. The remaining increase of $20.5 million primarily represented growth in both our recurring and non-recurring ASP solutions revenue.

     Recurring revenue in 2000 increased $42.4 million, or 218%, to $61.8 million from $19.4 million in 1999. Of this increase, $9.1 million was generated by our acquisitions in 2000 and $17.7 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $15.6 million primarily represented growth in our ASP solutions.

     Non-recurring revenue in 2000 increased $13.8 million, or 102%, to $27.2 million from $13.5 million in 1999. Of this increase, $5.5 million was generated by our acquisitions in 2000, and $3.5 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $4.8 million reflected increases in ASP solutions revenue relating to consulting services provided by our transformation services group.

     COST OF REVENUE. Cost of revenue in 2000 increased $47.6 million, or 174%, to $75.0 million from $27.4 million in 1999. Of this increase, $9.9 million represented incremental costs associated with our acquisitions in 2000 and $19.7 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $18.0 million was primarily due to the costs incurred to support the overall expansion of our ASP solutions. As a percentage of total revenue, cost of revenue approximated 84% in 2000 and 83% in 1999.

     Cost of recurring revenue in 2000 increased $37.6 million, or 217%, to $54.9 million from $17.4 million in 1999. Of this increase, $5.1 million represented incremental costs associated with our acquisitions in 2000 and $17.0 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $15.5 million was due to additional expenses for personnel and facilities to support our growing ASP solutions, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting revenue related to our ASP solutions. As a percentage of recurring revenue, cost of recurring revenue approximated 89% in 2000 and 89% in 1999.

     Cost of non-recurring revenue in 2000 increased $10.1 million, or 100%, to $20.1 million from $10.0 million in 1999. Of this increase, $4.8 million represented incremental costs associated with our acquisitions in 2000 and $2.7 million reflected the impact of a full year of operations for Finserv and Novalis. The remaining increase of $2.6 million resulted mainly from the increase in staffing levels and the use of outside services necessary to support the increasing demand for our consulting revenue related to our ASP solutions. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 74% in 2000 and 75% in 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $6.1 million, or 254%, to $8.5 million from $2.4 million in 1999. Of this increase, $3.1 million represented incremental research and development costs associated with our acquisitions in 2000 and $2.3 million reflects the impact of a full year of operations of Finserv and Novalis. The remaining increase of approximately $700,000 was primarily due to an increase in costs related to the design and development of our applications and services, primarily HealthWeb. As a percentage of total revenue, research and development expenses approximated 10% in 2000 and 7% in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 2000 increased $24.7 million, or 265%, to $34.1 million from $9.4 million in 1999. Of this increase, $4.6 million represented incremental costs associated with our acquisitions in 2000 and $3.9 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $16.2 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market, including growing the management and support functions during the year. As a percentage of total revenue, selling, general and administrative expenses approximated 38% in 2000 and 28% in 1999.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles in 2000 increased $17.8 million, or 2,278% to $18.6 million from $783,000 in 1999. Of this increase, $13.9 million represented incremental costs associated with our acquisitions in 2000, and $4.3 million of the increase reflects the impact of a full year of amortization expense related to our 1999 acquisitions of Finserv and Novalis. The remaining decrease of $367,000 was due primarily to the write off of certain intangibles.

     WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of acquired in-process technology was $1.4 million in both 2000 and 1999. Our acquisitions of Creative Business Solutions, Inc. and HealthWeb Systems Ltd. in February 1999 and Novalis in November 1999 resulted in an excess of purchase price over the fair market value of the net assets acquired of $15.7 million. Of this amount, $1.4 million was allocated to acquired in-process technology and was written off in 1999. Our acquisitions of HME, Erisco and RIMS in 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $281.2 million. Of this amount, $1.4 million related to HME and RIMS was allocated to acquired in-process technology and was written off in 2000.

     INTEREST INCOME. Interest income in 2000 increased $867,000, or 165%, to $1.4 million from $527,000 in 1999. The increase was due to the increase in cash available for investing for the entire year from proceeds received from our initial public offering and the $32.0 million cash received from IMS when we acquired Erisco.

     INTEREST EXPENSE. Interest expense in 2000 increased $627,000, or 245%, to $883,000 from $256,000 in 1999. The increase was primarily due to borrowings under our line of credit and term note in 2000, as well as additional borrowings on new capital lease agreements during the year.

     BENEFIT OF INCOME TAXES. Benefit of income taxes in 2000 increased $5.6 million to $5.8 million from $213,000 in 1999. The benefit was primarily generated from the net reduction of deferred tax liabilities, primarily resulting from the amortization of intangible assets relating to the RIMS and Erisco acquisitions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

     REVENUE. Total revenue in 1999 increased $21.5 million, or 188%, to $32.9 million from $11.4 million in 1998. Of this increase, $5.4 million was generated by our acquisitions of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 and Novalis in November 1999. The remaining increase of $16.1 million represented growth in both our recurring and non-recurring ASP solutions revenue.

     Recurring revenue in 1999 increased $14.1 million, or 267%, to $19.4 million from $5.3 million in 1998. Of this increase, $1.2 million was generated by our acquisitions in 1999. The remaining increase of $12.9 million primarily represented the overall increase in demand for our ASP solutions.

     Non-recurring revenue in 1999 increased $7.4 million, or 120%, to $13.5 million from $6.1 million in 1998. Of this increase, $4.2 million was generated by our acquisitions in 1999. The remaining increase of $3.1 million represented increases in ASP solutions revenue relating to consulting provided by our transformation services group.

     COST OF REVENUE. Cost of revenue in 1999 increased $19.9 million, or 266%, to $27.4 million from $7.5 million in 1998. Of this increase, $5.0 million represented incremental costs associated with our acquisitions in 1999. The remaining increase of $14.9 million was primarily due to the costs incurred to support the overall expansion of our ASP solutions business. As a percentage of total revenue, cost of revenue approximated 83% in 1999 and 65% in 1998.

     Cost of recurring revenue in 1999 increased $13.4 million, or 336%, to $17.4 million from $4.0 million in 1998. Of this increase, $1.7 million represented incremental costs associated with our acquisitions in 1999. The remaining increase of $11.7 million represented the incremental expenses for personnel and facilities costs incurred to support our growing ASP solutions business. Incremental infrastructure costs were also required in 1999 to support our transition from our former data center to our new customer connectivity center in Englewood, Colorado. As a percentage of recurring revenue, cost of recurring revenue approximated 89% in 1999 and 75% in 1998.

     Cost of non-recurring revenue in 1999 increased $6.5 million, or 187%, to $10.0 million from $3.5 million in 1998. Of this increase, $3.3 million represented incremental costs associated with our acquisitions in 1999. The remaining increase of $3.2 million resulted mainly from the increase in staffing levels and the use of outside services necessary to support the increasing demand for our consulting revenue related to our ASP solutions in 1999. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 74% in 1999 and 57% in 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.3 million, or 121%, to $2.4 million from $1.1 million in 1998. Of this increase, approximately $200,000 represented incremental research and development costs associated with our acquisitions in 1999. The remaining increase of $1.1 million was primarily due to the development of our HealthWeb platform and its related applications. Expenses relating to system enhancements from which we derive revenue are not classified as research and development and are included in cost of revenue. As a percentage of total revenue, research and development expenses approximated 7% in 1999 and 9% in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1999 increased $6.5 million, or 224%, to $9.4 million from $2.9 million in 1998. Of this increase, $2.0 million represented incremental costs associated with our acquisitions in 1999. The remaining increase of $4.5 million was due primarily to expansion of the sales force, staff growth in management and administrative support areas, and expansion of related office space. As a percentage of total revenue, selling, general and administrative expenses approximated 28% in 1999 and 25% in 1998.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles in 1999 increased $783,000 from zero in 1998. This increase reflects the impact of a full year of amortization expense related to our 1999 acquisitions.

     WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Our acquisitions of Creative Business Solutions and HealthWeb Systems in February 1999 resulted in an excess of purchase price over the fair market value of the assets purchased and liabilities assumed of $2.5 million. Of this amount, $484,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was written-off in 1999. In addition, our acquisition of Novalis in November 1999 resulted in an excess purchase price over the fair market value of the assets purchased and liabilities assumed of $13.2 million. Of this amount, $923,000 was allocated to acquired in-process technology, based on an independent appraisal, and was written off in 1999.

     INTEREST INCOME. Interest income in 1999 increased $317,000, or 151%, to $527,000 from $210,000 in 1998. The increase was due to the incremental cash invested in 1999 resulting from $4.5 million in gross proceeds we raised in April 1999, and the full year impact of our investing approximately $6.0 million in gross proceeds we raised in April 1998. The increase is also a result of the investment of the net proceeds of $36.0 million raised during our initial public offering in October 1999.

     INTEREST EXPENSE. Interest expense in 1999 increased $204,000, or 392%, to $256,000 from $52,000 in 1998. The increase is due to interest paid on notes payable issued in February 1999 in connection with our purchase of HealthWeb Systems and Creative Business Solutions, notes payable in connection with our purchase of software applications licenses, and capital lease obligations for the purchase of computer and other office equipment.

     PROVISION FOR (BENEFIT OF) INCOME TAXES. Provision for income tax in 1999 decreased $295,000 to a tax benefit of $213,000 from a tax expense of $82,000 in 1998. The benefit was primarily generated from the pre-tax loss, partially offset by the recording of a valuation allowance on the deferred tax assets.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2000. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                            QUARTER ENDED
                              --------------------------------------------------------------------------
                              MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,
                                1999        1999         1999            1999         2000        2000
                              ---------   --------   -------------   ------------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Recurring revenue.........   $1,421     $ 4,780       $ 5,640        $ 7,608       $11,967    $12,377
  Non-recurring revenue.....    2,832       3,676         3,386          3,584         5,750      5,382
                               ------     -------       -------        -------       -------    -------
Total revenue...............    4,253       8,456         9,026         11,192        17,717     17,759
                               ------     -------       -------        -------       -------    -------
Cost of revenue:
  Recurring revenue.........    1,337       3,755         5,444          6,813        11,366     11,505
  Non-recurring revenue.....    1,743       2,473         2,701          3,120         4,071      3,827
                               ------     -------       -------        -------       -------    -------
Total cost of revenue.......    3,080       6,228         8,145          9,933        15,437     15,332
                               ------     -------       -------        -------       -------    -------
Gross profit................    1,173       2,228           881          1,259         2,280      2,427
                               ------     -------       -------        -------       -------    -------
Operating expenses:
  Research and
    development.............      209         241           748          1,199         1,640      1,575
  Selling, general and
    administrative..........    1,184       1,794         2,369          4,016         6,593      8,021
  Amortization of goodwill
    and acquired
    intangibles.............       61         103           108            511         1,628      1,670
  Write-off of in-process
    technology..............      484          --            --            923           536         --
                               ------     -------       -------        -------       -------    -------
Total operating expenses....    1,938       2,138         3,225          6,649        10,397     11,266
                               ------     -------       -------        -------       -------    -------
Income (loss) from
  operations................     (765)         90        (2,344)        (5,390)       (8,117)    (8,839)
Interest income.............       38          38            44            407           263        346
Interest expense............      (32)        (68)          (77)           (81)          (27)      (156)
                               ------     -------       -------        -------       -------    -------
Income (loss) before
  provision for income
  taxes.....................     (759)         60        (2,377)        (5,064)       (7,881)    (8,649)
Provision for (benefit from)
  income
  taxes.....................       30          (2)         (209)           (32)           --         --
                               ------     -------       -------        -------       -------    -------
Net income (loss)...........   $ (789)    $    62       $(2,168)       $(5,032)      $(7,881)   $(8,649)
                               ======     =======       =======        =======       =======    =======
Net income (loss) per share:
  Basic.....................   $(0.15)    $  0.01       $ (0.28)       $ (0.29)      $ (0.42)   $ (0.43)
                               ======     =======       =======        =======       =======    =======
  Diluted...................   $(0.15)    $  0.00       $ (0.28)       $ (0.29)      $ (0.42)   $ (0.43)
                               ======     =======       =======        =======       =======    =======
Shares used in computing net
  income (loss) per share:
  Basic.....................    5,204       7,217         7,730         17,575        18,888     20,225
                               ======     =======       =======        =======       =======    =======
  Diluted...................    5,204      18,014         7,730         17,575        18,888     20,225
                               ======     =======       =======        =======       =======    =======

                                     QUARTER ENDED
                              ----------------------------
                              SEPTEMBER 30,   DECEMBER 31,
                                  2000            2000
                              -------------   ------------

Revenue:
  Recurring revenue.........     $14,237        $ 23,230
  Non-recurring revenue.....       5,170          10,943
                                 -------        --------
Total revenue...............      19,407          34,173
                                 -------        --------
Cost of revenue:
  Recurring revenue.........      12,953          19,106
  Non-recurring revenue.....       3,682           8,509
                                 -------        --------
Total cost of revenue.......      16,635          27,615
                                 -------        --------
Gross profit................       2,772           6,558
                                 -------        --------
Operating expenses:
  Research and
    development.............       1,436           3,811
  Selling, general and
    administrative..........       7,300          12,231
  Amortization of goodwill
    and acquired
    intangibles.............       1,584          13,740
  Write-off of in-process
    technology..............          --             890
                                 -------        --------
Total operating expenses....      10,320          30,672
                                 -------        --------
Income (loss) from
  operations................      (7,548)        (24,114)
Interest income.............         315             472
Interest expense............        (466)           (235)
                                 -------        --------
Income (loss) before
  provision for income
  taxes.....................      (7,699)        (23,877)
Provision for (benefit from)
  income
  taxes.....................          --          (5,848)
                                 -------        --------
Net income (loss)...........     $(7,699)       $(18,029)
                                 =======        ========
Net income (loss) per share:
  Basic.....................     $ (0.37)       $  (0.53)
                                 =======        ========
  Diluted...................     $ (0.37)       $  (0.53)
                                 =======        ========
Shares used in computing net
  income (loss) per share:
  Basic.....................      20,908          33,823
                                 =======        ========
  Diluted...................      20,908          33,823
                                 =======        ========

     The figures stated above give effect to the reclassification of deferred stock compensation from selling, general and administrative to cost of revenue and research and development. The figures also give effect to the reclassification of amortization of goodwill and acquired intangibles from selling, general and administrative expense to its own line item.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock and cash obtained from our acquisition of Erisco. As of December 31, 2000, we had approximately $28.4 million of cash, cash equivalents and short-term investments, including $1.5 million in restricted cash.

     In October 1999, we completed our initial public offering of 4,480,000 shares of common stock, including 630,000 shares in connection with the exercise of underwriters' over-allotment option, at a price of $9.00 per share, that raised approximately $36.0 million, net of underwriting discounts, commissions and other offering costs. In addition, in connection with the offering, 350,000 shares of common stock were sold by a selling stockholder at $9.00 per share, for which we received no proceeds. Upon the closing of the offering, all of our mandatorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

     Cash used in operating activities in 2000 was $12.6 million. Cash used during this period was primarily attributable to net losses of $42.3 million, which was offset in part by depreciation and amortization, provision for doubtful accounts, amortization of deferred stock compensation, write off of in-process technology and other changes in operating assets and liability accounts. These losses were principally related to increased research and development expenses and sales, general and administrative expenses. In addition, the losses were generated by the expansion of our infrastructure to support growing demand of our recurring line of business.

     The cash provided by investing activities of $14.8 million in 2000 was primarily the result of $32.0 million cash received in connection with the acquisition of Erisco and net sales of $4.2 million in short-term and long-term equity investments. This increase was partially offset by our purchase of $7.3 million in property and equipment and software licenses and $7.3 million of payments related to our acquisitions of HME, Erisco and RIMS.

     The cash provided by financing activities of $2.8 million in 2000 was primarily the result of $15.4 million of proceeds from our line of credit and notes payable, $1.9 million of proceeds from our equipment line of credit, and $1.1 million of proceeds from the issuance of common stock related to employee exercise of stock options and employee purchases of common stock. The increase in cash from these proceeds was reduced by payments we made on the line of credit as well as principal payments on notes payable and capital lease obligations of $15.6 million.

     In the third quarter of 2000, we entered into a revolving credit facility with a maximum principal amount of $15.0 million which was amended in the fourth quarter to include Erisco and RIMS as additional borrowers. The revolving credit facility is collateralized by all of our receivables and expires in September 2002. Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit facility is prime rate plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants, including minimum tangible net worth as defined, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. As of December 31, 2000, we had outstanding borrowings on the revolving credit facility of $11.4 million.

     In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit had a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2000 totaled approximately $1.5 million, and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

     In March 1999, we entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in December 2001.

Borrowings under the line of credit bear interest at prime plus 0.50% and are collateralized by compensating cash balances on deposit. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that we must adhere to during the term of the agreement including restrictions on the payment of dividends. As of December 31, 2000, there were no outstanding borrowings on the line of credit.

     We have outstanding seven standby letters of credit in the aggregate amount of $1.5 million which serve as security deposits for our capital leases.We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

     Based on the our current operating plan, we believe existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as amended by SFAS 137 and 138 establishes methods of accounting and reporting for derivative instruments and hedging activities and is effective for all quarters for all years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS 133 will not have a material impact on our financial statements.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

     The interest rate on our $15.0 million revolving credit facility is prime plus 1.5%. The revolving credit facility expires in September 2002. As of December 31, 2000, we had outstanding borrowings on the revolving line of credit of $11.4 million. Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 8% and 14%.

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board currently consists of seven directors, divided into three classes. Each class is elected in alternating years and serves a term of three years. The Class I directors, Paul F. LeFort and Willard A. Johnson, Jr., shall serve until the annual meeting of stockholders in 2003. The Class II directors, William E. Fisher and David M. Thomas, shall serve until the annual meeting of stockholders in 2001. The Class III directors, Jeffrey H. Margolis, Donald J. Lothrop and Eric D. Sipf shall serve until the annual meeting of stockholders in 2002. IMS Health Incorporated has a contractual right to designate one individual to be a Class II member of the Board of Directors. Mr. Thomas has been designated as IMS' nominee.

     The following table sets forth certain information regarding our executive officers and directors as of March 31, 2001:

                                                                                     DIRECTOR
         NAME            AGE                         POSITION                         CLASS
         ----            ---                         --------                        --------
Jeffrey H. Margolis....  37    Chief Executive Officer, President and Chairman of     III
                               the Board
Michael J.               46    Senior Vice President of Finance, Chief Financial      --
  Sunderland...........        Officer and Secretary
Daniel J. Spirek.......  34    President, ASP solutions                               --
Anthony Bellomo........  47    President, HealtheWare                                 --
Gail H. Knopf..........  54    Chief Operating Officer, HealthWeb                     --
William E. Fisher......  54    Director                                               II
Willard A. Johnson,      55    Director                                                I
  Jr. .................
Paul F. LeFort.........  60    Director                                                I
Donald J. Lothrop......  41    Director                                               III
Eric D. Sipf...........  52    Director                                               III
David M. Thomas........  51    Director                                               II

     JEFFREY H. MARGOLIS is our co-founder and has served as our Chief Executive Officer, President and Director since inception. In August 1999, Mr. Margolis was named Chairman of the Board. From July 1994 to February 1997, Mr. Margolis served as Senior Vice President and Chief Information Officer of FHP International Corporation, a managed care organization. From November 1992 to June 1994, Mr. Margolis served as Vice President and Chief Information Officer of TakeCare, Inc., a managed care organization. From September 1989 to October 1992, Mr. Margolis held various executive positions, including Vice President and Chief Operating Officer of Comprecare, a managed care organization. From June 1984 to September 1989, Mr. Margolis served in various positions with Andersen Consulting (now known as Accenture), including his final position as Manager, Healthcare Consulting. Mr. Margolis received his B.S. degree in Business Administration -- Management Information Systems from the University of Illinois at Urbana -- Champaign in 1984. Mr. Margolis earned his State of Illinois Certified Public Accountant certification in 1984 and his State of Colorado Certified Public Accountant certification in 1988.

     MICHAEL J. SUNDERLAND joined us as our Vice President of Finance, Chief Financial Officer and Secretary in May 1999. In August 1999, Mr. Sunderland was named as our Senior Vice President of Finance. From May 1998 to April 1999, Mr. Sunderland was an independent healthcare consultant. From March 1996 to May 1998, Mr. Sunderland served as the Vice President and Chief Financial Officer of Health Net, a California subsidiary of Foundation Health Systems, Inc., a managed care organization. From April 1994 to March 1996, Mr. Sunderland was the Chief Financial Officer of Diagnostic Imaging Systems, Inc., a publicly held medical imaging company. Prior to 1994, Mr. Sunderland held various executive and management positions in finance for Paragon Ambulatory Surgery, Inc., Care Enterprises, Inc., Shamrock Investments, American Medical International,

Inc. and Coopers & Lybrand. Mr. Sunderland earned his B.S. degree in Accounting from Loyola Marymount University in 1977. Mr. Sunderland earned his State of California Certified Public Accountant certification in 1980.

     DANIEL J. SPIREK joined us in May 1997 as our Vice President, Supplemental Management Services. From June 1999 to January 2000, Mr. Spirek served as our Senior Vice President, Professional Services Group (now known as transformation services group). In February 2000, Mr. Spirek was promoted to Executive Vice President of transformation services group. In July 2000, Mr. Spirek was promoted to President of ASP Solutions. From July 1994 to May 1997, Mr. Spirek served as Vice President, Information Services for FHP/PacifiCare, a managed care organization. Prior to July 1994, Mr. Spirek held various information technology management positions at TakeCare, Inc., a managed care organization, Comprecare, Inc., a managed care organization, and a consulting position at Andersen Consulting (now known as Accenture). Mr. Spirek received his B.S. degree in Information Management Systems from the University of Colorado in 1988.

     ANTHONY BELLOMO joined us in October 2000 as President of HealtheWare. From March 1994 to October 2000, Mr. Bellomo served as President of Erisco Managed Care Technologies, Inc., a managed care software development company we acquired in October 2000. Prior to being named President of Erisco, Mr. Bellomo held various positions with Erisco since 1977. Mr. Bellomo serves on the board of directors of one public entity, Cognizant Technology Solutions. Mr. Bellomo received his B.S. degree in Systems Engineering from Polytechnic Institute of New York in 1975.

     GAIL H. KNOPF joined us in April 1999 and served as our Vice President of e-Commerce from June 1999 to December 1999. In January 2000, Ms. Knopf was promoted to Senior Vice President, e-Business. In November 2000, Ms. Knopf was promoted to Chief Operating Officer of HealthWeb. From April 1997 to March 1999, Ms. Knopf served as Executive Vice President, Chief Information Officer and a Director of Management and Technology Solutions, Inc., a physician services provider. From 1993 to 1997, Ms. Knopf served as Vice President and Chief Information Officer of Humana, Inc., a managed care organization. From 1969 to 1993, Ms. Knopf held various positions with Humana, both in the managed care and the hospital divisions, including Vice President of Systems Development. Ms. Knopf earned her B.A. degree in Mathematics from Vanderbilt University in 1968.

     WILLIAM E. FISHER has been a director since March 1999. Mr. Fisher has served as Chairman of Transaction Systems Architects, Inc., a global provider of enterprise e-payments and e-commerce software, since founding that company in November 1993. From March 1987 to November 1993, Mr. Fisher was employed by Applied Communications, Inc., the predecessor to Transaction Systems. Prior to March 1987, Mr. Fisher was President of First Data Resources, Government Services Division. Mr. Fisher is on the board of directors of two public companies: West Corporation and Transaction Systems Architects, Inc. Mr. Fisher received his M.B.A. degree from the University of Nebraska in 1974 and his B.S. degree from Indiana State University in 1973.

     WILLARD A. JOHNSON, JR. has been a director since October 2000. For most of the period from June 1975 until he retired in August 1998, Mr. Johnson served in various positions for Andersen Consulting (now known as Accenture) including his final position as Office Managing Partner (Denver). During most of his 24-year career with Accenture, Mr. Johnson provided information technology expertise to the healthcare industry. Mr. Johnson received his M.B.A. from Harvard Business School in 1975 and his B.A. degree in Psychology from Dartmouth College in 1968.

     PAUL F. LEFORT has been a director since April 1999. From October 1995, until he retired in January 2000, Mr. LeFort served as the Chief Information Officer for United HealthCare Corporation, a health and well being company. Mr. LeFort is currently performing independent consulting services to a variety of venture capital firms and healthcare-related organizations. From November 1994 to October 1995, Mr. LeFort was the Senior Vice President and Chief Information Officer for The MetraHealth Companies, Inc., jointly owned by Travelers Insurance Company and Metropolitan Life Insurance Company. From 1975 to 1994, Mr. LeFort served as a senior partner at Deloitte &

Touche Management Consulting for Health Care Information Systems. Mr. LeFort received his B.S. degree in Physics and Economics from Boston College in 1962.

     DONALD J. LOTHROP has been a director since April 1998. Mr. Lothrop has been a Managing Member of Delphi Management Partners II, L.P. since July 1994, a Managing Member of Delphi Management Partners III, L.L.C. since March 1995, a Managing Member of Delphi Management Partners IV, L.L.C. since October 1997 and a Managing Member of Delphi Management Partners V, L.LC. since April 2000, all of which are venture capital firms. From January 1991 to June 1994, Mr. Lothrop was a Partner of Marquette Venture Partners, a venture capital firm, where he focused on the healthcare industry. From 1989 to 1990, Mr. Lothrop worked at Bain & Company, Inc., a management consulting firm. Mr. Lothrop received his M.B.A. from Harvard Business School in 1989 and his B.S. degree from Pennsylvania State University in 1981.

     ERIC D. SIPF has been a director since October 2000. From February 1997 until he retired in June 2000, Mr. Sipf was President and Chief Executive Officer of PacifiCare of Colorado and Regional Vice President (Colorado, Ohio and Kentucky) of PacifiCare Health Systems, a managed care organization. From July 1994 to February 1997, Mr. Sipf served as Senior Vice President, Eastern Division, of FHP International Corporation, a managed care organization. From January 1985 to June 1994, Mr. Sipf served as President and Chief Executive Officer of Comprecare, Inc., a managed care organization. From September 1993 to June 1994, Mr. Sipf also served as President and Chief Executive Officer of TakeCare of Colorado, a managed care organization. Mr. Sipf received his B.S. in Business Administration from Indiana University in 1970. Mr. Sipf received his State of Indiana Certified Public Accountant certificate in 1979.

     DAVID M. THOMAS has been a director since January 2001. Since November 2000, Mr. Thomas has served as Chief Executive Officer and Chairman of the Board of IMS Health Incorporated, a leading provider of information solutions to the pharmaceutical and healthcare industries. From January 1998 to October 2000, Mr. Thomas served as Senior Vice President and Group Executive for IBM and was responsible for the global Personal Systems Group. From January 1996 to January 1998, Mr. Thomas served as General Manager, Global Industries, for IBM and was responsible for sales and support of top customers of IBM. From August 1995 to January 1996, Mr. Thomas was General Manager of IBM North America. Prior to 1995, Mr. Thomas held various executive positions at IBM; Mr. Thomas originally joined IBM in 1972 as a marketing representative. Mr. Thomas serves on the board of directors of three public companies: IMS Health Incorporated, Cognizant Technology Solutions and Fortune Brands. Mr. Thomas received his M.S. degree in Business Administration in 1972 and his B.S. degree in Industrial Engineering in 1971, both from the University of Florida.

OTHER KEY EMPLOYEES

     Our current key employees are as follows:

     LAWRENCE BRIDGE, 40, joined us in November 1999 as Senior Vice President, Payer ASP Services. From July 1997 to November 1999, Mr. Bridge served as President of Novalis Services Corporation, an application services provider for managed-care and provider-based organizations, which we acquired in November 1999. From February 1997 to July 1997, Mr. Bridge served as a Regional Vice President for PacifiCare, a managed care organization. From June 1996 to February 1997, Mr. Bridge served as a Group President for FHP Healthcare, a managed care organization. From July 1994 to June 1996, Mr. Bridge served as President of FHP of Utah, a managed care organization. Mr. Bridge received his M.B.A. degree in 1985 and his B.S. degree in Finance and Marketing in 1982, both from the University of Utah.

     ANNA MARIE DUNLAP, 47, joined us in October 2000 as Vice President of Investor Relations. From February 1997 to October 2000, Ms. Dunlap served as President of Dunlap & Associates, an investor relations consulting firm. From January 1996 to January 1997, Ms. Dunlap served as Vice President of Investor Relations for American Medical Response, Inc., a medical transport company.

Ms. Dunlap received her Master's Degree in Human Resources Economics from the University of Utah in 1980 and her B.S. degree in Child Psychology from Wever State University in 1974.

     CRAIG H. FOSTER, 50, joined us in August 1997 as Director of Human Resources. In May 2000, Mr. Foster was named as our Vice President, Human Resources. From June 1989 to July 1997, Mr. Foster served as Corporate Director of Human Resources of FHP Healthcare/PacifiCare, a managed care organization. From May 1987 to June 1989, Mr. Foster served as Director of Human Resources of ICN Pharmaceuticals, Inc. Prior to May 1987, Mr. Foster held various human resources positions with Baxter Travenol, a medical device manufacturing company. Mr. Foster received his B.A. degree in Biological Science from California State University, Fullerton in 1975.

     HARVEY GARTE, 51, joined us in June 1999 as Vice President, Corporate Development. From October 1999 until September 2000, Mr. Garte also served as our Vice President, Investor Relations. From July 1996 to the present, Mr. Garte has served as President of Garte & Associates, Inc., an investment banking firm. From November 1994 to July 1996, Mr. Garte served as President of Garte Torre Global Capital Markets, an investment banking firm. From 1983 to 1994, Mr. Garte served as President of The Garte Company, Inc., an investment banking firm. Mr. Garte earned his B.A. degree in Economics from Adelphi University in 1971, and his M.B.A. from Lehigh University in 1973.

     STEWART H. GLEISCHMAN, 47, joined us in June 1999 as Vice President, Business Development. From February 1998 to December 1999, Dr. Gleischman was engaged in private medical practice. From April 1996 to February 1998, Dr. Gleischman served as Vice President, Mergers and Acquisitions for MedPartners, Inc., a healthcare company. From September 1995 to April 1998, Mr. Gleischman was the Vice Chairman and board member of CHS Management Company, a physician practice management company. From August 1994 to September 1995, Dr. Gleischman served as President, Chief Financial Officer and Director of Health Source Management Group, a healthcare organization. Dr. Gleischman received his Doctorate in Medicine from Eastern Virginia Medical School in 1975 and his B.S. degree in History from the University of Virginia in 1971.

     JOHN G. JORDAN, 49, joined us in October 2000 as Senior Vice President, Sales and Marketing. From September 1985 to October 2000, Mr. Jordan served in various positions, including Senior Vice President of Sales and Marketing, with Erisco Managed Care Technologies, Inc., a managed care software development company that we acquired in October 2000. Mr. Jordan received his B.S. degree in English from Fordham University in 1974.

     D. BRIAN KARR, 35, joined us in August 1997 as Director of Finance and was our Chief Financial Officer until May 1999. Mr. Karr was named as our Vice President of Finance in August 1999. Mr. Karr served as our Director of Finance from May 1999 to August 1999. Mr. Karr has served as our Treasurer since May 1999. From February 1997 to July 1997, Mr. Karr served as Director of Finance for Information Services for PacifiCare Health Systems, Inc., a managed care organization. From October 1994 to February 1997, Mr. Karr served as Director of Finance for Information Systems for FHP International Corporation, a managed care organization. Prior to October 1994, Mr. Karr held various management positions in finance for TakeCare, Inc., a managed care organization, and Ernst & Young, LLP. Mr. Karr received his B.S. degree in Accounting from Biola University in 1989. Mr. Karr received his State of California Certified Public Accountant certification in 1992.

     SAMUEL J. KELLERHALS, 45, joined us in October 2000 as Senior Vice President, Chief Information Officer. From September 1994 to October 2000, Mr. Kellerhals served as an Associate Partner in the healthcare practice of Accenture (formerly known as Andersen Consulting). From September 1985 to August 1994 Mr. Kellerhals served as a Manager with Accenture. From January 1981 to August 1985, Mr. Kellerhals held various other positions with Accenture. Mr. Kellerhals received his M.B.A. from the University of Illinois in 1980 and his B.A. degree from the University of Illinois in 1978.

     RICH KERIAN, 46, joined us in October 2000 as Senior Vice President of Operations at Erisco Managed Care Technologies, Inc., a managed care software development company that we acquired in October 2000. As Senior Vice President of Operations at Erisco, Mr. Kerian is responsible for ensuring the effective operation of Erisco through product development, maintenance and customer support. Mr. Kerian has held various positions with Erisco since joining the company in 1984 as Project Manager. Mr. Kerian received his B.S. degree in Computer Science from New Jersey Institute of Technology in 1976.

     TERRY L. KIRCH, 52, joined us as Senior Vice President Benefits Administration Services, ASP Solutions in December 2000. Mr. Kirch is the co-founder of Resource Information Management Systems, Inc. a software development company which we acquired in December 2000. From 1981 to December 2000, Mr. Kirch served as President of RIMS. Mr. Kirch earned his M.B.A. degree in 1971 and his B.S. degree in Marketing in 1970, both from Northern Illinois University.

     JACOB H. MCQUEEN, 42, joined us in January 2000 as Vice President of Transformation Services. In July 2000, Mr. McQueen was named as Senior Vice President, Transformation Services. From January 2000 to December 2000 Mr. McQueen served as National Director of Healthcare e-Business for PricewaterhouseCoopers, LLP. From September 1997 to December 1999, Mr. McQueen served as Senior Manager, Southeast Healthcare Technology Practice of PricewaterhouseCoopers, LLP. From January 1997 to August 1997, Mr. McQueen served as Vice President of Operations for TheraTx, a healthcare rehabilitation company. Prior to 1997, Mr. McQueen held various healthcare management and consulting positions with KPMG Peat Marwick, Kaiser Permanente and American Medical International. Mr. McQueen received his M.S. degree in Organization Development from the Johns Hopkins University in 1992 and his two B.S. degrees in business and psychology from the University of Alabama in 1985.

     CHRISTINE A. MILLER, 36, Vice President, Legal Affairs and Assistant Secretary, joined us in January 2000. From March 1997 to January 2000, Ms. Miller was a corporate associate with Stradling Yocca Carlson & Rauth, our outside counsel. From October 1995 to February 1997, Ms. Miller was a corporate associate with Keesal, Young & Logan. Ms. Miller received her Juris Doctorate in May 1995 and her B.S. in Business Administration in May 1987, both from the University of Southern California. Ms. Miller is admitted to practice law in the State of California and is a member of various bar associations.

     WILLIAM A. SCHULTZ, 51, Mr. Schultz has served as our Senior Vice President, Provider Services since July 2000. From January 1999 to June 2000, Mr. Schultz performed consulting duties for us. From October 1997 to December 1998, Mr. Schultz was our Vice President, Marketing. From January 1995 to October 1997, Mr. Schultz was Vice President of Operations for Croghan & Associates, Inc., an information services company which became our subsidiary in October 1997. Mr. Schultz received his M.B.A. in 1974 and his B.S. degree in Business Administration in 1972, both from the University of Wisconsin.

     There are no family relationships between any director, executive officer or person nominated or chosen to be a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon our review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no annual Form 5 reports were required, we believe that all forms required under Section 16(a) of the Exchange Act applicable to our directors, officers and any persons holding 10% or more of our common stock were timely filed with respect to our fiscal year ended December 31, 2000, except that: (1) Ms. Knopf did not timely file one Form 4 to reflect one purchase of TriZetto stock in 2000, and (2) FMR Corp., the parent holding company of Fidelity Ventures Limited, Fidelity Investors Limited Partnership and Fidelity Investors II Limited Partnership, did not timely file a Form 3 to represent its consolidated holdings as of our initial public offering and did not timely file one Form 4 to represent eleven transfers of TriZetto stock in 2000.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth compensation earned during the three fiscal years ended December 31, 1998, 1999 and 2000 by our Chief Executive Officer, and our four other most highly compensated executive officers who were serving as executive officers at December 31, 2000 and whose total salary and bonus during such year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                                   ------------------------
                                           ANNUAL COMPENSATION     RESTRICTED    SECURITIES
                                           --------------------      STOCK       UNDERLYING
   NAME AND PRINCIPAL POSITION     YEAR     SALARY      BONUS        AWARDS      OPTIONS(#)
   ---------------------------     ----    --------    --------    ----------    ----------
Jeffrey H. Margolis..............  2000    $290,127    $210,000            --      48,400
  Chairman of the Board,           1999    $240,251    $175,000            --          --
  Chief Executive Officer and      1998    $179,324    $100,000            --     300,000
     President
Daniel J. Spirek.................  2000    $235,311    $122,000            --      24,000
  President, ASP Solutions         1999    $191,406    $105,000            --          --
                                   1998    $160,235    $101,000            --     100,000
Michael J. Sunderland............  2000    $179,460    $ 80,000            --       4,800
  Senior Vice President of         1999    $125,879    $ 90,000            --     130,000
  Finance, Chief Financial         1998          --          --            --          --
     Officer and Secretary
Anthony Bellomo..................  2000    $ 62,500    $160,000    $1,400,000     220,000
  President, HealtheWare           1999          --          --            --          --
                                   1998          --          --            --          --
Gail H. Knopf....................  2000    $140,176    $ 40,000            --          --
  Chief Operating Officer,         1999    $ 79,621    $      0            --     110,000
  HealthWeb                        1998          --          --            --          --

     Although the table does not reflect certain personal benefits, which in the aggregate are less than the lower of $50,000 or 10% of each Named Executive Officer's annual salary and bonus, Mr. Margolis' compensation includes $26,625 of loan forgiveness in 1999 and $28,250 of loan forgiveness in 2000.

     Mr. Bellomo joined us in October 2000. The figure set forth above reflects the salary earned from October to December 31, 2000. On October 2, 2000, Mr. Bellomo was granted 92,562 shares of restricted stock, based upon a closing price of $15.125. The year-end value of these shares was $1,544,628, based upon a closing price of $16.6875 on December 29, 2000. One-sixth of the shares of restricted stock will vest on each of the three year anniversaries of the grant date if Mr. Bellomo is performing continued service for TriZetto or any of its subsidiaries on such dates. An additional one-sixth of the shares will vest on each of December 31, 2001, 2002 and 2003 if Mr. Bellomo is performing continued service for TriZetto or any of its subsidiaries on such dates and Erisco meets certain revenue and operating income goals for the prior year. If we pay dividends on our common stock, Mr. Bellomo will be entitled to receive corresponding dividends on his shares of restricted stock.

OPTION GRANTS

     The following table sets forth certain information concerning grants of options to each of our Named Executive Officers during the fiscal year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              (INDIVIDUAL GRANTS)

                                                                            POTENTIAL REALIZABLE VALUE AT
                       NUMBER OF     % OF TOTAL                                ASSUMED ANNUAL RATES OF
                       SECURITIES     OPTIONS                               STOCK PRICE APPRECIATION FOR
                       UNDERLYING    GRANTED TO    EXERCISE                          OPTION TERM
                        OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   -----------------------------
        NAME            GRANTED     FISCAL YEAR    ($/SHARE)      DATE           5%              10%
        ----           ----------   ------------   ---------   ----------   -------------   -------------
Jeffrey H. Margolis..    20,000          <1%       $38.9813      1/24/10     $  374,853      $1,058,689
                         20,000          <1%       $63.2500      2/16/10     $  608,229      $1,717,804
                          8,400          <1%       $12.8125      5/19/10     $   67,685      $  171,527
Daniel J. Spirek.....    10,000          <1%       $35.4375      1/24/10     $  222,865      $  564,782
                         10,000          <1%       $57.5000      2/16/10     $  361,614      $  916,402
                          4,000          <1%       $12.8125      5/19/10     $   32,231      $   81,679
Michael J.
  Sunderland.........     4,800          <1%       $12.8125      5/19/10     $   38,677      $   98,015
Anthony Bellomo......   220,000           9%       $15.1250     10/02/10     $2,092,647      $5,303,178
Gail H. Knopf........        --          --              --           --             --              --

     The figures above represent options granted pursuant to our 1998 Stock Option Plan. We granted options to purchase 2,386,375 shares of common stock in 2000. All of the option grants to our Named Executive Officers were granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant, as determined by our Board. The options granted to Mr. Margolis and Mr. Spirek in February 2000 vest in February 2007, but may be accelerated to vest in 25% increments on each of the four annual anniversaries of the date of grant if certain performance goals are attained. The other options listed above vest in 25% increments on each of the four annual anniversaries of the date of grant.

     The potential realizable value represents amounts, net of exercise price before taxes that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and 10% over the option term. The 5% and 10% are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

OPTION EXERCISES

     The following table sets forth the fiscal year end options values for all options held by our Named Executive Officers. The values for "in the money" options represent the positive spread between the exercise prices of existing stock options and the price of our common stock on December 29, 2000 ($16.6875 per share).

                    OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                        NUMBER OF                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                         SHARES       DOLLAR    OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                        ACQUIRED      VALUE     ---------------------------   ---------------------------
        NAME           ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           -----------   --------   -----------   -------------   -----------   -------------
Jeffrey H.
  Margolis...........    25,000      $315,000     125,000        198,400      $2,051,563     $2,494,425
Daniel J. Spirek.....    25,000      $545,313      25,000         74,000      $  410,938     $  837,375
Michael J.
  Sunderland.........    32,500      $761,719          --        102,300      $        0     $1,596,881
Anthony Bellomo......        --            --          --        220,000      $        0     $  343,750
Gail H. Knopf........        --            --      27,500         82,500      $  400,531     $1,201,594

DIRECTOR COMPENSATION

     Our directors do not receive any payments for their services on the Board, but they are reimbursed for various expenses incurred in connection with attendance at Board meetings. In connection with their election to our Board, Mr. LeFort and Mr. Fisher each received options to purchase 10,000 shares of our common stock. In connection with their election to our Board, Mr. Johnson and Mr. Sipf each received options to purchase 15,000 shares of our common stock. Each of our directors is eligible to receive stock option grants under our 1998 Stock Option Plan.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     We have an employment contract with Jeffrey H. Margolis. We do not have any other employment contracts with our named executive officers.

     Mr. Margolis' three year employment agreement dated April 30, 1998, provides for an annual base salary of $192,000 per year, which is to be reviewed annually by the Board. Mr. Margolis' current annual salary is $295,000. Mr. Margolis is entitled to participate in a bonus plan as recommended by our compensation committee and approved by the Board. Mr. Margolis may participate in all employee benefit plans or programs generally available to our employees, and we will pay or reimburse Mr. Margolis for all reasonable and necessary out-of-pocket expenses he incurs in the performance of his duties. We loaned Mr. Margolis $100,000 and agreed to forgive $25,000 of the principal amount, along with any accrued but unpaid interest on such forgiven amount, on each anniversary of the employment agreement if Mr. Margolis remains an employee. We granted this loan as a means of providing additional compensation to Mr. Margolis, while also providing incentive for his continued employment. If Mr. Margolis is terminated without cause or he voluntarily terminates for good reason, he is entitled to severance pay in the amount equal to his then current annual base salary.

     We have entered into Change in Control Agreements with certain of our officers. These agreements provide for severance and other benefits if, following a Change in Control of TriZetto, the executive's employment terminates in a way adverse to the executive. If the executive's employment ends within one to three years following a Change in Control (term varies among executives) either because we terminate the executive without cause or because the executive resigns under circumstances constituting "good reason," the executive will be entitled to:

     - bi-weekly salary through the end of the employment period;

     - medical, dental and life insurance coverage through the end of the employment period;

     - outplacement services consistent with our outplacement policy, if any;

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

     - payment of any unpaid incentive compensation the executive earned through the date of termination in accordance with the terms of any applicable incentive compensation plan; and

     - acceleration of unvested options held by executives with Change in Control Agreements, unless such acceleration would trigger the "golden parachute" excise tax imposed by the U.S. Internal Revenue Code. In such case, the options will continue to vest as if the executive officer remained employed by us.

     A "Change in Control" is defined in the agreement to occur if (a) a person becomes the beneficial owner of 50% or more of the combined voting power of our securities, (b) a majority of the Board changes without the specified approval of incumbent directors, (c) we merge with another entity in a way that substantially changes the ownership of existing stockholders, or (d) our stockholders approve a complete liquidation or dissolution. "Change in Control" is also deemed to have occurred if an executive's employment with us is terminated prior to the Change in Control and it is demonstrated that (a) such termination was at the request of a third party who has taken steps to effectuate the Change in Control; or (b) such termination arose in connection with or anticipation of the Change in Control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of the following two non-employee directors: Paul F. LeFort and Donald J. Lothrop. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. Peter D. Mann, one of our former directors, served on the compensation committee until October 2000.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth specified information with respect to the beneficial ownership of our common stock as of February 28, 2001 by: (1) each person (or group of affiliate persons) who is known by us to beneficially own 5% or more of our outstanding common stock; (2) each of the Named Executive Officers; (3) each of our directors; and (4) all directors and executive officers as a group.

     The beneficial ownership is calculated based on 36,771,893 shares of our common stock outstanding as of February 28, 2001. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable within 60 days of February 28, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares set forth opposite such person's name. Unless otherwise indicated, the business address of such stockholder is c/o The TriZetto Group, Inc., 567 San Nicolas Drive, Suite 360, Newport Beach, California 92660.

                                                                    NUMBER OF SHARES
                                                                   BENEFICIALLY OWNED
                                                                ------------------------
           NAME AND ADDRESS OF BENEFICIAL OWNERS                  NUMBER      PERCENTAGE
           -------------------------------------                ----------    ----------
IMS Health Incorporated.....................................    12,142,857        33%
  200 Nyala Farms
  Westport, CT 06880
Delphi Ventures IV, L.P.....................................     2,736,014         7%
Delphi BioInvestments IV, L.P.
  3000 Sand Hill Road
  Building One, Suite 135
  Menlo Park, CA 94025
FMR Corp(1).................................................     2,378,372         6%
  82 Devonshire St., R25C
  Boston, MA 02109-3614
Raymond D. Croghan(2).......................................     2,182,281         6%
  275 South Main St., Ste. 105
  Longmont, CO 80501
David M. Thomas(3)..........................................    12,142,857        33%
Jeffrey H. Margolis(4)......................................     2,688,700         7%
Donald J. Lothrop(5)........................................     2,736,014         7%
William E. Fisher(6)........................................       322,595        <1%
Willard A. Johnson, Jr......................................           400        <1%
Paul F. LeFort(7)...........................................        44,900        <1%
Eric D. Sipf................................................         8,000        <1%
Daniel J. Spirek(8).........................................       332,500        <1%
Michael J. Sunderland.......................................        38,036        <1%
Anthony Bellomo(9)..........................................        97,562        <1%
Gail H. Knopf(10)...........................................        31,700        <1%
All executive officers and directors as a group (11
  persons)(11)..............................................    18,443,264        50%

- ---------------
 (1) FMR Corp is the parent holding company of Fidelity Ventures Limited, Fidelity Investors Limited Partnership and Fidelity Investors II Limited Partnership, all of which own shares of our common stock.

 (2) 550,000 of these shares are subject to an option granted by Mr. Croghan to Mr. Margolis, with a term of five years and an exercise price of $6.50 per share.

 (3) Consists of 12,142,857 shares held by IMS Health Incorporated. Mr. Thomas is the Chairman of the Board and Chief Executive Officer of IMS Health Incorporated and disclaims beneficial ownership of such shares.

 (4) 1,708,700 shares are held by Jeffrey H. Margolis and his wife, in their capacities as trustees of the Margolis Family Trust, over which the trustees have shared voting power. 300,000 shares are held in two additional trusts over which Mr. Margolis has sole voting power and Mr. Margolis disclaims beneficial ownership in 150,000 of such shares. The remaining 10,000 shares are held by Jeffrey H. Margolis. Includes options for 550,000 shares of common stock granted by Mr. Croghan to Mr. Margolis, which are immediately exercisable. Also includes Mr. Margolis' options for 120,000 shares of common stock, which are exercisable within 60 days of February 28, 2001.

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

 (6) Includes options for 10,000 shares of common stock which are exercisable within 60 days of February 28, 2001. Also includes 162,595 shares of common stock held by KFS Management, Inc. Mr. Fisher owns 50% of the issued and outstanding stock of KFS and is an officer and director of KFS and disclaims beneficial ownership of the 162,595 shares except to the extent of his pecuniary interest.

 (7) Includes options for 10,000 shares of common stock, which are exercisable within 60 days of February 28, 2001. Also includes 23,000 shares held by Mr. LeFort's wife, as trustee of a trust of which she is the sole beneficiary, and Mr. LeFort disclaims beneficial ownership of such shares.

 (8) Includes options for 27,500 shares of common stock, which are exercisable within 60 days of February 28, 2001.

 (9) Includes 92,562 shares of restricted stock.

(10) Includes options for 27,500 shares of common stock, which are exercisable within 60 days of February 28, 2001.

(11) Includes options for 745,000 shares of common stock, which are exercisable within 60 days of February 28, 2001.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     MARGOLIS $100,000 NOTE. In connection with Mr. Margolis' employment agreement, dated April 30, 1998, we loaned Mr. Margolis $100,000 in exchange for a promissory note in the principal sum of $100,000, bearing interest at 6.5% per year. We forgave $25,000 of the principal amount of this note and the related interest on each of April 30, 1999 and April 30, 2000, and shall forgive an additional $25,000 and the related interest on each of the next two anniversaries of Mr. Margolis' employment agreement, so long as Mr. Margolis remains our employee. The entire sum of principal and interest of the note is due on April 30, 2002, and is immediately due if Mr. Margolis commits any act of default as described in the note. As of December 31, 2000, the total principal and accrued interest outstanding was $58,667.

     GARTE & ASSOCIATES, INC. In 2000, we entered into an agreement with Garte & Associates, Inc. pursuant to which we would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. In 2000, we paid a total of $250,000 to Garte & Associates, Inc. in connection with our acquisitions of Healthcare Media Enterprises, Inc. and Erisco, Inc. In January 2001, we paid $365,000 to Garte & Associates, Inc. in connection with our acquisition of Resource Information

Management Systems, Inc. Harvey Garte, our Vice President of Corporate Development, is the sole stockholder of Garte & Associates, Inc.

     FUTURE TRANSACTIONS. Any future transactions between us and our officers, directors or affiliates will either be on terms no less favorable to us than could be obtained from third parties, will be subject to approval by a majority of our outside directors or will be consistent with policies approved by a majority of such outside directors.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of documents filed as part of this Form 10-K:

     (1) FINANCIAL STATEMENTS.

        See Index to Financial Statements and Schedule on page F-1.

     (2) FINANCIAL STATEMENT SCHEDULES.

        See Index to Financial Statements and Schedule on page F-1.

     (3) EXHIBITS.

        The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
      2.1+    Agreement and Plan of Reorganization, dated as of May 16,
              2000, by and among TriZetto, Elbejay Acquisition Corp., IMS
              Health Incorporated and Erisco Managed Care Technologies,
              Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's
              Form 8-K as filed with the SEC on May 19, 2000, File No.
              000-27501)
      2.2+    Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource
              Information Management Systems, Inc. ("RIMS"), the
              shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth
              (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
              8-K as filed with the SEC on December 18, 2000, File No.
              000-27501)
      2.3     First Amendment to Agreement and Plan of Merger, dated as of
              December 1, 2000, by and among TriZetto, Cidadaw Acquisition
              Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and
              Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto's Form 8-K as filed with the SEC on December 18,
              2000, File No. 000-27501)
      3.1     Form of Amended and Restated Certificate of Incorporation of
              TriZetto, as filed with the Delaware Secretary of State
              effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
              S-1/A, as filed with the SEC on September 14, 1999, File No.
              333-84533)
      3.2     Certificate of Amendment of Amended and Restated Certificate
              of Incorporation of TriZetto, dated October 3, 2000
              (Incorporated by reference to Exhibit 3.1 of TriZetto's Form
              10-Q as filed with the SEC on November 14, 2000, File No.
              000-27501)
      3.3     Certificate of Designation of Rights, Preferences and
              Privileges of Series A Junior Participating Preferred Stock
              of TriZetto, dated October 17, 2000 (Incorporated by
              reference to Exhibit 3.2 of TriZetto's Form 10-Q as filed
              with the SEC on November 14, 2000, File No. 000-27501)
      3.4     Amended and Restated Bylaws of TriZetto effective as of
              October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
              TriZetto's Registration Statement on Form S-1/A, as filed
              with the SEC on August 18, 1999, File No. 333-84533)
      4.1     Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
              S-1/A as filed with the SEC on September 14, 1999, File No.
              333-84533)
      4.2     Rights Agreement, dated October 2, 2000, by and between
              TriZetto and U.S. Stock Transfer Corporation (Incorporated
              by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as
              filed with the SEC on October 19, 2000, File No. 000-27501)

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     10.1*    First Amended and Restated 1998 Stock Option Plan
              (Incorporated by reference to Exhibit 4.1 of TriZetto's Form
              S-8 as filed with the SEC on August 7, 2000, File No.
              333-43220)
     10.2*    Form of 1998 Incentive Stock Option Agreement (Incorporated
              by reference to Exhibit 10.2 of TriZetto's Registration
              Statement on Form S-1 as filed with the SEC on August 5,
              1999, File No. 333-84533)
     10.3*    Form of 1998 Non-Qualified Stock Option Agreement
              (Incorporated by reference to Exhibit 10.3 of TriZetto's
              Registration Statement on Form S-1 as filed with the SEC on
              August 5, 1999, File No. 333-84533)
     10.4*    1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto's Registration Statement on Form
              S-1/A as filed with the SEC on August 18, 1999, File No.
              333-84533)
     10.5*    RIMS Stock Option Plan (Incorporated by reference to Exhibit
              4.1 of TriZetto's Form S-8 as filed with the SEC on December
              21, 2000, File No. 000-27501)
     10.6*    Employment Agreement, dated April 30, 1998, by and between
              TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto's Registration Statement on Form
              S-1 as filed with the SEC on August 5, 1999, File No.
              333-84533)
     10.7     Promissory Note, dated April 30, 1998, by and between
              TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto's Registration Statement on Form
              S-1 as filed with the SEC on August 5, 1999, File No.
              333-84533)
     10.8     Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
              S-1 as filed with the SEC on August 5, 1999, File No.
              333-84533)
     10.9     Form of Restricted Stock Agreement between TriZetto and
              certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the
              SEC on August 14, 2000, File No. 000-27501)
     10.10*   Form of Change of Control Agreement entered into by and
              between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the
              SEC on May 15, 2000, File No. 000-27501)
     10.11    First Amended and Restated Investor Rights Agreement, dated
              April 9, 1999 by and among Raymond Croghan, Jeffrey
              Margolis, TriZetto, and Series A and Series B Preferred
              Stockholders (Incorporated by reference to Exhibit 10.8 of
              TriZetto's Registration Statement on Form S-1/A, as filed
              with the SEC on August 18, 1999, File No. 333-84533)
     10.12    Office Lease Agreement, dated April 26, 1999, between St.
              Paul Properties, Inc. and TriZetto (including addendum)
              (Incorporated by reference to Exhibit 10.10 of TriZetto's
              Registration Statement on Form S-1 as filed with the SEC on
              August 5, 1999, File No. 333-84533)
     10.13    Sublease Agreement, dated December 18, 1998, between TPI
              Petroleum, Inc. and TriZetto (including underlying Office
              Lease Agreement by and between St. Paul Properties, Inc. and
              Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
              TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)
     10.14    First Modification and Ratification of Lease, dated November
              1, 1999, by and between TriZetto and St. Paul Properties,
              Inc. (Incorporated by reference to Exhibit 10.22 of
              TriZetto's Form 10-K as filed with the SEC on March 30,
              2000, File No. 000-27501)

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     10.15    Second Modification and Ratification of Lease, dated
              December 1999, by and between TriZetto and St. Paul
              Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto's Form 10-K as filed with the SEC on March 30,
              2000, File No. 000-27501)
     10.16    Third Modification and Ratification of Lease, dated January
              15, 2000, by and between TriZetto and St. Paul Properties,
              Inc.
     10.17    Fourth Modification and Ratification of Lease, dated October
              15, 2000, by and between TriZetto and St. Paul Properties,
              Inc.
     10.18    Form of Voting Agreement (Incorporated by reference to
              Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on
              May 19, 2000, File No. 000-27501)
     10.19+   Secured Term Note, dated September 11, 2000, payable by
              TriZetto and each of TriZetto's subsidiaries to Heller
              Healthcare Finance, Inc. (Incorporated by reference to
              Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)
     10.20+   Loan and Security Agreement, dated September 11, 2000, by
              and among TriZetto, each of TriZetto's subsidiaries, and
              Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto's Form 10-Q as filed with the
              SEC on November 14, 2000, File No. 000-27501)
     10.21    Revolving Credit Note, dated September 11, 2000, payable by
              TriZetto and each of TriZetto's subsidiaries to Heller
              Healthcare Finance, Inc. (Incorporated by reference to
              Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)
     10.22    Amendment No. 1 to Loan and Security Agreement, dated
              October 17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
              (Incorporated by reference to Exhibit 10.4 of TriZetto's
              Form 10-Q as filed with the SEC on November 14, 2000, File
              No. 000-27501)
     10.23    Amended and Restated Revolving Credit Note, dated October
              17, 2000, payable by TriZetto and each of TriZetto's
              subsidiaries to Heller Healthcare Finance, Inc.
              (Incorporated by reference to Exhibit 10.5 of TriZetto's
              Form 10-Q as filed with the SEC on November 14, 2000, File
              No. 000-27501)
     10.24+   Amendment No. 2 to Loan and Security Agreement, dated
              December 28, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
     10.25    Second Amended and Restated Revolving Credit Note, dated
              December 28, 2000, payable by TriZetto and each of
              TriZetto's subsidiaries to Heller Healthcare Finance, Inc.
     10.26    Bank One Credit Facility (including Promissory Note,
              Business Loan Agreement and Commercial Pledge and Security
              Agreement), dated October 27, 1999 (Incorporated by
              reference to Exhibit 10.21 of TriZetto's Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)
     10.27    Amendment to Bank One Credit Facility, dated June 22, 2000
              (including Promissory Note Modification Agreement, Business
              Loan Agreement and Commercial Pledge and Security Agreement)
     10.28    Amendment to Bank One Credit Facility, dated November 4,
              2000 (including Change in Terms Agreement)

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    -------                      ----------------------
     10.29+   Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated
     10.30    Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated
     21.1     Current Subsidiaries of TriZetto
     23.1     Consent of PricewaterhouseCoopers LLP

- ---------------
* This exhibit is identified as a management contract or compensatory plan or arrangement of TriZetto pursuant to Item 14(a) of Form 10-K.

+ Certain exhibits to, and schedules delivered in connection with, this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TriZetto agrees to supplementary furnish to the SEC a copy of any such exhibit or schedule upon request.

(b) REPORTS ON FORM 8-K.

     On October 17, 2000, we filed a Form 8-K (Item 2) relating to the consummation of the transactions contemplated by the Agreement and Plan of Organization which we entered into with Elbejay Acquisition Corp., IMS Health Incorporated, and Erisco Managed Care Technologies, Inc. on May 16, 2000, pursuant to which Erisco merged with and into Elbejay resulting in Erisco becoming a wholly owned subsidiary of TriZetto. On December 4, 2000, in connection with our filing of a Registration Statement on Form S-3, we filed a Form 8-K (Item 5) in order to update, through September 30, 2000, the Erisco financial statements and pro forma financial information that were filed in our proxy statement dated September 7, 2000 relating to such transaction.

     On December 18, 2000, we filed a Form 8-K (Item 2) relating to our acquisition of all of the issued and outstanding capital stock of Resource Information Management Systems, Inc. On February 14, 2001, we filed a Form 8-K/A containing financial statements of the business acquired and pro forma financial information relating to such transaction.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

                                          THE TRIZETTO GROUP, INC.

                                          By:   /s/ JEFFREY H. MARGOLIS
                                            ------------------------------------
                                                    Jeffrey H. Margolis,
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

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

               SIGNATURE                                   TITLE                          DATE
               ---------                                   -----                          ----

        /s/ JEFFREY H. MARGOLIS          President, Chief Executive Officer and      March 30, 2001
- ---------------------------------------  Chairman of the Board (Principal executive
          Jeffrey H. Margolis            officer)

       /s/ MICHAEL J. SUNDERLAND         Senior Vice President of Finance, Chief     March 30, 2001
- ---------------------------------------  Financial Officer and Secretary (Principal
         Michael J. Sunderland           financial and accounting officer)

      /s/ WILLARD A. JOHNSON, JR.        Director                                    March 30, 2001
- ---------------------------------------
        Willard A. Johnson, Jr.

         /s/ DONALD J. LOTHROP           Director                                    March 30, 2001
- ---------------------------------------
           Donald J. Lothrop

         /s/ WILLIAM E. FISHER           Director                                    March 30, 2001
- ---------------------------------------
           William E. Fisher

          /s/ PAUL F. LEFORT             Director                                    March 30, 2001
- ---------------------------------------
            Paul F. LeFort

           /s/ ERIC D. SIPF              Director                                    March 30, 2001
- ---------------------------------------
             Eric D. Sipf

          /s/ DAVID M. THOMAS            Director                                    March 30, 2001
- ---------------------------------------
            David M. Thomas

                            THE TRIZETTO GROUP, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-2
Consolidated Balance Sheets -- December 31, 2000 and 1999...     F-3
Consolidated Statements of Operations -- For the years ended
  December 31, 2000, 1999 and 1998..........................     F-4
Consolidated Statements of Comprehensive Loss...............     F-5
Consolidated Statement of Stockholders' Equity
  (Deficit) -- For the years ended December 31, 2000, 1999
  and 1998..................................................     F-6
Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2000, 1999 and 1998..........................     F-7
Notes to Consolidated Financial Statements..................     F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................    F-33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The TriZetto Group, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The TriZetto Group, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 21, 2001

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,865    $18,849
  Short-term investments....................................     3,019      5,957
  Restricted cash...........................................     1,500         --
  Accounts receivable, less allowance for doubtful accounts
    of $1,220 and $597, respectively........................    18,102      8,228
  Current portion of note receivable........................     2,263         --
  Notes receivable from related parties.....................       277         25
  Prepaid expenses and other current assets.................     4,444      1,776
  Income tax receivable.....................................       449        440
                                                              --------    -------
    Total current assets....................................    53,919     35,275
  Property and equipment, net...............................    25,623     10,797
  Capitalized software products, net........................       479         --
  Long-term investments.....................................        --      1,230
  Note receivable from related party........................        25        525
  Notes receivable..........................................       313         --
  Goodwill and other intangible assets, net.................   281,607     20,326
  Other assets..............................................     1,785        265
                                                              --------    -------
    Total assets............................................  $363,751    $68,418
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................  $    343    $   623
  Equipment lease and revolving lines of credit.............    12,089        293
  Capital lease obligations.................................     2,123        941
  Accounts payable..........................................     9,502      3,102
  Accrued liabilities.......................................    19,967      9,172
  Income taxes payable......................................       482         22
  Deferred revenue..........................................    16,991        241
  Other liabilities.........................................       263         --
                                                              --------    -------
    Total current liabilities...............................    61,760     14,394
  Notes payable.............................................       264        504
  Other long-term liabilities...............................     1,146         --
  Capital lease obligations.................................     3,303      1,544
  Equipment lease line of credit............................       873        680
  Deferred revenue..........................................     1,834         --
  Deferred taxes............................................    25,141         --
                                                              --------    -------
    Total liabilities.......................................    94,321     17,122
                                                              --------    -------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value, shares authorized:
    4,000 (5,000 authorized net of 1,000 designated as
    Series A Junior Participating Preferred), shares issued
    and outstanding: zero in 2000 and 1999..................        --         --
  Series A Junior Participating Preferred stock: $0.001 par
    value; shares authorized 1,000: shares issued and
    outstanding: zero in 2000 and 1999......................        --         --
  Common stock: $0.001 par value; Shares authorized: 95,000
  Shares issued and outstanding: 36,597 in 2000 and 20,923
    in 1999.................................................        35         20
Additional paid-in capital..................................   330,061     66,215
Notes receivable from stockholders..........................       (41)       (41)
Deferred stock compensation.................................    (9,263)    (5,786)
Accumulated other comprehensive income......................         8         --
Accumulated deficit.........................................   (51,370)    (9,112)
                                                              --------    -------
  Total stockholders' equity................................   269,430     51,296
                                                              --------    -------
        Total liabilities and stockholders' equity..........  $363,751    $68,418
                                                              ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               2000         1999        1998
                                                             ---------    --------    --------
                                                                      (IN THOUSANDS)
Revenue:
  Recurring revenue........................................  $ 61,811     $19,448     $ 5,300
  Non-recurring revenue....................................    27,245      13,478       6,131
                                                             --------     -------     -------
Total revenue..............................................    89,056      32,926      11,431
                                                             --------     -------     -------
Cost of revenue:
  Recurring revenue(1).....................................    54,929      17,350       3,978
  Non-recurring revenue(2).................................    20,089      10,037       3,498
                                                             --------     -------     -------
Total cost of revenue......................................    75,018      27,387       7,476
                                                             --------     -------     -------
Gross profit...............................................    14,038       5,539       3,955
                                                             --------     -------     -------
Operating expenses:
  Research and development(3)..............................     8,463       2,394       1,084
  Selling, general and administrative(4)...................    34,144       9,366       2,887
  Amortization of goodwill and acquired intangibles........    18,622         783          --
  Write-off of acquired in-process technology..............     1,426       1,407          --
                                                             --------     -------     -------
     Total operating expenses..............................    62,655      13,950       3,971
                                                             --------     -------     -------
Loss from operations.......................................   (48,617)     (8,411)        (16)
Interest income............................................     1,394         527         210
Interest expense...........................................      (883)       (256)        (52)
                                                             --------     -------     -------
Income (loss) before income taxes..........................   (48,106)     (8,140)        142
Provision for (benefit of) income taxes....................    (5,848)       (213)         82
                                                             --------     -------     -------
  Net income (loss)........................................  $(42,258)    $(7,927)    $    60
                                                             ========     =======     =======
Net income (loss) per share:
  Basic....................................................  $  (1.80)    $ (0.85)    $  0.01
                                                             ========     =======     =======
  Diluted..................................................  $  (1.80)    $ (0.85)    $  0.00
                                                             ========     =======     =======
Shares used in computing net income (loss) per share:
  Basic....................................................    23,444       9,376       4,937
                                                             ========     =======     =======
  Diluted..................................................    23,444       9,376      12,783
                                                             ========     =======     =======

- ---------------
(1) Cost of recurring revenue includes $528, $294 and $11 of amortization of deferred stock compensation for the years ended December 31, 2000, 1999, and 1998, respectively.

(2) Cost of non-recurring revenue includes $294, $286 and $8 of amortization of deferred stock compensation for the years ended December 31, 2000, 1999, and 1998, respectively.

(3) Research and development includes $69, $23 and $1 of amortization of deferred stock compensation for the years ended December 31, 2000, 1999, and 1998, respectively.

(4) Selling, general and administrative includes $1,043, $454 and $2 of amortization of deferred stock compensation for the years ended December 31, 2000, 1999, and 1998, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2000         1999        1998
                                                              ----------    ---------    ------
                                                                       (IN THOUSANDS)
Net income (loss)...........................................   $(42,258)     $(7,927)      $60
Other comprehensive income:
  Foreign currency translation gain.........................          8           --        --
                                                               --------      -------       ---
Comprehensive income (loss).................................   $(42,250)     $(7,927)      $60
                                                               ========      =======       ===

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                      NOTES                       ACCUMULATED
                                                     COMMON STOCK     ADDITIONAL    RECEIVABLE      DEFERRED         OTHER
                                                    ---------------    PAID-IN         FROM          STOCK       COMPREHENSIVE
                                                    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION      INCOME
                                                    ------   ------   ----------   ------------   ------------   -------------
Balance, December 31, 1997........................   9,693    $10      $    463       $ (13)        $    --           $--
Issuance of common stock..........................      75     --             9          --              --            --
Issuance of common stock for note receivable......     390     --            53         (53)             --            --
Repurchase of common stock........................    (941)    (1)          (67)         --              --            --
Payments on notes receivable......................      --     --            --          25              --            --
Notes issued to stockholders......................      --     --            --        (700)             --            --
Deferred stock compensation related to employee
 stock options....................................      --     --           482          --            (482)           --
Amortization of deferred stock compensation.......      --     --            --          --              22            --
Net income........................................      --     --            --          --              --            --
                                                    ------    ---      --------       -----         -------           ---
Balance, December 31, 1998........................   9,217      9           940        (741)           (460)           --
Issuance of common stock to purchase Creative
 Business Solutions, Inc. and HealthWeb Systems,
 Ltd. ............................................     655      1         1,145          --              --            --
Issuance of common stock to purchase assets of
 Management & Technology Solutions, Inc. .........      60     --           140          --              --            --
Issuance of common stock for purchase of Novalis
 Corporation......................................     549      1         8,999          --              --            --
Issuance of common stock for purchase of Finserv
 Health Care Systems, Inc. .......................      49     --         1,499          --              --            --
Repurchase of common stock in exchange for notes
 receivable from stockholders.....................    (563)    (1)           (3)        700              --            --
Deferred stock compensation related to employee
 stock options....................................      --     --         6,383          --          (6,383)           --
Amortization of deferred stock compensation.......      --     --            --          --           1,057            --
Stock compensation................................      --     --            53          --              --            --
Repurchase common stock...........................      (6)    --            --          --              --            --
Exercise of common stock options and warrants.....     206     --           141          --              --            --
Issuance of common stock related to initial public
 offering, net of offering costs of $4,324........   4,480      4        35,992          --              --            --
Conversion of preferred stock to common stock.....   6,276      6        10,926          --              --            --
Net loss..........................................      --     --            --          --              --            --
                                                    ------    ---      --------       -----         -------           ---
Balance, December 31, 1999........................  20,923     20        66,215         (41)         (5,786)           --
Issuance of common stock to purchase Healthcare
 Media Enterprises, Inc. .........................     223     --         5,189          --              --            --
Issuance of common stock to purchase Erisco
 Managed Care Technologies, Inc. .................  12,143     12       192,911          --              --            --
Issuance of common stock to purchase Resource
 Information Management Systems, Inc. ............   2,588      3        54,862          --              --            --
Issuance of common stock in exchange for
 services.........................................       4     --            99          --              --            --
Value of options assumed for Resource Information
 Management Systems, Inc. acquisition.............      --     --         4,718          --              --            --
Issuance of stock warrants........................      --     --         1,716          --              --            --
Cancellation of Novalis Corporation escrowed
 shares...........................................    (114)    --        (2,206)         --              --            --
Deferred stock compensation related to restricted
 stock grants.....................................     325     --         5,070          --          (5,070)           --
Deferred stock compensation related to employee
 stock options....................................      --     --           341          --            (341)           --
Amortization of deferred stock compensation.......      --     --            --          --           1,934            --
Exercise of common stock options..................     443     --           316          --              --            --
Employee purchase of common stock.................      62     --           830          --              --            --
Foreign currency translation gain.................      --     --            --          --              --             8
Net loss..........................................      --     --            --          --              --            --
                                                    ------    ---      --------       -----         -------           ---
Balance, December 31, 2000........................  36,597    $35      $330,061       $ (41)        $(9,263)          $ 8
                                                    ======    ===      ========       =====         =======           ===

                                                      RETAINED         TOTAL
                                                      EARNINGS     STOCKHOLDERS'
                                                    (ACCUMULATED      EQUITY
                                                      DEFICIT)       (DEFICIT)
                                                    ------------   -------------
Balance, December 31, 1997........................    $    103       $    563
Issuance of common stock..........................          --              9
Issuance of common stock for note receivable......          --             --
Repurchase of common stock........................        (652)          (720)
Payments on notes receivable......................          --             25
Notes issued to stockholders......................          --           (700)
Deferred stock compensation related to employee
 stock options....................................          --             --
Amortization of deferred stock compensation.......          --             22
Net income........................................          60             60
                                                      --------       --------
Balance, December 31, 1998........................        (489)          (741)
Issuance of common stock to purchase Creative
 Business Solutions, Inc. and HealthWeb Systems,
 Ltd. ............................................          --          1,146
Issuance of common stock to purchase assets of
 Management & Technology Solutions, Inc. .........          --            140
Issuance of common stock for purchase of Novalis
 Corporation......................................          --          9,000
Issuance of common stock for purchase of Finserv
 Health Care Systems, Inc. .......................          --          1,499
Repurchase of common stock in exchange for notes
 receivable from stockholders.....................        (696)            --
Deferred stock compensation related to employee
 stock options....................................          --             --
Amortization of deferred stock compensation.......          --          1,057
Stock compensation................................          --             53
Repurchase common stock...........................          --             --
Exercise of common stock options and warrants.....          --            141
Issuance of common stock related to initial public
 offering, net of offering costs of $4,324........          --         35,996
Conversion of preferred stock to common stock.....          --         10,932
Net loss..........................................      (7,927)        (7,927)
                                                      --------       --------
Balance, December 31, 1999........................      (9,112)        51,296
Issuance of common stock to purchase Healthcare
 Media Enterprises, Inc. .........................          --          5,189
Issuance of common stock to purchase Erisco
 Managed Care Technologies, Inc. .................          --        192,923
Issuance of common stock to purchase Resource
 Information Management Systems, Inc. ............          --         54,865
Issuance of common stock in exchange for
 services.........................................          --             99
Value of options assumed for Resource Information
 Management Systems, Inc. acquisition.............          --          4,718
Issuance of stock warrants........................          --          1,716
Cancellation of Novalis Corporation escrowed
 shares...........................................          --         (2,206)
Deferred stock compensation related to restricted
 stock grants.....................................          --             --
Deferred stock compensation related to employee
 stock options....................................          --             --
Amortization of deferred stock compensation.......          --          1,934
Exercise of common stock options..................          --            316
Employee purchase of common stock.................          --            830
Foreign currency translation gain.................          --              8
Net loss..........................................     (42,258)       (42,258)
                                                      --------       --------
Balance, December 31, 2000........................    $(51,370)      $269,430
                                                      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2000         1999         1998
                                                              --------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(42,258)     $(7,927)     $    60
  Adjustments to reconcile net income (loss) to net
    Cash provided by (used in) operating activities:
    Provision for doubtful accounts.........................     1,357          505          203
    Common stock issued for services rendered...............        99           53           --
    Amortization of deferred stock compensation.............     1,934        1,057           22
    Amortization of deferred stock warrants.................        82           --           --
    Write-off of acquired in-process technology.............     1,426        1,407           --
    Forgiveness of notes receivable.........................        29           32           --
    Deferred taxes..........................................    (5,636)        (187)         (83)
    Loss on disposal of property and equipment..............       234           --          187
    Depreciation and amortization of property and
      equipment.............................................     5,262        1,633          161
    Amortization of intangibles.............................    18,622          783           --
  Changes in assets and liabilities (net of acquisitions):
    Restricted cash.........................................    (1,500)          --           --
    Accounts receivable.....................................    (1,639)      (3,080)      (2,127)
    Prepaid expenses and other current assets...............    (1,339)      (1,271)         (75)
    Income tax receivable...................................        (9)         (34)        (406)
    Notes receivable........................................       357           --           --
    Accounts payable........................................     3,700        1,364           32
    Accrued liabilities.....................................     3,531        5,190          976
    Deferred revenue........................................     3,931          241         (248)
    Other...................................................      (739)        (110)         (16)
                                                              --------      -------      -------
      Net cash used in operating activities.................   (12,556)        (344)      (1,314)
                                                              --------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term and long-term investments, net.........     4,168       (7,187)          --
  Purchase of property and equipment and software
    licenses................................................    (7,328)      (3,208)        (750)
  Purchase of MedPartners' assets...........................        --       (2,630)          --
  Net cash acquired in (paid for) acquisitions..............    27,392       (7,338)          --
  Payment of acquisition-related costs......................    (7,265)      (2,657)          --
  Other.....................................................    (2,206)          --           --
                                                              --------      -------      -------
      Net cash provided by (used in) investing activities...    14,761      (23,020)        (750)
                                                              --------      -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............        --       35,996            9
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net........................        --        4,483        6,449
  Repurchases of common stock...............................        --           --         (720)
  Proceeds from issuance of notes payable...................        --           --           56
  Proceeds from revolving line of credit, net...............    11,438           --           --
  Payments on notes payable.................................    (9,689)      (1,275)         (32)
  Proceeds from term note...................................     4,000           --           --
  Payments on term note.....................................    (4,000)        (265)          --
  Proceeds from equipment line of credit....................     1,855           --           --
  Payments on equipment line of credit......................      (565)          --           --
  Payments on capital leases................................    (1,382)        (448)         (15)
  Issuance of notes receivable..............................        --           --         (800)
  Repayment of notes receivable.............................        --           30           25
  Employee exercise of stock options........................       316           11           --
  Employee purchase of common stock.........................       830           --           --
                                                              --------      -------      -------
      Net cash provided by financing activities.............     2,803       38,532        4,972
                                                              --------      -------      -------
  Net increase in cash and cash equivalents.................     5,008       15,168        2,908
  Effect of exchange rate changes on cash and cash
    equivalents.............................................         8           --           --
  Cash and cash equivalents at beginning of year............    18,849        3,681          773
                                                              --------      -------      -------
  Cash and cash equivalents at end of year..................  $ 23,865      $18,849      $ 3,681
                                                              ========      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

     The TriZetto Group, Inc. (the "Company"), was incorporated in the state of Delaware on May 27, 1997. The Company is a provider of remotely hosted software applications, both third-party packaged and proprietary software, and related services used primarily in the healthcare industry. The Company also develops and supports software products for the healthcare industry. Additionally, the Company offers an Internet browser application that serves as a portal for the exchange of healthcare information and services over the Internet. The Company provides access to its hosted applications either through the Internet or through traditional networks. The Company markets and sells its software and services to customers primarily in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

  Liquidity and capital resources

     The Company has incurred net losses of $42.2 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively, has an accumulated deficit of $51.4 million at December 31, 2000 and has used cash in operating activities of $12.6 million and $344,000 for the years ended December 31, 2000 and 1999, respectively. The Company has funded its financial needs primarily through the net proceeds received through its initial public offering in 1999 as well as other equity (Note 9) and debt financing (Note 6). Also, in connection with the Company's acquisition of Erisco Managed Care Technologies, Inc. in October 2000 (Note 12), the Company acquired a cash balance of approximately $32.0 million. The Company has total cash and cash equivalents, short-term investments, and restricted cash of $28.4 million and a net working capital deficiency of $7.8 million at December 31, 2000. Based on the Company's current operating plan, management believes existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company's working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The following tables summarize the revenues and accounts receivable balances from customers in excess of 10% of total revenues and total accounts receivable balances, respectively:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
REVENUES:
  Company A.................................................   15%     --      --
  Company B.................................................   15%     --      --
  Company C.................................................   --      16%     42%
  Company D.................................................   --      --      11%
  Company E.................................................   --      19%     --
  Company F.................................................   --      --      --
  Company G.................................................   --      --      --

                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
ACCOUNTS RECEIVABLE:
  Company A.................................................   --      --      --
  Company B.................................................   --      --      --
  Company C.................................................   --      --      56%
  Company D.................................................   --      --      --
  Company E.................................................   --      --      --
  Company F.................................................   --      13%     --
  Company G.................................................   10%     --      --

  Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Investments

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders' equity, net of tax, until realized. Interest income is recorded using the effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as short-term. At December 31, 2000 and 1999, the carrying value approximated fair value. Investments consist of corporate bonds and debt securities.

  Property and equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, equipment and software are depreciated over five years and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over their estimated useful lives or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

  Goodwill and other intangible assets

     Goodwill arising from the Company's acquisitions is being amortized on a straight-line basis over their estimated lives of three to seven years. Other intangible assets arising from the Company's acquisitions consist of acquired work force, customer lists, core technology and trade names which are being amortized on a straight-line basis over their estimated useful lives of two to five, five, three to four and five years, respectively. Software technology rights are amortized on a straight-line basis over the lesser of the contract term or five years.

  Long-lived assets

     Long-lived assets and intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

  Revenue recognition

     The Company has adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in the financial statements filed with the SEC. The adoption of SAB 101 had no material impact on the financial statements.

     The Company's revenue is classified into two categories: (i) recurring or multi-year contractually-based revenue and (ii) revenue generated from non-recurring agreements. Revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company generates recurring revenue from several sources, including the sale of maintenance and support on its software products, and from the hosting of application services. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from application services is subscription-based and billed monthly over a contract term of typically three to seven years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring revenue from application services is recognized ratably over the term of the contract.

     The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of AICPA Statements of Position ("SOP") 97-2 "Software Revenue Recognition," SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2", and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions". Software license revenue is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company's proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

  Research and development

     Research and development costs are charged to operations as incurred.

  Software development costs

     Software development costs for new software and for enhancements to existing software are expensed as incurred until the establishment of technological feasibility. Software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized as capitalized software products and amortized to cost of revenues on a straight-line basis over the estimated useful life of the related products, generally five years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $9,000, zero and zero, respectively, and is included in cost of revenues.

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------    -------    -------
BASIC:
  Net income (loss)........................................  $(42,258)   $(7,927)   $    60
                                                             --------    -------    -------
  Weighted average common shares outstanding...............    23,444      9,376      4,937
                                                             --------    -------    -------
  Net income (loss) per share..............................  $  (1.80)   $ (0.85)   $  0.01
                                                             ========    =======    =======
DILUTED:
  Net income (loss)........................................  $(42,258)   $(7,927)   $    60
                                                             --------    -------    -------
  Weighted average common shares outstanding...............    23,444      9,376      4,937
  Preferred stock..........................................        --         --      2,888
  Options to purchase common stock.........................        --         --        305
  Common stock subject to repurchase.......................        --         --      4,640
  Warrants.................................................        --         --         13
                                                             --------    -------    -------
  Total weighted common stock and common stock
     equivalents...........................................    23,444      9,376     12,783
                                                             --------    -------    -------
  Net income (loss) per share..............................  $  (1.80)   $ (0.85)   $  0.00
                                                             ========    =======    =======
ANTIDILUTIVE SECURITIES:
  Shares held in escrow....................................       686        518         --
  Options to purchase common stock.........................     5,170      3,479         --
  Unvested portion of restricted stock.....................       325         --         --
  Common stock subject to repurchase.......................        --      1,698         --
  Warrants.................................................       300         --         --
                                                             --------    -------    -------
                                                                6,481      5,695         --
                                                             ========    =======    =======

  Comprehensive income

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income (loss) is defined as net income (loss) plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income (loss) in accordance with generally accepted accounting principles.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes methods of accounting and reporting for derivative instruments and hedging activities and is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS 133 will not have a material impact on the Company's financial statements.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

3. PROPERTY AND EQUIPMENT

     Property and equipment, net, consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               2000         1999
                                                              -------      -------
                                                                 (IN THOUSANDS)
PROPERTY AND EQUIPMENT
  Computer equipment........................................  $16,198      $ 7,166
  Furniture and fixtures....................................    4,197        1,607
  Equipment.................................................    2,026          841
  Software..................................................    6,331        2,401
  Leasehold improvements....................................    2,838          187
                                                              -------      -------
                                                               31,590       12,202
Less: Accumulated depreciation..............................   (5,967)      (1,405)
                                                              -------      -------
                                                              $25,623      $10,797
                                                              =======      =======

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $4.6 million, $1.1 million and $118,000, respectively. Included in property and equipment at December 31, 2000 and December 31, 1999 is equipment acquired under capital leases totaling approximately $10.0 million and $4.1 million, respectively, and related accumulated depreciation of $3.0 million and $538,000, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets, net, consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
INTANGIBLE ASSETS
  Goodwill..................................................  $180,075    $ 8,272
  Acquired workforce........................................    19,319      1,687
  Customer lists............................................    37,961      4,184
  Core technology...........................................    52,713      4,527
  Software licenses.........................................     2,947      2,707
  Trade names...............................................     8,870         --
                                                              --------    -------
                                                               301,885     21,377
Less: Accumulated amortization..............................   (20,278)    (1,051)
                                                              --------    -------
                                                              $281,607    $20,326
                                                              ========    =======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                              -------------------
                                                               2000         1999
                                                              -------      ------
                                                                (IN THOUSANDS)
ACCRUED LIABILITIES
  Accrued payroll and benefits..............................  $ 8,779      $4,080
  Accrued professional fees.................................      966         477
  Accrued acquisition expenses..............................    2,393       2,445
  Other.....................................................    7,829       2,170
                                                              -------      ------
                                                              $19,967      $9,172
                                                              =======      ======

6. NOTES PAYABLE AND LINES OF CREDIT

     In September 2000, the Company executed a Secured Term Note facility with a lending institution for a total available amount of $10.0 million. A total of $4.0 million was borrowed under a Secured Term Note. The Company subsequently paid the outstanding balance on its existing line of credit of $2.7 million from borrowings under the Secured Term Note. The Secured Term Note was due and repaid by the Company in October 2000, after the acquisition of Erisco was consummated.

     In September 2000, the Company also entered into a Loan and Security Agreement and Revolving Credit Note with the same lender, providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility became effective upon repayment of any outstanding balance on the Secured Term Note. In October and December 2000, the Loan and Security Agreement and Revolving Credit Note were amended to include Erisco and RIMS, respectively, as additional borrowers. The revolving credit facility is secured by all of the Company's receivables and expires in September 2002.

     Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit facility is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants that the Company must adhere to during the term of the agreement, including a tangible net worth, as defined, of at least $12.0 million and the generation of a minimum monthly net earnings before interest, depreciation and amortization and minimum cash balances, as defined in the Loan and Security Agreement. As of December 31, 2000, the Company had outstanding borrowings on the revolving line of credit of $11.4 million.

     In December 1999, the Company entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit has a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2000 totaled approximately $1.5 million and are collateralized by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

     In January 1999, the Company entered into a financing agreement for $675,000 in order to acquire a software license. The non-interest bearing note (imputed interest rate of 7.80%) is due in sixty equal monthly installments. Borrowings under the financing agreement are collateralized by the

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

software that the Company purchased with the note proceeds. At December 31, 2000, there was approximately $369,000 principal balance remaining on the note.

     In connection with the acquisition of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 (Note 12), the Company issued notes of $270,000. The notes bear interest at 8.00% per annum and the interest is payable annually in arrears. Fifty percent of the principal balance is payable on the first anniversary and fifty percent is payable on the second anniversary of the issue date. At December 31, 2000, there was $135,000 principal balance remaining on the notes.

     In May 1999, the Company entered into a financing agreement for approximately $1.1 million. The amount is due in twelve equal monthly installments and bears interest at 10% per annum. Borrowings under the financing agreement are collateralized by the license that the Company purchased from the lender. At December 31, 1999, there was $386,000 principal balance remaining on the note. The debt was paid in full in April 2000.

     In March 1999, the Company entered into a revolving line of credit agreement with a financial institution. In October 1999, the Company entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in December 2001. Borrowings under the line of credit bear interest at prime plus 0.50% and are collateralized by corresponding cash balances on deposit classified as restricted cash on balance sheet. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that the Company must adhere to during the term of the agreement including restrictions on the payment of dividends. As of December 31, 2000, there were no outstanding borrowings on the line of credit. The Company has outstanding seven standby letters of credit in the aggregate amount of $1.5 million which serve as security deposits for the Company's capital leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Notes payable and lines of credit consist of the following at December 31:

                                                       NOTES PAYABLE      LINES OF CREDIT
                                                      ---------------    -----------------
                                                      2000      1999       2000      1999
                                                      -----    ------    --------    -----
Revolving credit facility of $15.0 million, interest
  at prime plus 1.5% (11.0% at December 31, 2000),
  payable monthly in arrears........................  $  --    $   --    $ 11,438    $  --
Equipment lease line of credit, secured by
  equipment, due in monthly installments through
  June 2003, with interest rates between 9.72% and
  10.18%............................................     --        --       1,524      973
Financing agreement, collateralized by software
  license purchased (imputed interest rate of 7.80%)
  due in equal monthly installments through January
  2004..............................................    369       471
Related party note issued in connection with the
  acquisition of CBS and HealthWeb, due in February
  2001, interest at 8%, payable annually in
  arrears...........................................    135       270
Note payable to lending institution, collateralized
  by license purchased, due in equal monthly
  installments, interest at 10% per annum...........     --       386
Other obligations due in monthly installments
  through October 2002, with interest rates up to
  prime plus 1.5% (11.0% at December 31, 2000)......    103        --
                                                      -----    ------    --------    -----
Total notes payable and lines of credit.............    607     1,127      12,962      973
Less: Current portion...............................   (343)     (623)    (12,089)    (293)
                                                      -----    ------    --------    -----
                                                      $ 264    $  504    $    873    $ 680
                                                      =====    ======    ========    =====

     Future principal payments of notes payable at December 31, 2000 are as follows:

            FOR THE PERIODS ENDING DECEMBER 31,               NOTES PAYABLE    LINES OF CREDIT
            -----------------------------------               -------------    ---------------
     2001...................................................      $ 343           $ 12,089
     2002...................................................        124                718
     2003...................................................        129                155
     2004...................................................         11                 --
     2005...................................................         --                 --
                                                                  -----           --------
                                                                    607             12,962
Less: Current portion.......................................       (343)           (12,089)
                                                                  -----           --------
                                                                  $ 264           $    873
                                                                  =====           ========

7. RELATED PARTY TRANSACTIONS

     In September 1997, the Company entered into a $520,000 financing agreement, bearing interest at 9% and payable quarterly beginning January 1, 1998. A member of the Company's Board of Directors owns 50% of the financing company. The principal amount was due October 1, 2002. In connection with the financing agreement, the Company issued to the financing company warrants to purchase 162,595 shares of common stock with an exercise price of $0.80 per share (Note
9). In August 1999, the warrant to purchase 162,595 shares of common stock was exercised. The exercise price was applied to the principal under the financing agreement, reducing the principal amount by $130,000. In October 1999, the Company paid off the remaining principal balance of $390,000.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has a note receivable from an officer of the Company. The note accrues interest at 6.5% per annum. The principal and accrued interest will be forgiven annually over a four year period beginning April 30, 1999 provided the officer is an employee of the Company. In the event of termination of the officer's employment with the Company the note and accrued interest become due and payable immediately. At December 31, 2000, the note receivable from related party was $50,000.

     In June 1998 and October 1998, the Company issued full recourse promissory notes to certain officers for $200,000 and $500,000, respectively. The promissory notes were collateralized by 200,000 and 362,319 shares, respectively, of common stock, bore annual interest at 8% and were payable in 1999, or earlier upon employee termination. In May and June 1999, the Company repurchased the common stock in exchange for the notes.

     In June 1999, the Company entered into an agreement with Garte & Associates, Inc. pursuant to which the Company would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. Harvey Garte, the Company's Vice President of Corporate Development, is the sole stockholder of Garte & Associates, Inc. In 1999, the Company paid a total of $256,000 to Garte & Associates, Inc. in connection with the Company's acquisitions of Novalis Corporation in November 1999 and Finserv Health Care Systems, Inc. in December 1999. In 2000, the Company paid or accrued a total of $615,000 to Garte & Associates, Inc. in connection with the Company's acquisitions of Healthcare Media Enterprises, Inc. in January 2000, Erisco Managed Care Technologies, Inc. in October 2000 and Resource Information Management Systems, Inc. in December 2000.

     In November 1999, in connection with the acquisition of Novalis Corporation, the Company received notes receivable in the aggregate amount of $475,000 from the eight former stockholders of Novalis. The notes represent the former stockholders' agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The notes accrue interest at 8.0% per annum and are payable one year from the date of acquisition, which has been extended by the Company. At December 31, 2000, the notes receivable from related parties was $252,000.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under noncancelable operating and capital leases, respectively, with various expiration dates through 2009. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $4.0 million, $1.2 million and $192,000 respectively. These amounts are net of sublease income of $78,000, $25,000 and $48,000, respectively.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2000 are as follows:

            FOR THE PERIODS ENDING DECEMBER 31,               CAPITAL LEASES    OPERATING LEASES
            -----------------------------------               --------------    ----------------
                                                                        (IN THOUSANDS)
     2001...................................................     $ 2,523            $ 7,240
     2002...................................................       1,840              6,973
     2003...................................................       1,146              6,483
     2004...................................................         450              4,808
     2005...................................................         159              3,967
     Thereafter.............................................          --              6,967
                                                                 -------            -------
Total minimum lease payments................................       6,118            $36,438
                                                                                    =======
Less: Interest..............................................        (692)
Less: Current portion.......................................      (2,123)
                                                                 -------
                                                                 $ 3,303
                                                                 =======

     In May 2000, Finserv Health Care Systems, Inc. ("Finserv"), a wholly owned subsidiary of the Company, initiated litigation against U.S. Imaging, Inc. ("USI") for breach of contract. Finserv claims that USI failed to pay fees and expenses in the amount of approximately $194,000 and that USI wrongfully and unilaterally terminated the contracts in February 2000, before the end of the term and therefore is liable for a termination fee of $250,000. Also, Finserv alleges that USI has continued to use Finserv's proprietary software after the wrongful termination of the contracts and that USI is liable for the economic damages suffered by Finserv as a result of this unauthorized use. The amount of damages, if any, remains unknown. USI has filed a counterclaim against Finserv for breach of contract, alleging that USI sustained damages in excess of $450,000 as Finserv failed to provide a variety of services within the contracts' scope. In addition, USI has claimed additional damages of approximately $2.0 million as a result of Finserv's breach of an obligation to file certain claims on USI's behalf in the bankruptcy of Dow Corning Corporation. The litigation is set for trial on April 23, 2001, but the parties have requested a continuance until after October 15, 2001. No accrual for any loss related to this matter has been made in the consolidated financial statements.

     In December 2000, the Company received notice from a third party through its legal counsel, that the Company is allegedly infringing on the third party's trademark. No damages have been specified. No accrual for any loss related to this matter has been made in the consolidated financial statements.

     In the opinion of management, the results of the above matters, individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

9. STOCKHOLDERS' EQUITY

  Common stock

     In October 1999, the Company completed its initial public offering of 4,480,000 shares of common stock, including 630,000 shares issued in connection with the exercise of the underwriters' over-allotment option, at a price of $9.00 per share, that raised approximately $36.0 million, net of underwriting discounts, commissions and other offering costs totaling approximately $4.3 million. In addition, in connection with the offering, 350,000 shares of common stock of the Company were sold by a selling stockholder at $9.00 per share, for which the Company received no proceeds. Upon the closing of the offering, all of the Company's mandatorily redeemable convertible preferred stock converted into approximately 6,276,000 shares of common stock.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     At December 31, 2000, the Company had reserved approximately 7,853,000 shares of common stock for issuance upon exercise of stock options, warrants and for shares issuable under the Employee Stock Purchase Plan. Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of preferred stockholders. The holders of each share of common stock are entitled to one vote.

  Stock option plan

     In May 1998, the Company adopted the 1998 Stock Option Plan (the "Plan") under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price. Options are to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. The options generally vest and become exercisable annually at a rate of 25% of the option grant over a four year period. The term of the options will be no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

     On November 30, 2000, in connection with the Resource Information Management Systems, Inc. ("RIMS") acquisition (Note 12), the Company adopted the RIMS Stock Option Plan based primarily upon RIMS' existing non-statutory stock option plan. Unless previously terminated by the stockholders the Plan shall terminate at the close of business on January 1, 2009, and no options shall be granted under it thereafter. Such termination shall not affect any option previously granted. Upon a business combination by the Company with any corporation or other entity, the Company may provide written notice to optionee that options shall terminate on a date not less than 14 days after the date of such notice unless theretofore exercised. In connection with such notice, the Company may, in its discretion, accelerate or waive any deferred exercise period.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Activity under the two plans was as follows (in thousands, except per share data):

                                                             OUTSTANDING OPTIONS
                                SHARES                   ----------------------------       WEIGHTED
                               AVAILABLE    NUMBER OF                       AGGREGATE       AVERAGE
                               FOR GRANT     SHARES      EXERCISE PRICE       PRICE      EXERCISE PRICE
                               ---------    ---------    ---------------    ---------    --------------
Options reserved at Plan
  inception..................    1,600           --                   --          --             --
Granted......................   (1,159)       1,159      $ 0.25 - $ 0.28     $   297         $ 0.26
Cancelled....................       10          (10)                0.25          (2)          0.25
                                ------        -----                          -------
Balances, December 31, 1998..      451        1,149        0.25 -   0.28         295           0.26
Additional options
  reserved...................    2,400
Granted......................   (2,644)       2,644        0.25 -  29.75      16,318           6.17
Exercised....................       --          (60)                0.25         (15)          0.25
Cancelled....................      254         (254)       0.25 -  20.25        (261)          1.03
                                ------        -----                          -------
Balances, December 31, 1999..      461        3,479        0.25 -  29.75      16,337           4.70
Additional options
  reserved...................    3,200           --
Granted......................   (2,386)       2,386       12.68 -  63.25      47,735          20.00
Adopted and assumed..........       --          300                 7.02       2,107           7.02
Exercised....................       --         (425)       0.25 -  14.50        (312)          0.73
Cancelled....................      570         (570)       0.25 -  57.50      (7,751)         13.58
                                ------        -----                          -------
Balances, December 31, 2000..    1,845        5,170      $ 0.25 - $63.25     $58,116         $11.24
                                ======        =====                          =======

     The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except per share data):

                                                                                 OPTIONS EXERCISABLE AT
                                                                                   DECEMBER 31, 2000
                         OPTIONS OUTSTANDING AT DECEMBER 31, 2000            ------------------------------
                 ---------------------------------------------------------     NUMBER
                     NUMBER         WEIGHTED AVERAGE          WEIGHTED       EXERCISABLE       WEIGHTED
   RANGE OF       OUTSTANDING     REMAINING CONTRACTUAL   AVERAGE EXERCISE      AS OF          AVERAGE
EXERCISE PRICE   AS OF 12/31/00       LIFE (YEARS)             PRICE          12/31/00      EXERCISE PRICE
- --------------   --------------   ---------------------   ----------------   -----------   ----------------
$ 0.25 - $ 2.60      1,864                8.00                 $ 0.87            456            $ 0.77
$ 6.50 - $ 6.50        280                8.64                   6.50             61              6.50
$ 7.02 - $ 7.02        300                8.00                   7.02            300              7.02
$12.69 - $15.25      1,979                9.65                  14.64             26             14.50
$17.81 - $20.25        332                9.08                  19.85             70             20.25
$28.75 - $38.98        268                9.02                  31.58             30             28.75
$57.50 - $63.25        147                9.13                  58.28              0              0.00
                     -----                ----                 ------            ---            ------
                     5,170                8.87                 $11.24            943            $ 5.31
                     =====                ====                 ======            ===            ======

  Stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2000, 1999 and 1998 consistent

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with the provisions of SFAS No. 123, the Company's net income would have been as follows (in thousands, except per share amounts):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000       1999      1998
                                                              --------    -------    -----
Net income (loss), as reported..............................  $(42,258)   $(7,927)   $  60
Net income (loss), pro forma................................  $(48,340)   $(8,695)   $  54
Net income (loss) per share, as reported:
  Basic.....................................................  $  (1.80)   $ (0.85)   $0.01
  Diluted...................................................  $  (1.80)   $ (0.85)   $0.00
Net income (loss) per share, pro forma:
  Basic.....................................................  $  (2.06)   $ (0.93)   $0.01
  Diluted...................................................  $  (2.06)   $ (0.93)   $0.00

     Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

     At December 31, 2000, 1999, and 1998 options exercisable under the Plan were 943,299, 241,921, and none respectively. The weighted average fair values of options granted during 2000, 1999 and 1998 were $9.31, $6.45 and $0.05, respectively.

     The fair value of each option granted prior to October 9, 1999, the date of the Company's initial public offering, was estimated on the date of grant using the minimum value method. Thereafter, the fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                            2000          1999         1998
                                                           -------    ------------    -------
Expected volatility......................................       50%         221%           --
Risk-free interest rate..................................     6.00%        6.34%         5.18%
Expected life............................................  4 years      4 years       4 years
Expected dividends.......................................       --           --            --

  Employee Stock Purchase Plan

     In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan ("Stock Purchase Plan"), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan, of which 538,476 remain available for issuance at December 31, 2000. Employees are eligible to participate if they are employed for at least 20 hours per week and for more than five months in any calendar year and who have been employed for at least 90 days. Employees who own more than 5% of the Company's outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee's compensation or $25,000.

     The Stock Purchase Plan was implemented by six month offerings with purchases occurring at six month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. In the event of a proposed dissolution or liquidation of the Company, the offering periods terminate immediately prior to the consummation of the proposed action, unless otherwise provided by the Company's

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Board of Directors. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan were 61,524 in 2000 at a weighted average purchase price of $13.66 per share.

  Deferred stock compensation

     The Company recorded deferred stock compensation related to stock options granted to employees where the exercise price is lower than the fair market value of the Company's common stock on the date of the grant. Total deferred compensation recorded for these options was $341,000, $6.4 million and $482,000 in 2000, 1999 and 1998, respectively. Additionally, the Company recorded deferred stock compensation in the amount of $5.1 million related to the issuance of restricted stock to certain employees of one of its customers in May 2000, and in connection with the acquisitions of Erisco and RIMS in October and December 2000 -- see "Restricted stock". The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock award. Amortization of deferred stock compensation expense was $1.9 million, $1.1 million and $22,000 in 2000, 1999 and 1998, respectively.

  Warrants

     In September 2000, the Company issued warrants to purchase 300,000 shares of the Company's common stock, at an exercise price of $13.50 per share and, in return, received warrants to purchase 100,000 shares of common stock of Maxicare Health Plans, Inc. at an exercise price of $1.50 per share, in connection with consummation of an Application Services Provider (ASP) agreement. The warrants were immediately exercisable upon issuance and expire in 2005. The value of the warrants was determined using a Black Scholes option pricing model. The net value of the warrants exchanged is being amortized on a straight line basis over the agreement term as a reduction of recurring revenue.

     As of December 31, 2000, the Company has reserved 300,000 shares of its common stock for the exercise of these warrants.

     In connection with the October 1997 acquisition of Croghan & Associates, the Company issued a warrant to purchase 162,595 shares of the Company's common stock at an exercise price of $0.80 per share to replace an existing warrant to purchase Croghan & Associates stock. The value of the warrant determined using the Black Scholes model was not material. In August 1999, the warrant to purchase 162,595 shares of common stock was exercised.

  Shareholder rights plan

     In September 2000, the Company's Board of Directors adopted a shareholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on October 19, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an initial exercise price of $75 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price, common stock of the Company having a market value at that time of twice the Right's exercise price. If the Company is later acquired in a merger or similar transaction, all holders of Rights (other than the Acquiring Person) may, for $75.00, purchase shares of the acquiring corporation with a market value of $150.00. Rights held by

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Acquiring Person will become void. The Rights Plan excludes from its operation IMS Health Incorporated (Note 12), and as a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on October 2, 2010, unless earlier redeemed by the Board at $0.001 per Right.

     The holders of Series A Junior Participating Preferred Stock in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash in an amount per share equal to 100 times the aggregate per share amount of all cash dividends or non-cash dividends other than a dividend payable in share of common stock.

     Each share of Series A Junior Participating Preferred Stock shall entitle its holder to 100 votes.

  Restricted stock

     In May 2000, the Company issued 13,700 shares of restricted stock pursuant to restricted stock agreements with non-employees. Pursuant to the agreements, the Company shall cancel any unvested shares of common stock upon termination of employment. Shares subject to the agreements vest over a four-year period, in equal annual installments, commencing on the first anniversary of the agreement date. The fair value of the restricted stock is determined based on a Black-Scholes pricing model at each reporting period. As of December 31, 2000, the Company cancelled 2,400 shares of unvested common stock due to an employee termination. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

     In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. ("Erisco"), the Company issued 231,404 shares of restricted stock to certain employees of Erisco. 115,702 of the shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The remaining 115,702 shares vest over a three-year period commencing on December 31, 2001 if certain revenue and operating income goals are achieved for the prior year. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

     In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. ("RIMS"), the Company issued 82,553 shares of restricted stock to certain employees of RIMS. Shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES

     The provision for (benefit of) income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000      1999     1998
                                                              -------    -----    ----
                                                                   (IN THOUSANDS)
Current
  Federal...................................................  $  (242)   $ (48)   $143
  State.....................................................       30       22      22
                                                              -------    -----    ----
                                                                 (212)     (26)    165
                                                              -------    -----    ----
Deferred
  Federal...................................................   (4,989)    (164)    (71)
  State.....................................................     (647)     (23)    (12)
                                                              -------    -----    ----
                                                               (5,636)    (187)    (83)
                                                              -------    -----    ----
          Total income tax provision (benefit)..............  $(5,848)   $(213)   $ 82
                                                              =======    =====    ====

     The Company's effective tax rate differs from the statutory rate as shown in the following schedule:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2000       1999      1998
                                                              --------    -------    ----
                                                                    (IN THOUSANDS)
Tax provision (benefit) at federal statutory rate...........  $(16,356)   $(2,768)   $48
State income taxes, net of federal benefit..................    (2,405)      (385)     7
Increase in valuation allowance.............................     7,343      1,408     --
Goodwill amortization.......................................     3,434        699     --
Amortization of deferred stock compensation.................       657        412     --
Write off of acquired in-process technology.................       485        478     --
Other.......................................................       994        (57)    27
                                                              --------    -------    ---
Tax provision (benefit).....................................  $ (5,848)   $  (213)   $82
                                                              ========    =======    ===

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Temporary differences which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 16,246    $ 5,381
  Reserves and accruals.....................................     2,096        425
  Deferred revenue..........................................       578         --
  Research credits..........................................        36         36
                                                              --------    -------
Deferred tax assets.........................................    18,956      5,842
                                                              --------    -------
Deferred tax liabilities:
  Deferred revenue..........................................        --         --
  Fixed assets..............................................        --       (446)
  Leases....................................................      (554)        --
  Depreciation..............................................      (461)        --
  Acquired intangible assets................................   (43,082)    (3,895)
  Other.....................................................        --        (93)
                                                              --------    -------
Deferred tax liabilities....................................   (44,097)    (4,434)
Valuation allowance.........................................        --     (1,408)
                                                              --------    -------
Net deferred taxes..........................................  $(25,141)   $    --
                                                              ========    =======

     Tax loss carryforwards at December 31, 2000 are approximately $27.2 million for federal purposes. The federal loss carryforward will start to expire in the year ended 2019. The ownership change provisions of the Internal Revenue Code of 1986 limit the availability of a portion of the net operating loss carryforwards. The annual limitation may result in the expiration of net operating losses before utilization.

     During 2000, the valuation allowance increased by $7.3 million due to the generation of deferred tax assets and subsequently decreased to zero due to the Company's use of the valuation allowance to offset deferred liabilities resulting from its acquisitions.

11. EMPLOYEE BENEFIT PLAN

     In January 1998, the Company adopted a defined contribution plan (the "401k Plan") which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the 401k Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company has made no contributions since the 401k Plan's inception.

12. ACQUISITIONS

  Creative Business Solutions, Inc.

     In February 1999, the Company acquired all of the outstanding shares of Creative Business Solutions, Inc. ("Creative Business Solutions"), an Internet solutions development company specializing in the integration of healthcare information technology and contract programming solutions, and its majority owned subsidiary, HealthWeb Systems, Ltd. ("HealthWeb"), an Internet software and portal development company specializing in customized healthcare applications. The Company also acquired the remaining minority interest in HealthWeb. The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price was

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

     The purchase price of approximately $3.3 million consisted of approximately $1.4 million in cash, 655,000 shares of common stock, notes payable of $270,000, assumed liabilities of $527,000 and acquisition costs of approximately $100,000. Included in the 655,000 shares of common stock issued in the acquisition were 131,000 shares held in escrow to secure indemnification obligations of the Creative Business Solutions and HealthWeb shareholders. Such shares were released from escrow in February 2001. Based upon an appraisal by an independent valuation firm, the value of the 655,000 shares of common stock issued in the acquisition was determined to be $1.1 million. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $2.5 million, of which $484,000 was allocated to acquired in-process technology and $2.1 million was allocated to goodwill, acquired workforce and customer list. An independent valuation was performed to determine the fair value of the identifiable intangible assets, including the portion of the purchase price attributed to the acquired in-process technology. At the date of acquisition, the Company determined the technological feasibility of HealthWeb's product was not established, and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $650,000 in research and development had been spent by HealthWeb up to the date of the acquisition in an effort to develop the technology to produce a commercially viable product and to develop future releases with additional functionality, and the Company expected to introduce the final product by the end of 1999. The actual expense associated with the research and development of the HealthWeb product from the date of the acquisition through the end of 1999, when the product was released, was approximately $936,000.

  Management and Technology Solutions, Inc.

     In April 1999, the Company acquired certain assets and liabilities from Management and Technology Solutions, Inc. ("MTS") in exchange for 60,000 shares of common stock. The acquisition was accounted for as a purchase. The assets included property and equipment, intellectual property, trademarks and licenses, and computer software and software licenses. As part of this transaction, the Company assumed liabilities consisting of lease obligations, a note payable and certain other accrued liabilities.

  Novalis Corporation

     In November 1999, the Company acquired all the outstanding shares of the Novalis Corporation ("Novalis"). The purchase price of approximately $18.2 million consisted of cash in the amount of approximately $5.0 million, 549,786 shares of common stock with a value of $16.37 per share, assumed liabilities of $1.9 million and acquisition costs of approximately $2.3 million. Of the 549,786 shares of common stock which have been issued in connection with this acquisition, 366,524 shares of the common stock were held in escrow until November 2000, at which time 114,223 of the shares were returned to the Company and cancelled and the balance of the shares were released.

     The acquisition of Novalis was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was $13.2 million, of which $923,000 was allocated to acquired in-process technology, and was written off in the year ended December 31, 1999, and $12.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. An independent valuation was performed to determine the fair value of the identifiable intangible assets including the portion of the purchase price attributed to in-process technology. As of the acquisition date, Novalis was developing several enhancements to its proprietary software products which

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

include claims processing, data warehouse, medical management, credentialing and data processing softwares. At the date of the acquisition, the Company determined the technological feasibility of these product enhancements was not established and there was no alternative use and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $535,000 in research and development had been spent by Novalis up to the date of the acquisition in an effort to develop the next releases of the in-process and core technology. The future research and development expense associated with the in-process and core technology was estimated to be approximately $490,000. The in-process and core technology was scheduled to be released by June 30, 2000. The actual expense associated with research and development of the next releases of these products was approximately $486,000 and the various product release dates ranged between March 1, 2000 and May 31, 2000.

  Finserv Health Care Systems, Inc.

     In December 1999, the Company acquired all of the outstanding shares of Finserv Health Care Systems, Inc. ("Finserv"). Finserv is a billing and accounts receivable management company focusing on the outpatient sector of the healthcare industry. The purchase price of approximately $5.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.5 million, and acquisition costs of approximately $1.0 million. The agreement also provides that an additional amount of shares, up to $750,000 in common shares (the "earnout consideration"), may be issued to the Finserv selling securityholders if certain milestones are achieved in the amount of up to $375,000 for each of the years ending December 31, 2000 and 2001. The milestones were not achieved in 2000. As a result, the total of the potential milestone payment is reduced to up to $375,000 in common shares. Of the 48,998 shares of common stock which have been issued in connection with this acquisition, 20,000 shares of common stock remain held in escrow until the parties can resolve a dispute regarding breaches of representations and warranties.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the assets purchased and liabilities assumed was $4.7 million and was allocated to goodwill.

  Healthcare Media Enterprises, Inc.

     In January 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. ("HME"). HME's primary business focus is on software development, especially relating to the Internet, web design, and business to business portals. The purchase price of approximately $7.2 million consisted of cash in the amount of approximately $1.4 million, 87,359 shares of common stock with a value of $38.66 per share, assumed liabilities of $191,000 and acquisition costs of approximately $266,000. In December 2000, an additional 91,954 contingent shares of common stock with a value of $17.04 were issued upon the achievement of certain milestones in accordance with the original purchase agreement and an additional 44,047 contingent shares of common stock were issued in accordance with a market value guarantee. In January 2001, an additional 11,687 contingent shares of common stock with a value of $16.06 were issued in accordance with certain revenue commitment guarantees in the original purchase agreement. Of the 87,359 shares of common stock which were issued in connection with this acquisition, 17,472 shares of common stock were held in escrow until they were released in January 2001.

     The acquisition of HME was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumed was $6.8 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in the January 2000, and $6.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products for which technological feasibility had not been established and for which there were no alternative uses. Accordingly, the Company expensed the portion of the consideration allocated to in-process technology. Approximately $1.4 million in research and development had been spent up to the date of the acquisition in an effort to develop the next releases of the in-process technology. The future research and development expense associated with the in-process technology was estimated to be approximately $350,000, and the in-process technology was scheduled to be released by September 2000. Since the date of acquisition, the Company has decided to postpone the release of the in-process technology, and has incurred no further research and development expense related to the product.

     In valuing HME's developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the core and in-process technologies. For purposes of this analysis, the Company used 20% and 25% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows. The amount allocated to in-process technology was determined by establishing the stage of completion of the in-process research and development project at the date of acquisition.

  Erisco Managed Care Technologies, Inc.

     In May 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. ("Elbejay") a wholly owned subsidiary of the Company, IMS Health Incorporated ("IMS HEALTH"), and Erisco Managed Care Technologies, Inc. ("Erisco") pursuant to which Elbejay would merge with and into Erisco resulting in Erisco becoming a wholly owned subsidiary of the Company (the "Merger Agreement"). In October 2000, the Company consummated the transaction, and Erisco became a wholly owned subsidiary of the Company. Erisco is a leading provider of software to the managed care industry. The purchase price of approximately $228.7 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $5.8 million. In addition, the Company issued 231,404 shares of restricted stock to certain Erisco employees.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $188.1 million and was allocated to goodwill and intangible assets consisting of assembled workforce, core technology, trademarks and customer lists.

  Resource Information Management Systems, Inc.

     On December 1, 2000, the Company acquired all of the issued and outstanding capital stock of Resource Information Management Systems, Inc., an Illinois corporation ("RIMS"), in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of November 2, 2000 (the "Merger Agreement") by and among TriZetto, Cidadaw Acquisition Corp., a Delaware

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

corporation and wholly owned subsidiary of TriZetto, RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth, and the First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000 (the "First Amendment"), by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth. The acquisition was effected by a merger (the "Merger") of Cidadaw Acquisition Corp. with and into RIMS, with RIMS surviving the merger as a wholly-owned subsidiary of TriZetto.

     The purchase price of approximately $99.3 million consisted of cash in the amount of $3.0 million, 2,588,427 shares of common stock with a value of $21.20 per share, the fair value of approximately 300,000 fully vested options assumed of $4.7 million, assumed liabilities of $35.7 million, which includes $16.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $1.0 million. In addition, the Company issued 82,553 shares of restricted stock to certain RIMS employees. Of the 2,588,427 shares of common stock which were issued in connection with this Merger, 517,685 shares of common stock are held in escrow and are scheduled to be released in December 2001.

     According to the terms and conditions of the Merger Agreement, the shares issued to effect the Merger are subject to lock-up restrictions such that 50% of the shares are released on the one-year anniversary of the Merger and 12.5% of the shares are released on the 15-month, 18-month, 21-month and two year anniversaries of the Merger. If the average closing price of the Company's common stock for the five trading days proceeding a lock-up release date is less than $17.50, the Company shall issue an additional number of the Company's common stock such that the total number of shares eligible for sale on the lock-up release date (including shares sold prior to such date) has a value equal to $45,297,466.10 multiplied by the aggregate percentage of shares of the Company's common stock released as of such date, provided, however, that the Company in no event, shall be required to issue more than 647,107 additional shares. No effect has been included in the purchase accounting for the additional shares which may be issued as a result of this contingency.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $86.2 million, of which $890,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in December 2000, and an estimated $85.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. Approximately $2.9 million in research and development had been spent up to the date of acquisition in an effort to develop the next release of the four products which represented the in-process technology. The future research and development expense, associated with the in-process technology was estimated to be approximately $900,000. The four products which represented the in-process technology were scheduled to be released by December 2001.

     In valuing RIMS' developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the cored and in-process technologies. For purposes of this analysis, the Company used 20% and 25% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows. The amount allocated to in-process technology was determined by establishing the stage of completion of the in-process research and development project as of the date of acquisition.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Upon the closing of the above transaction, the Company became contingently liable for up to $745,000 related to costs to exit certain activities of the acquired enterprise. Costs resulting from management's plan to involuntarily terminate or relocate certain employees of the acquired entity will be finalized in the quarter ended March 31, 2001. At December 31, 2000, the Company was still in the process of formulating the details of these costs.

     The purchase price allocations were based on the estimated fair value of the assets, on the date of purchases as follows (in thousands):

                                  CREATIVE
                                  BUSINESS
                                  SOLUTIONS   NOVALIS   FINSERV    HME      ERISCO     RIMS
                                  ---------   -------   -------   ------   --------   -------
Total current assets............   $  596     $ 2,612   $  827    $  336   $ 36,040   $ 7,048
Property, Plant, equipment and
  other noncurrent assets.......      175       2,434      276        88      4,523     6,100
Goodwill........................    1,338       2,807    4,666     5,595    129,578    36,086
Other intangible assets.........      726       9,427       --       686     58,570    49,210
Acquired in-process
  technology....................      484         923       --       536         --       890
                                   ------     -------   ------    ------   --------   -------
     Total purchase price.......   $3,319     $18,203   $5,769    $7,241   $228,711   $99,334
                                   ======     =======   ======    ======   ========   =======

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Novalis, Finserv, HME, Erisco, and RIMS occurred on January 1, 1999, including giving effect of amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Net revenue.................................................   $162,233      $151,846
Net loss....................................................   $(73,280)     $(74,279)
Net loss per share..........................................   $  (2.09)     $  (3.09)

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Creative Business Solutions, Novalis Corporation and Finserv occurred on January 1, 1998, giving effect to amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Net revenue.................................................   $ 58,706      $ 39,312
Net loss....................................................   $(15,177)     $(10,510)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000         1999       1998
                                                              ----------    --------    ------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest......................................   $    903      $  120      $ 59
Cash paid for income taxes..................................         62          42       705
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease.......................      3,235       3,550       167
Deferred stock compensation.................................      5,411       6,383       482
Common stock issued for notes receivable....................         --          --        53
Issuance of notes payable to acquire software and software
  license...................................................         --       1,690        --
Common stock issued for Creative Business Solutions, Inc....         --       1,146        --
Notes payable issued for Creative Business Solutions,
  Inc.......................................................         --         270        --
Repurchase of shares in exchange for stockholder notes
  receivable................................................         --         700        --
Cancellation of Novalis escrowed shares for payment of notes
  receivable................................................      2,206          --        --
Common stock issued to purchase assets of Management and
  Technology Solutions, Inc.................................         --         140        --
Exercise of common stock warrants...........................         --         130
Common stock issued to purchase assets of Novalis
  Corporation...............................................         --       8,999        --
Common stock issued to purchase assets of Finserv Healthcare
  Systems, Inc..............................................         --       1,499        --
Issuance of common stock warrants...........................      1,716          --        --
Common stock issued for acquisition of Healthcare Media
  Enterprises, Inc..........................................      5,189          --        --
Common stock issued for acquisition of Erisco Managed
  Technologies, Inc.........................................    192,923          --        --
Common stock issued for acquisition of Resource Management
  Information Systems, Inc..................................     54,864          --        --
Options assumed for acquisition of Resource Management
  Information Systems, Inc..................................      4,718          --        --

14. SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company operates in two reportable segments: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. The Company's chief operating decision maker evaluates performance and allocates resources based on gross margin for these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are organized primarily by the nature of services provided. The reportable segments are managed separately because of the difference in marketing

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

strategies, customer base and client approach. Financial information about segments is reported in the consolidated statements of operations. The Company does not identify assets by business segments.

     The Company's assets are all located in the United States, and all sales were to customers located in the United States.

     Recurring and non-recurring revenues by type of similar products and services are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
ASP revenue.................................................  $54,596    $19,448    $ 5,300
Software maintenance agreement revenue......................    7,215         --         --
                                                              -------    -------    -------
  Recurring revenue.........................................   61,811     19,448      5,300
                                                              -------    -------    -------
Consulting revenue..........................................   26,051     13,478      6,131
Software license revenue....................................    1,194         --         --
                                                              -------    -------    -------
  Non-recurring revenue.....................................   27,245     13,478      6,131
                                                              -------    -------    -------
Total revenue...............................................  $89,056    $32,926    $11,431
                                                              =======    =======    =======

                                                                     SCHEDULE II

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT       ADDITIONS
                                       BEGINNING     CHARGED TO COSTS                   BALANCE AT
                                       OF PERIOD       AND EXPENSES      DEDUCTIONS    ENDING PERIOD
                                       ----------    ----------------    ----------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended December 31, 1998.......    $  154           $  203           $  153(1)      $  204
  Year Ended December 31, 1999.......    $  204           $  505           $  112(1)      $  597
  Year Ended December 31, 2000.......    $  597           $1,357           $  734(1)      $1,220
DEFERRED TAX VALUATION ALLOWANCE
  Year Ended December 31, 1998.......        --               --               --             --
  Year Ended December 31, 1999.......        --           $1,408               --         $1,408
  Year Ended December 31, 2000.......    $1,408           $7,393           $1,408(2)          --

- ---------------
(1) Deductions include the write off of uncollectible amounts with respect to accounts receivable.

(2) Utilization of the deferred tax valuation allowance to offset deferred tax liabilities generated in the acquisition of ERISCO Managed Care Technologies, Inc. in 2000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
- -------                      ----------------------
  2.1+    Agreement and Plan of Reorganization, dated as of May 16,
          2000, by and among TriZetto, Elbejay Acquisition Corp., IMS
          Health Incorporated and Erisco Managed Care Technologies,
          Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto's
          Form 8-K as filed with the SEC on May 19, 2000, File No.
          000-27501)
  2.2+    Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource
          Information Management Systems, Inc. ("RIMS"), the
          shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth
          (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
          8-K as filed with the SEC on December 18, 2000, File No.
          000-27501)
  2.3     First Amendment to Agreement and Plan of Merger, dated as of
          December 1, 2000, by and among TriZetto, Cidadaw Acquisition
          Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and
          Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto's Form 8-K as filed with the SEC on December 18,
          2000, File No. 000-27501)
  3.1     Form of Amended and Restated Certificate of Incorporation of
          TriZetto, as filed with the Delaware Secretary of State
          effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
          S-1/A, as filed with the SEC on September 14, 1999, File No.
          333-84533)
  3.2     Certificate of Amendment of Amended and Restated Certificate
          of Incorporation of TriZetto, dated October 3, 2000
          (Incorporated by reference to Exhibit 3.1 of TriZetto's Form
          10-Q as filed with the SEC on November 14, 2000, File No.
          000-27501)
  3.3     Certificate of Designation of Rights, Preferences and
          Privileges of Series A Junior Participating Preferred Stock
          of TriZetto, dated October 17, 2000 (Incorporated by
          reference to Exhibit 3.2 of TriZetto's Form 10-Q as filed
          with the SEC on November 14, 2000, File No. 000-27501)
  3.4     Amended and Restated Bylaws of TriZetto effective as of
          October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
          TriZetto's Registration Statement on Form S-1/A, as filed
          with the SEC on August 18, 1999, File No. 333-84533)
  4.1     Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
          S-1/A as filed with the SEC on September 14, 1999, File No.
          333-84533)
  4.2     Rights Agreement, dated October 2, 2000, by and between
          TriZetto and U.S. Stock Transfer Corporation (Incorporated
          by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as
          filed with the SEC on October 19, 2000, File No. 000-27501)
 10.1*    First Amended and Restated 1998 Stock Option Plan
          (Incorporated by reference to Exhibit 4.1 of TriZetto's Form
          S-8 as filed with the SEC on August 7, 2000, File No.
          333-43220)
 10.2*    Form of 1998 Incentive Stock Option Agreement (Incorporated
          by reference to Exhibit 10.2 of TriZetto's Registration
          Statement on Form S-1 as filed with the SEC on August 5,
          1999, File No. 333-84533)
 10.3*    Form of 1998 Non-Qualified Stock Option Agreement
          (Incorporated by reference to Exhibit 10.3 of TriZetto's
          Registration Statement on Form S-1 as filed with the SEC on
          August 5, 1999, File No. 333-84533)
 10.4*    1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto's Registration Statement on Form
          S-1/A as filed with the SEC on August 18, 1999, File No.
          333-84533)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
- -------                      ----------------------
 10.5*    RIMS Stock Option Plan (Incorporated by reference to Exhibit
          4.1 of TriZetto's Form S-8 as filed with the SEC on December
          21, 2000, File No. 000-27501)
 10.6*    Employment Agreement, dated April 30, 1998, by and between
          TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.7     Promissory Note, dated April 30, 1998, by and between
          TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.8     Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.9     Form of Restricted Stock Agreement between TriZetto and
          certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the
          SEC on August 14, 2000, File No. 000-27501)
 10.10*   Form of Change of Control Agreement entered into by and
          between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the
          SEC on May 15, 2000, File No. 000-27501)
 10.11    First Amended and Restated Investor Rights Agreement, dated
          April 9, 1999 by and among Raymond Croghan, Jeffrey
          Margolis, TriZetto, and Series A and Series B Preferred
          Stockholders (Incorporated by reference to Exhibit 10.8 of
          TriZetto's Registration Statement on Form S-1/A, as filed
          with the SEC on August 18, 1999, File No. 333-84533)
 10.12    Office Lease Agreement, dated April 26, 1999, between St.
          Paul Properties, Inc. and TriZetto (including addendum)
          (Incorporated by reference to Exhibit 10.10 of TriZetto's
          Registration Statement on Form S-1 as filed with the SEC on
          August 5, 1999, File No. 333-84533)
 10.13    Sublease Agreement, dated December 18, 1998, between TPI
          Petroleum, Inc. and TriZetto (including underlying Office
          Lease Agreement by and between St. Paul Properties, Inc. and
          Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
          TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)
 10.14    First Modification and Ratification of Lease, dated November
          1, 1999, by and between TriZetto and St. Paul Properties,
          Inc. (Incorporated by reference to Exhibit 10.22 of
          TriZetto's Form 10-K as filed with the SEC on March 30,
          2000, File No. 000-27501)
 10.15    Second Modification and Ratification of Lease, dated
          December 1999, by and between TriZetto and St. Paul
          Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto's Form 10-K as filed with the SEC on March 30,
          2000, File No. 000-27501)
 10.16    Third Modification and Ratification of Lease, dated January
          15, 2000, by and between TriZetto and St. Paul Properties,
          Inc.
 10.17    Fourth Modification and Ratification of Lease, dated October
          15, 2000, by and between TriZetto and St. Paul Properties,
          Inc.
 10.18    Form of Voting Agreement (Incorporated by reference to
          Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on
          May 19, 2000, File No. 000-27501)
 10.19+   Secured Term Note, dated September 11, 2000, payable by
          TriZetto and each of TriZetto's subsidiaries to Heller
          Healthcare Finance, Inc. (Incorporated by reference to
          Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
- -------                      ----------------------
 10.20+   Loan and Security Agreement, dated September 11, 2000, by
          and among TriZetto, each of TriZetto's subsidiaries, and
          Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto's Form 10-Q as filed with the
          SEC on November 14, 2000, File No. 000-27501)
 10.21    Revolving Credit Note, dated September 11, 2000, payable by
          TriZetto and each of TriZetto's subsidiaries to Heller
          Healthcare Finance, Inc. (Incorporated by reference to
          Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)
 10.22    Amendment No. 1 to Loan and Security Agreement, dated
          October 17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.4 of TriZetto's
          Form 10-Q as filed with the SEC on November 14, 2000, File
          No. 000-27501)
 10.23    Amended and Restated Revolving Credit Note, dated October
          17, 2000, payable by TriZetto and each of TriZetto's
          subsidiaries to Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.5 of TriZetto's
          Form 10-Q as filed with the SEC on November 14, 2000, File
          No. 000-27501)
 10.24+   Amendment No. 2 to Loan and Security Agreement, dated
          December 28, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
 10.25    Second Amended and Restated Revolving Credit Note, dated
          December 28, 2000, payable by TriZetto and each of
          TriZetto's subsidiaries to Heller Healthcare Finance, Inc.
 10.26    Bank One Credit Facility (including Promissory Note,
          Business Loan Agreement and Commercial Pledge and Security
          Agreement), dated October 27, 1999 (Incorporated by
          reference to Exhibit 10.21 of TriZetto's Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)
 10.27    Amendment to Bank One Credit Facility, dated June 22, 2000
          (including Promissory Note Modification Agreement, Business
          Loan Agreement and Commercial Pledge and Security Agreement)
 10.28    Amendment to Bank One Credit Facility, dated November 4,
          2000 (including Change in Terms Agreement)
 10.29+   Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated
 10.30    Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated
 21.1     Current Subsidiaries of TriZetto
 23.1     Consent of PricewaterhouseCoopers LLP

- ---------------
* This exhibit is identified as a management contract or compensatory plan or arrangement of TriZetto pursuant to Item 14(a) of Form 10-K.

+ Certain exhibits to, and schedules delivered in connection with, this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TriZetto agrees to supplementary furnish to the SEC a copy of any such exhibit or schedule upon request.