Form 10-Q
period 2001-03-31
TRIZETTO GROUP INC
filed 2001-05-15
CIK 1092458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [X]     No [ ]

     As of April 30, 2001, 37,750,820 shares, $0.001 par value per share, of the registrant's common stock were outstanding.

================================================================================

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets - as of
         March 31, 2001 and December 31, 2000............................   3

         Unaudited Condensed Consolidated Statements of Operations for
         the three months ended March 31, 2001 and 2000 .................   4

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the three months ended March 31, 2001 and 2000..................   5

         Notes to Unaudited Condensed Consolidated
         Financial Statements............................................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......  11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................  12

Item 2 - Changes in Securities and Use of Proceeds.......................  12

Item 6 - Exhibits and Reports on Form 8-K................................  12

SIGNATURES...............................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             MARCH 31,    DECEMBER 31,
                                                               2001           2000
                                                             ---------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ..............................   $  29,494     $  23,865
  Short-term investments .................................          --         3,019
  Restricted cash ........................................       1,701         1,500
  Accounts receivable, net ...............................      23,052        18,102
  Notes receivable .......................................         743         2,263
  Notes receivable from related party ....................         124           277
  Prepaid expenses and other current assets ..............       5,121         4,444
  Income tax receivable ..................................         449           449
                                                             ---------     ---------
    Total current assets .................................      60,684        53,919
Property and equipment, net ..............................      26,387        25,623
Notes receivable .........................................         230           313
Note receivable from related party .......................          25            25
Other assets .............................................       3,850         2,264
Goodwill and other intangible assets, net ................     264,441       281,607
                                                             ---------     ---------
    Total assets .........................................   $ 355,617     $ 363,751
                                                             =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term notes payable and lines of credit ...........   $  13,813     $  12,432
  Capital lease obligations ..............................       2,292         2,123
  Accounts payable .......................................       7,871         9,502
  Accrued liabilities ....................................      17,068        20,230
  Income taxes payable ...................................         403           482
  Deferred revenue .......................................      34,310        16,991
                                                             ---------     ---------
    Total current liabilities ............................      75,757        61,760
Long-term notes payable ..................................         234           264
Deferred taxes ...........................................      20,082        25,141
Capital lease obligations ................................       3,377         3,303
Deferred revenue .........................................       1,630         1,834
Other long-term liabilities ..............................       1,900         2,019
                                                             ---------     ---------
    Total liabilities ....................................     102,980        94,321
                                                             ---------     ---------
Stockholders' equity:
Common stock .............................................          37            35
Additional paid-in capital ...............................     330,804       330,061
Notes receivable from stockholders .......................         (41)          (41)
Deferred stock compensation ..............................      (8,864)       (9,263)
Accumulated other comprehensive income ...................           5             8
Accumulated deficit ......................................     (69,304)      (51,370)
                                                             ---------     ---------
    Total stockholders' equity ...........................     252,637       269,430
                                                             ---------     ---------
      Total liabilities and stockholders' equity .........   $ 355,617     $ 363,751
                                                             =========     =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                        2001         2000
                                                      --------     --------
REVENUE:
  Recurring revenue ...............................   $ 30,323     $ 11,967
  Non-recurring revenue ...........................     15,716        5,750
                                                      --------     --------
Total revenue .....................................     46,039       17,717
                                                      --------     --------

COST OF REVENUE:
  Recurring revenue (1) ...........................     24,271       11,365
  Non-recurring revenue (2) .......................      9,656        4,071
                                                      --------     --------
Total cost of revenue .............................     33,927       15,436
                                                      --------     --------
GROSS PROFIT ......................................     12,112        2,281
                                                      --------     --------

OPERATING EXPENSES:
  Research and development (3) ....................      4,844        1,640
  Selling, general and administrative (4) .........     13,010        6,595
  Amortization of goodwill and acquired intangibles     17,284        1,627
  Write-off of acquired in-process technology .....         --          536
                                                      --------     --------
Total operating expenses ..........................     35,138       10,398
                                                      --------     --------

LOSS FROM OPERATIONS ..............................    (23,026)      (8,117)
Interest income ...................................        408          263
Interest expense ..................................       (334)         (27)
                                                      --------     --------

LOSS BEFORE BENEFIT FROM INCOME TAXES .............    (22,952)      (7,881)
Benefit from income taxes .........................     (5,018)          --
                                                      --------     --------

NET LOSS ..........................................   $(17,934)    $ (7,881)
                                                      ========     ========
Net loss per share:
  Basic and diluted ...............................   $  (0.50)    $  (0.42)
                                                      ========     ========
Shares used in computing net loss per share:
  Basic and diluted ...............................     35,764       18,888
                                                      ========     ========

--------------
(1) Cost of recurring revenue includes $216 and $103 of amortization of deferred stock compensation for the quarters ended March 31, 2001 and 2000, respectively.

(2) Cost of non-recurring revenue includes $82 and $71 of amortization of deferred stock compensation for the quarters ended March 31, 2001 and 2000, respectively.

(3) Research and development includes $63 and $9 of amortization of deferred stock compensation for the quarters ended March 31, 2001 and 2000, respectively.

(4) Selling, general and administrative includes $508 and $281 of amortization of deferred stock compensation for the quarters ended March 31, 2001 and 2000, respectively.


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................  $(17,934)   $ (7,881)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts .......................       373         203
     Reserve for sales returns .............................       126          --
     Amortization of deferred stock compensation ...........       869         464
     Amortization of deferred stock warrants ...............        61          --
     Amortization of capitalized research and development ..        42          --
     Write-off of acquired in-process technology ...........        --         536
     Depreciation and amortization of property and equipment     2,022       1,101
     Amortization of goodwill and acquired intangibles .....    17,284       1,627
     Gain on sale of equipment .............................       (20)         --
     Deferred taxes ........................................    (5,059)         --

     CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Restricted cash .......................................      (201)         --
     Accounts receivable ...................................    (5,317)       (465)
     Prepaid expenses and other current assets .............    (1,552)        280
     Other assets ..........................................      (808)       (157)
     Notes receivable ......................................     1,737         (13)
     Accounts payable ......................................    (1,631)       (760)
     Accrued liabilities ...................................    (2,080)        611
     Deferred revenue ......................................    17,115          74
                                                              --------    --------
Net cash provided by (used in) operating activities ........     5,027      (4,380)
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term and long-term investments, net ..........     3,019       1,979
Purchase of property and equipment and software licenses ...    (2,002)     (1,111)
Acquisitions, net of cash acquired .........................        --      (1,281)
Payment of acquisition-related costs .......................    (1,025)     (1,767)
                                                              --------    --------
Net cash used in investing activities ......................        (8)     (2,180)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable ..................................      (193)       (523)
Proceeds from line of credit ...............................        --          75
Proceeds from revolving line of credit, net ................     1,260          --
Payments on equipment line of credit .......................      (212)        (71)
Payments on capital leases .................................      (511)       (258)
Proceeds from exercise of employee stock options ...........       269          40
                                                              --------    --------
Net cash provided by (used in) financing activities ........       613        (737)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents .......     5,632      (7,297)
Effect of exchange rate changes on cash and cash equivalents        (3)         --
Cash and cash equivalents, beginning of period .............    23,865      18,849
                                                              --------    --------
Cash and cash equivalents, end of period ...................  $ 29,494    $ 11,552
                                                              ========    ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


1.  BASIS OF PREPARATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K as filed with the SEC on April 2, 2001.

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

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                      2001         2000
                                                    --------     --------
    BASIC AND DILUTED:
      Net loss .................................    $(17,934)    $ (7,881)
                                                    --------     --------
      Weighted average common shares outstanding      35,764       18,888
                                                    --------     --------
      Net loss per share .......................    $  (0.50)    $  (0.42)
                                                    --------     --------

    ANTIDILUTIVE SECURITIES:
      Shares held in escrow ....................         538          535
      Options to purchase common stock .........       6,228        3,479
      Unvested portion of restricted stock .....         378           --
      Common stock subject to repurchase .......          --        1,699
      Warrants .................................         300           --
                                                    --------     --------
                                                       7,444        5,713
                                                    ========     ========

3. COMPREHENSIVE INCOME

    The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. Total comprehensive loss was $17,937 and $7,881 for the three months ended March 31, 2001 and 2000, respectively, which includes the net loss for each period and the foreign currency translation.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


4.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                            2001         2000
                                                           -----         ----
    SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
      Cash paid for interest ............................   357           70

    NONCASH INVESTING AND FINANCING ACTIVITIES
      Assets acquired through capital lease .............   809           87
      Deferred stock compensation .......................   474           --
      Common stock issued for acquisition of Healthcare
        Media Enterprises ...............................    --        3,500
      Common stock issued to Healthcare Media Enterprises
        for 2000 revenue commitment .....................   188           --

5.  SUBSEQUENT EVENT

    On April 12, 2001, the Company consummated an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Imare Acquisition Corp. ("Imare"), a wholly owned subsidiary of the Company, Trustco Holdings, Inc. ("Trustco"), and Infotrust Company ("Infotrust"), a wholly owned subsidiary of Trustco, pursuant to which Imare merged with and into Infotrust resulting in Infotrust becoming a wholly owned subsidiary of the Company. The purchase price consisted of 923,077 shares of the Company's common stock, 138,462 shares of which are held in escrow and are scheduled to be released in April 2002. In the event that the fair market value of the common stock as of the one-year and two-year anniversaries is less than $13.00, the Company shall issue additional shares of common stock, not to exceed an aggregate of 138,462 additional shares, based on the difference between $13.00 and the fair market value, as defined in the Merger Agreement, of the Company's common stock for the five days prior to each anniversary date.

    The acquisition will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the tangible and intangible assets purchased and liabilities assumed will be allocated to goodwill upon completion of an independent valuation of the intangible assets.

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

OVERVIEW

    We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, packaged, proprietary software, an Internet platform, and consulting and business outsourcing services. Our customers include managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies.

    Our revenue is classified into two categories: (i) recurring or multi-year contractually-based revenue and (ii) revenue generated from non-recurring agreements.

    Recurring revenue from application services is subscription-based and billed monthly over a contract term of typically three to seven years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring software maintenance revenue is typically based on one-year renewable contracts. Recurring revenue is recognized ratably over the term of the contract. Non-recurring revenue from consulting services is billed principally on either a time and materials or a fixed fee basis and is recognized as the services are performed. Non-recurring revenue from software license sales is recognized when revenue recognition criteria have been satisfied. Cash received in excess of revenue recognized is recorded as deferred revenue.

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

    Research and development expenses are salaries and related expenses associated with the development of software applications prior to establishment of technological feasibility and include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as research and development expenses until technological feasibility has been established, at which time any future production costs are properly capitalized and amortized to cost of revenue based on current and future revenue over the remaining estimated economic life of the product.

    Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000.

    REVENUE. Total revenue in the first quarter of 2001 increased $28.3 million, or 160%, to $46.0 million from $17.7 million for the same period in 2000. Of this increase, $26.5 million was generated by the acquisitions of Erisco Managed Care Technologies, Inc. ("Erisco") and Resource Information Management Systems, Inc. ("RIMS") in the fourth quarter of 2000. The remaining increase of $1.8 million primarily represented net growth in our ASP solutions business.

    Recurring revenue in the first quarter of 2001 increased $18.3 million, or 153%, to $30.3 million from $12.0 million for the same period in 2000. Of this increase, $14.5 million was generated by our acquisitions of Erisco and RIMS. The remaining increase of $3.8 million primarily represented growth in our ASP solutions business from one customer of $2.8 million and $1.0 million resulted from the signings of long-term contracts by two customers.

    Non-recurring revenue in the first quarter of 2001 increased $10.0 million, or 173%, to $15.7 million from $5.7 million for the same period in 2000. Of this increase, $12.0 million was generated by our acquisitions of Erisco and RIMS, which was offset in part by a decrease of $2.0 million of consulting services revenue provided by our transformation services group to a payer customer as part of its monthly, recurring fee under a long-term contract.

    COST OF REVENUE. Cost of revenue in the first quarter of 2001 increased $18.5 million, or 120%, to $33.9 million from $15.4 million for the same period in 2000. Of this increase, $13.6 million represented incremental costs associated with our acquisitions of Erisco and RIMS. The remaining increase of $4.9 million was primarily due to the costs incurred to support the overall expansion of our ASP solutions business. As a percentage of total revenue, cost of revenue approximated 74% in the first quarter of 2001 and 87% in the first quarter of 2000.

    Cost of recurring revenue in the first quarter of 2001 increased $12.9 million, or 114%, to $24.3 million from $11.4 million for the same period in 2000. Of this increase, $8.1 million represented incremental costs associated with our acquisitions of Erisco and RIMS. The remaining increase of $4.8 million was primarily due to additional expenses for personnel and facilities to support our growing ASP solutions business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 80% in the first quarter of 2001 and 95% in the first quarter of 2000.

    Cost of non-recurring revenue in the first quarter of 2001 increased $5.6 million, or 137%, to $9.7 million from $4.1 million for the same period in 2000. The increase was primarily due to incremental costs associated with our acquisitions of Erisco and RIMS. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 61% in the first quarter of 2001 and 71% in the first quarter of 2000.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $3.2 million, or 195%, to $4.8 million from $1.6 million for the same period in 2000. Of this increase, $3.6 million represented incremental research and development costs associated with our acquisitions of Erisco and RIMS which was offset in part by a decrease in development expense related to our declining development of in-house Novalis products. As a percentage of total revenue, research and development expenses approximated 11% in the first quarter of 2001 and 9% in the first quarter of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first quarter of 2001 increased $6.4 million, or 97%, to $13.0 million from $6.6 million for the same period in 2000. Of this increase, $3.6 million represented incremental costs associated with our acquisitions of Erisco and RIMS. The remaining increase of $2.8 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 28% in the first quarter of 2001 and 37% in the first quarter of 2000.

    AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the first quarter of 2001 increased $15.7 million, or 962% to $17.3 million from $1.6 million for the same period in 2000. Of this increase, $15.3 million represented incremental costs associated with our acquisitions of Erisco and RIMS. The remaining increase of $358,000 was due primarily to the increase of amortization of goodwill from other acquisitions.

    WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of acquired in-process technology was zero in the first quarter of 2001 and $536,000 for the same period in 2000. Our acquisition of HME in January 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $6.8 million. Of this amount, $536,000 was allocated to acquired in-process technology and was written off in January 2000.

    INTEREST INCOME. Interest income in the first quarter of 2001 increased $145,000, or 55%, to $408,000 from $263,000 for the same period in 2000. The increase was due to the increase in cash available for investing which resulted primarily from the $32.0 million of cash received from our acquisition of Erisco.

    INTEREST EXPENSE. Interest expense in the first quarter of 2001 increased $307,000, or 1,137%, to $334,000 from $27,000 for the same period in 2000. The increase was primarily due to borrowings under our revolving line of credit, as well as additional borrowings on new capital lease agreements.

    BENEFIT FROM INCOME TAXES. Benefit from income taxes was $5.0 million in the first quarter of 2001 compared to zero for the same period in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities, primarily resulting from the amortization of intangible assets relating to the Erisco and RIMS acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock and cash obtained from our acquisition of Erisco. As of March 31, 2001, we had approximately $31.2 million of cash, cash equivalents and short-term investments, which includes $1.7 million in restricted cash.

    Cash provided by operating activities in the first quarter of 2001 was $5.0 million. Cash provided during this period was primarily attributable to net losses of $17.9 million, which was more than offset in part by depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of goodwill and acquired intangibles, write off of in-process technology, deferred taxes and other changes in operating assets and liability accounts.

    The cash used in investing activities of $3.0 million in the first quarter of 2001 was primarily the result of our purchase of $2.0 million in property and equipment and software licenses and $1.0 million of payments of acquisition-related costs resulting from our acquisitions of Erisco and RIMS. This decrease was offset by the net sales of $3.0 million in short-term equity investments.

    The cash provided by financing activities of $613,000 in the first quarter of 2001 was primarily the result of $1.3 million of net proceeds from our revolving line of credit and $269,000 in proceeds from the issuance of common stock related to employee exercise of stock options. The increase in cash from these proceeds was reduced by payments made on the line of credit as well as principal payments on notes payable and capital lease obligations of $916,000.

    In the third quarter of 2000, we entered into a revolving credit facility with a maximum principal amount of $15.0 million which was amended in the fourth quarter of 2000 to include Erisco and RIMS as additional borrowers. The revolving credit facility is collateralized by all of our receivables and expires in September 2002. Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit facility is prime rate plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants, including minimum tangible net worth as defined, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our current credit facilities prohibit us from paying cash dividends without our lender's prior consent. As of March 31, 2001, we had outstanding borrowings on the revolving credit facility of $12.7 million.

    In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit had a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at March 31, 2001 totaled approximately $1.4 million, and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

    In March 1999, we entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in December 2001. Borrowings under the line of credit bear interest at prime plus 0.50% and are collateralized by compensating cash balances on deposit. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that we must adhere to during the term of the agreement including restrictions on the payment of dividends. As of March 31, 2001, there were no outstanding borrowings on the line of credit.

    As of March 31, 2001, we have outstanding seven standby letters of credit in the aggregate amount of $1.7 million which serve as security deposits for our capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

    Based on our current operating plan, we believe existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

    The interest rate on our $15.0 million revolving credit facility is prime plus 1.5%. The revolving credit facility expires in September 2002. As of March 31, 2001, we had outstanding borrowings on the revolving line of credit of $12.7 million. Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 8% and 14%.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    On January 4, 2001, we issued 11,687 shares of our common stock to former shareholders of Healthcare Media Enterprises, Inc. On February 23, 2001, we issued 53,117 restricted shares of our common stock to three employees in connection with performance bonuses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.  The following exhibits are filed as a part of this report:

    EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------

     10.1 Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement)


    (b) Reports on Form 8-K

    On February 14, 2001, we filed a Form 8-K/A containing financial statements of the business acquired and pro forma financial information relating to our acquisition of Resource Information Systems, Inc., as previously reported on a Form 8-K filed on December 18, 2000.

There were no other items to be reported under Part II of this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE TRIZETTO GROUP, INC.


Date: May 14, 2001                          By: /s/ MICHAEL J. SUNDERLAND
                                                --------------------------------
                                                    Michael J. Sunderland
                                                    Chief Financial Officer
                                                    (Principal Financial Officer
                                                    and Duly Authorized Officer)

                                  EXHIBIT INDEX


   EXHIBIT
    NUMBER                         DESCRIPTION
   -------                         -----------
    10.1 Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement)