Form 10-K/A
period 2000-12-31
TRIZETTO GROUP INC
filed 2001-06-11
CIK 1092458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 2000

                                                                       PAGE
                                                                       ----
                                  PART I

Item 1   Business....................................................    1
Item 2   Properties..................................................   18
Item 3   Legal Proceedings...........................................   18
Item 4   Submission of Matters to a Vote of Security Holders.........   18
                                  PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   19
Item 6   Selected Financial Data.....................................   21
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   22
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   29
Item 8   Financial Statements and Supplementary Data.................   29
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   30

                                 PART III

Item 10  Directors and Executive Officers of the Registrant..........   30
Item 11  Executive Compensation......................................   35
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   39
Item 13  Certain Relationships and Related Transactions..............   40

                                  PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   42
SIGNATURES...........................................................   46

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


SIGNIFICANT CUSTOMERS



     As of December 31, 2000, we served approximately 600 customers. QualChoice of Arkansas, Inc. and Preferred Health Network of Maryland, Inc. each represented approximately 15% of our total revenue for the twelve months ended December 31, 2000.


EMPLOYEES

     As of December 31, 2000, we had approximately 1,600 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.


BACKLOG



     Our 12-month recurring revenue backlog at December 31, 2000 was approximately $114 million. Our orders that constitute current backlog are subject to unforeseen changes in implementation schedules and may be cancelled subject to penalties. Our backlog at any date may not be indicative of demand for our products and services or actual revenue for any period in the future.


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


     The sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. These sales were made without general solicitation or advertising. Each recipient was either an accredited investor or a sophisticated investor. All recipients had adequate access, through their relationships with us, to all relevant information about us.


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

     We were incorporated in Delaware in May 1997. Since completing our initial public offering in October 1999, we have completed the following acquisitions, all of which were accounted for using the purchase method of accounting:

----------------------------------------------------------------------------------------------------------
ACQUISITION                       CLOSING DATE               PURCHASE PRICE
                                                                                        CONSIDERATION
----------------------------------------------------------------------------------------------------------
 Novalis Corporation              November 29, 1999          $18.2 million          Cash and stock
 Finserv Health Care Systems,     December 22, 1999          $5.8 million           Cash and stock
   Inc.
 Healthcare Media                 January 11, 2000           $7.2 million           Cash and stock
   Enterprises, Inc. (HME)
 Erisco Managed Care              October 2, 2000            $228.7 million         Stock
   Technologies, Inc.
 Resource Information             December 1, 2000           $99.3 million          Cash and stock
   Management Systems, Inc.
   (RIMS)
----------------------------------------------------------------------------------------------------------

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

     The following table sets forth certain information regarding our executive officers and directors as of March 31, 2001:

                                                                              DIRECTOR
            NAME               AGE                   POSITION                  CLASS
-----------------------------  ---    --------------------------------------  --------
Jeffrey H. Margolis..........  37     Chief Executive Officer, President and   III
                                        Chairman of the Board
Michael J. Sunderland........  46     Senior Vice President of Finance,        --
                                      Chief Financial Officer and Secretary
Daniel J. Spirek.............  34     President, ASP solutions                 --
Anthony Bellomo..............  47     President, HealtheWare                   --
Gail H. Knopf................  54     Chief Operating Officer, HealthWeb       --
William E. Fisher............  54     Director                                 II
Willard A. Johnson, Jr. .....  55     Director                                  I
Paul F. LeFort...............  60     Director                                  I
Donald J. Lothrop............  41     Director                                 III
Eric D. Sipf.................  52     Director                                 III
David M. Thomas..............  51     Director                                 II

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

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                            ------------------------
                                                    ANNUAL COMPENSATION     RESTRICTED    SECURITIES
                                                    --------------------      STOCK       UNDERLYING
       NAME AND PRINCIPAL POSITION          YEAR     SALARY      BONUS        AWARDS      OPTIONS(#)
------------------------------------------  ----    --------    --------    ----------    ----------
Jeffrey H. Margolis.......................  2000    $290,127    $210,000            --      48,400
    Chairman of the Board,                  1999    $240,251    $175,000            --          --
    Chief Executive Officer and President   1998    $179,324    $100,000            --     300,000

Daniel J. Spirek..........................  2000    $235,311    $122,000            --      24,000
    President, ASP Solutions                1999    $191,406    $105,000            --          --
                                            1998    $160,235    $101,000            --     100,000

Michael J. Sunderland.....................  2000    $179,460    $ 80,000            --       4,800
    Senior Vice President of Finance,       1999    $125,879    $ 90,000            --     130,000
    Chief Financial Officer and Secretary   1998          --          --            --          --

Anthony Bellomo...........................  2000    $ 62,500    $160,000    $1,400,000     220,000
    President, HealtheWare                  1999          --          --            --          --
                                            1998          --          --            --          --

Gail H. Knopf.............................  2000    $140,176    $ 40,000            --          --
    Chief Operating Officer,                1999    $ 79,621    $      0            --     110,000
    HealthWeb                               1998          --          --            --          --

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                              (INDIVIDUAL GRANTS)

                                                                              POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF     % OF TOTAL                                ASSUMED ANNUAL RATES OF
                         SECURITIES     OPTIONS                               STOCK PRICE APPRECIATION FOR
                         UNDERLYING    GRANTED TO    EXERCISE                          OPTION TERM
                          OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION   -----------------------------
         NAME             GRANTED     FISCAL YEAR    ($/SHARE)      DATE           5%              10%
-----------------------  ----------   ------------   ---------   ----------   -------------   -------------
Jeffrey H. Margolis        20,000          <1%       $38.9813      1/24/10     $  374,853      $1,058,689

                           20,000          <1%       $63.2500      2/16/10     $  608,229      $1,717,804

                            8,400          <1%       $12.8125      5/19/10     $   67,685      $  171,527


Daniel J. Spirek           10,000          <1%       $35.4375      1/24/10     $  222,865      $  564,782

                           10,000          <1%       $57.5000      2/16/10     $  361,614      $  916,402

                            4,000          <1%       $12.8125      5/19/10     $   32,231      $   81,679


Michael J. Sunderland       4,800          <1%       $12.8125      5/19/10     $   38,677      $   98,015


Anthony Bellomo           220,000           9%       $15.1250     10/02/10     $2,092,647      $5,303,178


Gail H. Knopf                  --          --              --           --             --              --

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

                    OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                          NUMBER OF                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                           SHARES       DOLLAR    OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                          ACQUIRED      VALUE     ---------------------------   ---------------------------
         NAME            ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------  -----------   --------   -----------   -------------   -----------   -------------
Jeffrey H. Margolis        25,000      $315,000     125,000        198,400      $2,051,563     $2,494,425

Daniel J. Spirek           25,000      $545,313      25,000         74,000      $  410,938     $  837,375

Michael J. Sunderland      32,500      $761,719          --        102,300      $        0     $1,596,881

Anthony Bellomo                --            --          --        220,000      $        0     $  343,750

Gail H. Knopf                  --            --      27,500         82,500      $  400,531     $1,201,594

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

                                                      NUMBER OF SHARES
                                                     BENEFICIALLY OWNED
                                                  ------------------------
    NAME AND ADDRESS OF BENEFICIAL OWNERS           NUMBER      PERCENTAGE
----------------------------------------------    ----------    ----------
IMS Health Incorporated.......................    12,142,857        33%
  200 Nyala Farms
  Westport, CT 06880
Delphi Ventures IV, L.P.......................     2,736,014         7%
Delphi BioInvestments IV, L.P.
  3000 Sand Hill Road
  Building One, Suite 135
  Menlo Park, CA 94025
FMR Corp(1)...................................     2,378,372         6%
  82 Devonshire St., R25C
  Boston, MA 02109-3614
Raymond D. Croghan(2).........................     2,182,281         6%
  275 South Main St., Ste. 105
  Longmont, CO 80501
David M. Thomas(3)............................    12,142,857        33%
Jeffrey H. Margolis(4)........................     2,688,700         7%
Donald J. Lothrop(5)..........................     2,736,014         7%
William E. Fisher(6)..........................       322,595        <1%
Willard A. Johnson, Jr........................           400        <1%
Paul F. LeFort(7).............................        44,900        <1%
Eric D. Sipf..................................         8,000        <1%
Daniel J. Spirek(8)...........................       332,500        <1%
Michael J. Sunderland.........................        38,036        <1%
Anthony Bellomo(9)............................        97,562        <1%
Gail H. Knopf(10).............................        31,700        <1%
All executive officers and directors
  as a group (11 persons)(11).................    18,443,264        50%

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 11, 2001.


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


               SIGNATURE                                   TITLE                          DATE
               ---------                                   -----                          ----

        /s/ JEFFREY H. MARGOLIS          President, Chief Executive Officer and      June 11, 2001
---------------------------------------  Chairman of the Board (Principal executive
          Jeffrey H. Margolis            officer)

       /s/ MICHAEL J. SUNDERLAND         Senior Vice President of Finance, Chief     June 11, 2001
---------------------------------------  Financial Officer and Secretary (Principal
         Michael J. Sunderland           financial and accounting officer)

      /s/ WILLARD A. JOHNSON, JR.        Director                                    June 11, 2001
---------------------------------------
        Willard A. Johnson, Jr.

         /s/ DONALD J. LOTHROP           Director                                    June 11, 2001
---------------------------------------
           Donald J. Lothrop

         /s/ WILLIAM E. FISHER           Director                                    June 11, 2001
---------------------------------------
           William E. Fisher
                                         Director
---------------------------------------
            Paul F. LeFort

           /s/ ERIC D. SIPF              Director                                    June 11, 2001
---------------------------------------
             Eric D. Sipf
                                         Director
---------------------------------------
            David M. Thomas

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL INFORMATION



                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-2
Consolidated Balance Sheets -- December 31, 2000 and 1999...     F-3
Consolidated Statements of Operations -- For the years ended
  December 31, 2000, 1999 and 1998..........................     F-4
Consolidated Statements of Comprehensive Loss...............     F-5
Consolidated Statement of Stockholders' Equity
  (Deficit) -- For the years ended December 31, 2000, 1999
  and 1998..................................................     F-6
Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2000, 1999 and 1998..........................     F-7
Notes to Consolidated Financial Statements..................     F-8
Financial Statement Schedule -- Valuation and Qualifying
  Accounts..................................................    F-36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The TriZetto Group, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of The TriZetto Group, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
Revenue:

  Recurring revenue.........................................  $ 61,811     $19,448     $ 5,300
  Non-recurring revenue.....................................    27,245      13,478       6,131
                                                              --------     -------     -------
    Total revenue...........................................    89,056      32,926      11,431
                                                              --------     -------     -------
Cost of revenue:
  Recurring revenue(1)......................................    54,929      17,350       3,978
  Non-recurring revenue(2)..................................    20,089      10,037       3,498
                                                              --------     -------     -------
    Total cost of revenue...................................    75,018      27,387       7,476
                                                              --------     -------     -------
Gross profit................................................    14,038       5,539       3,955
                                                              --------     -------     -------
Operating expenses:
  Research and development(3)...............................     8,463       2,394       1,084
  Selling, general and administrative(4)....................    34,144       9,366       2,887
  Amortization of goodwill and acquired intangibles.........    18,622         783          --
  Write-off of acquired in-process technology...............     1,426       1,407          --
                                                              --------     -------     -------
    Total operating expenses................................    62,655      13,950       3,971
                                                              --------     -------     -------
Loss from operations........................................   (48,617)     (8,411)        (16)
Interest income.............................................     1,394         527         210
Interest expense............................................      (883)       (256)        (52)
                                                              --------     -------     -------
Income (loss) before income taxes...........................   (48,106)     (8,140)        142
Provision for (benefit of) income taxes.....................    (5,848)       (213)         82
                                                              --------     -------     -------
Net income (loss)...........................................  $(42,258)    $(7,927)    $    60
                                                              ========     =======     =======
Net income (loss) per share:
  Basic.....................................................  $  (1.80)    $ (0.85)    $  0.01
                                                              ========     =======     =======
  Diluted...................................................  $  (1.80)    $ (0.85)    $  0.00
                                                              ========     =======     =======
Shares used in computing net income (loss) per share:
  Basic.....................................................    23,444       9,376       4,937
                                                              ========     =======     =======
  Diluted...................................................    23,444       9,376      12,783
                                                              ========     =======     =======


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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                              2000       1999      1998
                                                            --------    -------    ----
Net income (loss).......................................    $(42,258)   $(7,927)   $60
Other comprehensive income:
  Foreign currency translation gain (loss)..............           8         --     --
                                                            --------    -------    ---
Comprehensive income (loss).............................    $(42,250)   $(7,927)   $60
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

                                                                                  NOTES                       ACCUMULATED
                                                 COMMON STOCK     ADDITIONAL    RECEIVABLE      DEFERRED         OTHER
                                                ---------------    PAID-IN         FROM          STOCK       COMPREHENSIVE
                                                SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION      INCOME
                                                ------   ------   ----------   ------------   ------------   -------------
Balance, December 31, 1997....................   9,693    $10      $    463       $ (13)        $    --         $    --
Issuance of common stock......................      75     --             9          --              --              --
Issuance of common stock for note
  receivable..................................     390     --            53         (53)             --              --
Repurchase of common stock....................    (941)    (1)          (67)         --              --              --
Payments on notes receivable..................      --     --            --          25              --              --
Notes issued to stockholders..................      --     --            --        (700)             --              --
Deferred stock compensation related to
  employee stock options......................      --     --           482          --            (482)             --
Amortization of deferred stock compensation...      --     --            --          --              22              --
Net income....................................      --     --            --          --              --              --
                                                ------    ---      --------       -----         -------         -------
Balance, December 31, 1998....................   9,217      9           940        (741)           (460)             --
Issuance of common stock to purchase Creative
  Business Solutions, Inc. and HealthWeb
  Systems, Ltd. ..............................     655      1         1,145          --              --              --
Issuance of common stock to purchase assets of
  Management & Technology Solutions, Inc. ....      60     --           140          --              --              --
Issuance of common stock for purchase of
  Novalis Corporation.........................     549      1         8,999          --              --              --
Issuance of common stock for purchase of
  Finserv Health Care Systems, Inc. ..........      49     --         1,499          --              --              --
Repurchase of common stock in exchange for
  notes receivable from stockholders..........    (563)    (1)           (3)        700              --              --
Deferred stock compensation related to
  employee stock options......................      --     --         6,383          --          (6,383)             --
Amortization of deferred stock compensation...      --     --            --          --           1,057              --
Stock compensation............................      --     --            53          --              --              --
Repurchase common stock.......................      (6)    --            --          --              --              --
Exercise of common stock options and
  warrants....................................     206     --           141          --              --              --
Issuance of common stock related to initial
  public offering, net of offering costs of
  $4,324......................................   4,480      4        35,992          --              --              --
Conversion of preferred stock to common
  stock.......................................   6,276      6        10,926          --              --              --
Net loss......................................      --     --            --          --              --              --
                                                ------    ---      --------       -----         -------         -------
Balance, December 31, 1999....................  20,923     20        66,215         (41)         (5,786)             --
Issuance of common stock to purchase
  Healthcare Media Enterprises, Inc. .........     223     --         5,189          --              --              --
Issuance of common stock to purchase Erisco
  Managed Care Technologies, Inc. ............  12,143     12       192,911          --              --              --
Issuance of common stock to purchase Resource
  Information Management Systems, Inc. .......   2,588      3        54,862          --              --              --
Issuance of common stock in exchange for
  services....................................       4     --            99          --              --              --
Value of options assumed for Resource
  Information Management Systems, Inc.
  acquisition.................................      --     --         4,718          --              --              --
Issuance of stock warrants....................      --     --         1,716          --              --              --
Cancellation of Novalis Corporation escrowed
  shares......................................    (114)    --        (2,206)         --              --              --
Deferred stock compensation related to
  restricted stock grants.....................     325     --         5,070          --          (5,070)             --
Deferred stock compensation related to
  employee stock options......................      --     --           341          --            (341)             --
Amortization of deferred stock compensation...      --     --            --          --           1,934              --
Exercise of common stock options..............     443     --           316          --              --              --
Employee purchase of common stock.............      62     --           830          --              --              --
Foreign currency translation gain.............      --     --            --          --              --               8
Net loss......................................      --     --            --          --              --              --
                                                ------    ---      --------       -----         -------         -------
Balance, December 31, 2000....................  36,597    $35      $330,061       $ (41)        $(9,263)        $     8
                                                ======    ===      ========       =====         =======         =======

                                                  RETAINED         TOTAL
                                                  EARNINGS     STOCKHOLDERS'
                                                (ACCUMULATED      EQUITY
                                                  DEFICIT)       (DEFICIT)
                                                ------------   -------------
Balance, December 31, 1997....................    $    103       $    563
Issuance of common stock......................          --              9
Issuance of common stock for note
  receivable..................................          --             --
Repurchase of common stock....................        (652)          (720)
Payments on notes receivable..................          --             25
Notes issued to stockholders..................          --           (700)
Deferred stock compensation related to
  employee stock options......................          --             --
Amortization of deferred stock compensation...          --             22
Net income....................................          60             60
                                                  --------       --------
Balance, December 31, 1998....................        (489)          (741)
Issuance of common stock to purchase Creative
  Business Solutions, Inc. and HealthWeb
  Systems, Ltd. ..............................          --          1,146
Issuance of common stock to purchase assets of
  Management & Technology Solutions, Inc. ....          --            140
Issuance of common stock for purchase of
  Novalis Corporation.........................          --          9,000
Issuance of common stock for purchase of
  Finserv Health Care Systems, Inc. ..........          --          1,499
Repurchase of common stock in exchange for
  notes receivable from stockholders..........        (696)            --
Deferred stock compensation related to
  employee stock options......................          --             --
Amortization of deferred stock compensation...          --          1,057
Stock compensation............................          --             53
Repurchase common stock.......................          --             --
Exercise of common stock options and
  warrants....................................          --            141
Issuance of common stock related to initial
  public offering, net of offering costs of
  $4,324......................................          --         35,996
Conversion of preferred stock to common
  stock.......................................          --         10,932
Net loss......................................      (7,927)        (7,927)
                                                  --------       --------
Balance, December 31, 1999....................      (9,112)        51,296
Issuance of common stock to purchase
  Healthcare Media Enterprises, Inc. .........          --          5,189
Issuance of common stock to purchase Erisco
  Managed Care Technologies, Inc. ............          --        192,923
Issuance of common stock to purchase Resource
  Information Management Systems, Inc. .......          --         54,865
Issuance of common stock in exchange for
  services....................................          --             99
Value of options assumed for Resource
  Information Management Systems, Inc.
  acquisition.................................          --          4,718
Issuance of stock warrants....................          --          1,716
Cancellation of Novalis Corporation escrowed
  shares......................................          --         (2,206)
Deferred stock compensation related to
  restricted stock grants.....................          --             --
Deferred stock compensation related to
  employee stock options......................          --             --
Amortization of deferred stock compensation...          --          1,934
Exercise of common stock options..............          --            316
Employee purchase of common stock.............          --            830
Foreign currency translation gain.............          --              8
Net loss......................................     (42,258)       (42,258)
                                                  --------       --------
Balance, December 31, 2000....................    $(51,370)      $269,430
                                                  ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                               ----------------------------
                                                                 2000      1999      1998
                                                               --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $(42,258)  $(7,927)  $    60
  Adjustments to reconcile net income (loss) to net
    Cash provided by (used in) operating activities:
    Provision for doubtful accounts.........................      1,357       505       203
    Common stock issued for services rendered...............         99        53        --
    Amortization of deferred stock compensation.............      1,934     1,057        22
    Amortization of deferred stock warrants.................         82        --        --
    Write-off of acquired in-process technology.............      1,426     1,407        --
    Forgiveness of notes receivable.........................         29        32        --
    Deferred taxes..........................................     (5,636)     (187)      (83)
    Loss on disposal of property and equipment..............        234        --       187
    Depreciation and amortization of property and
     equipment..............................................      5,262     1,633       161
    Amortization of intangibles.............................     18,622       783        --
  Changes in assets and liabilities (net of acquisitions):
    Restricted cash.........................................     (1,500)       --        --
    Accounts receivable.....................................     (1,639)   (3,080)   (2,127)
    Prepaid expenses and other current assets...............     (1,339)   (1,271)      (75)
    Income tax receivable...................................         (9)      (34)     (406)
    Notes receivable........................................        357        --        --
    Accounts payable........................................      3,700     1,364        32
    Accrued liabilities.....................................      3,531     5,190       976
    Deferred revenue........................................      3,931       241      (248)
    Other...................................................       (739)     (110)      (16)
                                                               --------   -------   -------
      Net cash used in operating activities.................    (12,556)     (344)   (1,314)
                                                               --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term and long-term investments, net.........      4,168    (7,187)       --
  Purchase of property and equipment and software
    licenses................................................     (7,328)   (3,208)     (750)
  Purchase of MedPartners' assets...........................         --    (2,630)       --
  Net cash acquired in (paid for) acquisitions..............     27,392    (7,338)       --
  Payment of acquisition-related costs......................     (7,265)   (2,657)       --
  Other.....................................................     (2,206)       --        --
                                                               --------   -------   -------
      Net cash provided by (used in) investing activities...     14,761   (23,020)     (750)
                                                               --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net...............         --    35,996         9
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net........................         --     4,483     6,449
  Repurchases of common stock...............................         --        --      (720)
  Proceeds from issuance of notes payable...................         --        --        56
  Proceeds from revolving line of credit, net...............     11,438        --        --
  Payments on notes payable.................................     (9,689)   (1,275)      (32)
  Proceeds from term note...................................      4,000        --        --
  Payments on term note.....................................     (4,000)     (265)       --
  Proceeds from equipment line of credit....................      1,855        --        --
  Payments on equipment line of credit......................       (565)       --        --
  Payments on capital leases................................     (1,382)     (448)      (15)
  Issuance of notes receivable..............................         --        --      (800)
  Repayment of notes receivable.............................         --        30        25
  Employee exercise of stock options........................        316        11        --
  Employee purchase of common stock.........................        830        --        --
                                                               --------   -------   -------
      Net cash provided by financing activities.............      2,803    38,532     4,972
                                                               --------   -------   -------
  Net increase in cash and cash equivalents.................      5,008    15,168     2,908
  Effect of exchange rate changes on cash and cash
    equivalents.............................................          8        --        --
  Cash and cash equivalents at beginning of year............     18,849     3,681       773
                                                               --------   -------   -------
  Cash and cash equivalents at end of year..................   $ 23,865   $18,849   $ 3,681
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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

LONG-LIVED ASSETS


     Long-lived assets and intangible assets, including enterprise level goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved. No impairment has been indicated to date.


REVENUE RECOGNITION

     The Company has adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


     The Company generates recurring revenue from several sources, including the sale of maintenance and support on its software products, and from the hosting of application services. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from application services is subscription-based and billed monthly over a contract term of typically three to seven years. Many of the agreements associated with application services contain performance standards that require the Company to maintain a certain level of operating performance related to those applications. This performance is measured on a monthly basis by the Company prior to the recording of the application services revenues. Software license fees under arrangements where the Company hosts the software and the customer does not have the ability to take possession of the software during the hosting period, are recognized ratably over the hosting periods in accordance with EITF issue 00-3.


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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMPUTATION OF INCOME (LOSS) PER SHARE


     Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares issued in connection with business combinations, that are held in escrow, are excluded from the computation of basic EPS until the shares are released from escrow. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, shares held in escrow and other convertible securities. The following is a reconciliation of the numerator (net income (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):


                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------    -------    -------
BASIC:
  Net income (loss)...................................  $(42,258)   $(7,927)   $    60
                                                        --------    -------    -------
  Weighted average common shares outstanding..........    23,444      9,376      4,937
                                                        --------    -------    -------
  Net income (loss) per share.........................  $  (1.80)   $ (0.85)   $  0.01
                                                        ========    =======    =======
DILUTED:
  Net income (loss)...................................  $(42,258)   $(7,927)   $    60
                                                        --------    -------    -------
  Weighted average common shares outstanding..........    23,444      9,376      4,937
  Preferred stock.....................................        --         --      2,888
  Options to purchase common stock....................        --         --        305
  Common stock subject to repurchase..................        --         --      4,640
  Warrants............................................        --         --         13
                                                        --------    -------    -------
  Total weighted common stock and common stock
     equivalents......................................    23,444      9,376     12,783
                                                        --------    -------    -------
  Net income (loss) per share.........................  $  (1.80)   $ (0.85)   $  0.00
                                                        ========    =======    =======


     Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares:



                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------    -------    -------
  Shares held in escrow.............................         686        518         --
  Options to purchase common stock..................       5,170      3,479         --
  Unvested portion of restricted stock..............         325         --         --
  Common stock subject to repurchase................          --      1,698         --
  Warrants..........................................         300         --         --
                                                        --------    -------    -------
                                                           6,481      5,695         --
                                                        ========    =======    =======

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Notes payable and lines of credit consist of the following at December 31:

                                                   NOTES PAYABLE      LINES OF CREDIT
                                                  ---------------    -----------------
                                                  2000      1999       2000      1999
                                                  -----    ------    --------    -----
Revolving credit facility of $15.0 million,
  interest at prime plus 1.5% (11.0% at December
  31, 2000), payable monthly in arrears.........  $  --    $   --    $ 11,438    $  --
Equipment lease line of credit, secured by
  equipment, due in monthly installments through
  June 2003, with interest rates between 9.72%
  and 10.18%....................................     --        --       1,524      973
Financing agreement, collateralized by software
  license purchased (imputed interest rate of
  7.80%) due in equal monthly installments
  through January 2004..........................    369       471
Related party note issued in connection with the
  acquisition of CBS and HealthWeb, due in
  February 2001, interest at 8%, payable
  annually in arrears...........................    135       270
Note payable to lending institution,
  collateralized by license purchased, due in
  equal monthly installments, interest at 10%
  per annum.....................................     --       386
Other obligations due in monthly installments
  through October 2002, with interest rates up
  to prime plus 1.5% (11.0% at December 31,
  2000).........................................    103        --
                                                  -----    ------    --------    -----
Total notes payable and lines of credit.........    607     1,127      12,962      973
Less: Current portion...........................   (343)     (623)    (12,089)    (293)
                                                  -----    ------    --------    -----
                                                  $ 264    $  504    $    873    $ 680
                                                  =====    ======    ========    =====

     Future principal payments of notes payable at December 31, 2000 are as follows:

           FOR THE PERIODS ENDING DECEMBER 31,             NOTES PAYABLE    LINES OF CREDIT
           -----------------------------------             -------------    ---------------
     2001................................................      $ 343           $ 12,089
     2002................................................        124                718
     2003................................................        129                155
     2004................................................         11                 --
     2005................................................         --                 --
                                                               -----           --------
                                                                 607             12,962
Less: Current portion....................................       (343)           (12,089)
                                                               -----           --------
                                                               $ 264           $    873
                                                               =====           ========

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Future minimum lease payments under noncancelable operating and capital leases at December 31, 2000 are as follows:

      FOR THE PERIODS ENDING DECEMBER 31,        CAPITAL LEASES    OPERATING LEASES
      -----------------------------------        --------------    ----------------
                                                           (IN THOUSANDS)
     2001......................................     $ 2,523            $ 7,240
     2002......................................       1,840              6,973
     2003......................................       1,146              6,483
     2004......................................         450              4,808
     2005......................................         159              3,967
     Thereafter................................          --              6,967
                                                    -------            -------
Total minimum lease payments...................       6,118            $36,438
                                                                       =======
Less: Interest.................................        (692)
Less: Current portion..........................      (2,123)
                                                    -------
                                                    $ 3,303
                                                    =======


     In May 2000, Finserv Health Care Systems, Inc. ("Finserv"), a wholly owned subsidiary of the Company, initiated litigation against U.S. Imaging, Inc. ("USI") for breach of contract. Finserv claims that USI failed to pay fees and expenses in the amount of approximately $194,000 and that USI wrongfully and unilaterally terminated the contracts in February 2000, before the end of the term and therefore is liable for a termination fee of $250,000. Also, Finserv alleges that USI has continued to use Finserv's proprietary software after the wrongful termination of the contracts and that USI is liable for the economic damages suffered by Finserv as a result of this unauthorized use. The amount of damages, if any, remains unknown. USI has filed a counterclaim against Finserv for breach of contract, alleging that USI sustained damages in excess of $450,000 as Finserv failed to provide a variety of services within the contracts' scope. In addition, USI has claimed additional damages of approximately $2.0 million as a result of Finserv's breach of an obligation to file certain claims on USI's behalf in the bankruptcy of Dow Corning Corporation. The litigation is set for trial on April 23, 2001, but the parties have requested a continuance until after October 15, 2001. The Company is unable to estimate the range of possible loss, if any, from this litigation, and no accrual for any loss related to this matter has been made in the consolidated financial statements.



     In December 2000, the Company received notice from a third party through its legal counsel, that the Company is allegedly infringing on the third party's trademark. No damages have been specified. The Company is unable to estimate the range of possible loss, if any, from this litigation, and no accrual for any loss related to this matter has been made in the consolidated financial statements.


     In the opinion of management, the results of the above matters, individually or in the aggregate, are not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


     On November 30, 2000, in connection with the Resource Information Management Systems, Inc. ("RIMS") acquisition (Note 12), the Company adopted the RIMS Stock Option Plan based primarily upon RIMS' existing non-statutory stock option plan. Unless previously terminated by the stockholders the Plan shall terminate at the close of business on January 1, 2009, and no options shall be granted under it thereafter. Such termination shall not affect any option previously granted. Upon a business combination by the Company with any corporation or other entity, the Company may provide written notice to optionees that options shall terminate on a date not less than 14 days after the date of such notice unless theretofore exercised. In connection with such notice, the Company may, in its discretion, accelerate or waive any deferred exercise period.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Activity under the two plans was as follows (in thousands, except per share data):

                                                     OUTSTANDING OPTIONS
                          SHARES                 ---------------------------      WEIGHTED
                         AVAILABLE   NUMBER OF                     AGGREGATE      AVERAGE
                         FOR GRANT    SHARES     EXERCISE PRICE      PRICE     EXERCISE PRICE
                         ---------   ---------   ---------------   ---------   --------------
Options reserved at
  Plan inception.......    1,600          --                  --         --            --
Granted................   (1,159)      1,159     $ 0.25 - $ 0.28    $   297        $ 0.26
Cancelled..............       10         (10)               0.25         (2)         0.25
                          ------       -----                        -------
Balances, December 31,
  1998.................      451       1,149       0.25 -   0.28        295          0.26
Additional options
  reserved.............    2,400
Granted................   (2,644)      2,644       0.25 -  29.75     16,318          6.17
Exercised..............       --         (60)               0.25        (15)         0.25
Cancelled..............      254        (254)      0.25 -  20.25       (261)         1.03
                          ------       -----                        -------
Balances, December 31,
  1999.................      461       3,479       0.25 -  29.75     16,337          4.70
Additional options
  reserved.............    3,200          --
Granted................   (2,386)      2,386      12.68 -  63.25     47,735         20.00
Adopted and assumed....       --         300                7.02      2,107          7.02
Exercised..............       --        (425)      0.25 -  14.50       (312)         0.73
Cancelled..............      570        (570)      0.25 -  57.50     (7,751)        13.58
                          ------       -----                        -------
Balances, December 31,
  2000.................    1,845       5,170     $ 0.25 - $63.25    $58,116        $11.24
                          ======       =====                        =======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows (in thousands, except per share data):

                    OPTIONS OUTSTANDING AT DECEMBER 31, 2000         OPTIONS EXERCISABLE AT
                 ----------------------------------------------        DECEMBER 31, 2000
                                    WEIGHTED                      ----------------------------
                                    AVERAGE                         NUMBER
                     NUMBER        REMAINING        WEIGHTED      EXERCISABLE      WEIGHTED
   RANGE OF       OUTSTANDING     CONTRACTUAL       AVERAGE          AS OF         AVERAGE
EXERCISE PRICE   AS OF 12/31/00   LIFE (YEARS)   EXERCISE PRICE    12/31/00     EXERCISE PRICE
--------------   --------------   ------------   --------------   -----------   --------------
$ 0.25 - $ 2.60      1,864            8.00           $ 0.87           456           $ 0.77
$ 6.50 - $ 6.50        280            8.64             6.50            61             6.50
$ 7.02 - $ 7.02        300            8.00             7.02           300             7.02
$12.69 - $15.25      1,979            9.65            14.64            26            14.50
$17.81 - $20.25        332            9.08            19.85            70            20.25
$28.75 - $38.98        268            9.02            31.58            30            28.75
$57.50 - $63.25        147            9.13            58.28             0             0.00
                     -----            ----           ------           ---           ------
                     5,170            8.87           $11.24           943           $ 5.31
                     =====            ====           ======           ===           ======

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have been as follows (in thousands, except per share amounts):

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2000       1999      1998
                                                           --------    -------    -----
Net income (loss), as reported...........................  $(42,258)   $(7,927)   $  60
Net income (loss), pro forma.............................  $(48,340)   $(8,695)   $  54
Net income (loss) per share, as reported:
  Basic..................................................  $  (1.80)   $ (0.85)   $0.01
  Diluted................................................  $  (1.80)   $ (0.85)   $0.00
Net income (loss) per share, pro forma:
  Basic..................................................  $  (2.06)   $ (0.93)   $0.01
  Diluted................................................  $  (2.06)   $ (0.93)   $0.00

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


                                                           YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                       2000          1999         1998
                                                      -------    ------------    -------
Expected volatility.................................       50%         221%           --
Risk-free interest rate.............................     6.00%        6.34%         5.18%
Expected life.......................................  4 years      4 years       4 years
Expected dividends..................................       --           --            --


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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The values of the warrants issued and received were determined using a Black Scholes option pricing model with the following assumptions:



                                                             WARRANTS    WARRANTS
                                                              ISSUED     RECEIVED
                                                             --------    --------
Term.......................................................  5 years     5 years
Expected dividends.........................................       --          --
Exercise price.............................................  $ 13.50     $  1.50
Grant date stock price.....................................  $ 12.06     $  1.31
Expected volatility........................................       50%         53%
Risk-free interest rate....................................     5.91%       5.91%



     The $1,716,000 net value of the warrants exchanged is being amortized on a straight-line basis over the agreement term as a reduction of recurring revenue. A total of $61,000 was charged against recurring revenue in the year ended December 31, 2000.


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

SHAREHOLDER RIGHTS PLAN


     In September 2000, the Company's Board of Directors adopted a shareholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock, distributed to stockholders of record on or after October 19, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock (an "Acquiring Person") or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an initial exercise price of $75 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price, common stock of the Company having a market value at that time of twice the Right's exercise price. If the Company is later acquired in a merger or similar transaction, all holders of Rights (other than the Acquiring Person) may, for $75.00, purchase shares of the acquiring corporation with a market value of $150.00. Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation IMS Health Incorporated (Note 12), and as a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on October 2, 2010, unless earlier redeemed by the Board at $0.001 per Right.


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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RESTRICTED STOCK


     In May 2000, the Company issued 13,700 shares of restricted stock pursuant to restricted stock agreements with non-employees. Pursuant to the agreements, the Company shall cancel any unvested shares of common stock upon termination of services. Shares subject to the agreements vest over a four-year period, in equal annual installments, commencing on the first anniversary of the agreement date. The fair value of the restricted stock is determined based on a Black-Scholes pricing model at each reporting period. As of December 31, 2000, the Company cancelled 2,400 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.



     In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. ("Erisco"), the Company issued 231,404 shares of restricted stock to certain employees of Erisco. In addition, the Company recorded a $3.5 million charge to deferred stock compensation. 115,702 of the shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The remaining 115,702 shares vest over a three-year period commencing on December 31, 2001 if certain revenue and operating income goals are achieved for the prior year. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.



     In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. ("RIMS"), the Company issued 82,553 shares of restricted stock to certain employees of RIMS. In addition, the Company recorded a $1.4 million charge to deferred stock compensation. Shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.


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
                                                              =======    =====    ====

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's effective tax rate differs from the statutory rate as shown in the following schedule:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                              2000       1999      1998
                                                            --------    -------    ----
                                                                  (IN THOUSANDS)
Tax provision (benefit) at federal statutory rate.........  $(16,356)   $(2,768)   $48
State income taxes, net of federal benefit................    (2,405)      (385)     7
Increase in valuation allowance...........................     7,343      1,408     --
Goodwill amortization.....................................     3,434        699     --
Amortization of deferred stock compensation...............       657        412     --
Write off of acquired in-process technology...............       485        478     --
Other.....................................................       994        (57)    27
                                                            --------    -------    ---
Tax provision (benefit)...................................  $ (5,848)   $  (213)   $82
                                                            ========    =======    ===

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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     During 2000, the valuation allowance increased by $7.3 million due to the generation of deferred tax assets and subsequently decreased to zero due to the Company's use of the valuation allowance to offset deferred liabilities resulting from its acquisitions.

11. EMPLOYEE BENEFIT PLAN


     In January 1998, the Company adopted a defined contribution plan (the "401k Plan") which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the 401k Plan of up to 15% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company has made no contributions since the 401k Plan's inception.


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


     The purchase price of approximately $3.3 million consisted of approximately $1.4 million in cash, 655,000 shares of common stock, notes payable of $270,000, assumed liabilities of $527,000 and acquisition costs of approximately $100,000. Included in the 655,000 shares of common stock issued in the acquisition were 131,000 shares held in escrow to secure indemnification obligations of the Creative Business Solutions and HealthWeb shareholders to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement. Such shares were released from escrow in February 2001. The fair value of the 655,000 shares of common stock issued in the acquisition was determined to be $1.1 million. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $2.5 million, of which $484,000 was allocated to acquired in-process technology and $2.1 million was allocated to goodwill, acquired workforce and customer list. An independent valuation was performed to determine the fair value of the identifiable intangible assets, including the portion of the purchase price attributed to the acquired in-process technology. At the date of acquisition, the Company determined the technological feasibility of HealthWeb's product was not established, and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $650,000 in research and development had been spent by HealthWeb up to the date of the acquisition in an effort to develop the technology to produce a commercially viable product and to develop future releases with additional functionality, and the Company expected to introduce the final product by the end of 1999. The actual expense associated with the research and development of the HealthWeb product from the date of the acquisition through the end of 1999, when the product was released, was approximately $936,000.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOVALIS CORPORATION


     In November 1999, the Company acquired all the outstanding shares of the Novalis Corporation ("Novalis"). The purchase price of approximately $18.2 million consisted of cash in the amount of approximately $5.0 million, 549,786 shares of common stock with a value of $16.37 per share, assumed liabilities of $1.9 million and acquisition costs of approximately $2.3 million. Of the 549,786 shares of common stock which have been issued in connection with this acquisition, 366,524 shares of the common stock were held in escrow until November 2000, to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement. At the expiration of the escrow period, 114,223 of the shares were returned to the Company and cancelled to satisfy a receivable from a former Novalis customer, and the balance of the escrow shares were released to the sellers.



     The acquisition of Novalis was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was $13.2 million, of which $923,000 was allocated to acquired in-process technology, and was written off in the year ended December 31, 1999, and $12.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, Novalis was developing several enhancements to its proprietary software products which include claims processing, data warehouse, medical management, credentialing and data processing softwares. At the date of the acquisition, the Company determined the technological feasibility of these product enhancements was not established and there was no alternative use and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $535,000 in research and development had been spent by Novalis up to the date of the acquisition in an effort to develop the next releases of the in-process and core technology. The future research and development expense associated with the in-process and core technology was estimated to be approximately $490,000. The in-process and core technology was scheduled to be released by June 30, 2000. The actual expense associated with research and development of the next releases of these products was approximately $486,000 and the various product release dates ranged between March 1, 2000 and May 31, 2000.


FINSERV HEALTH CARE SYSTEMS, INC.

     In December 1999, the Company acquired all of the outstanding shares of Finserv Health Care Systems, Inc. ("Finserv"). Finserv is a billing and accounts receivable management company focusing on the outpatient sector of the healthcare industry. The purchase price of approximately $5.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.5 million, and acquisition costs of approximately $1.0 million. The agreement also provides that an additional amount of shares, up to $750,000 in common shares (the "earnout consideration"), may be issued to the Finserv selling securityholders if certain milestones are achieved in the amount of up to $375,000 for each of the

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


years ending December 31, 2000 and 2001. The milestones were not achieved in 2000. As a result, the total of the potential milestone payment is reduced to up to $375,000 in common shares. Of the 48,998 shares of common stock which have been issued in connection with this acquisition, 20,000 shares of common stock are held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement.


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

HEALTHCARE MEDIA ENTERPRISES, INC.


     In January 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. ("HME"). HME's primary business focus is on software development, especially relating to the Internet, web design, and business to business portals. The purchase price of approximately $7.2 million consisted of cash in the amount of approximately $1.4 million, 87,359 shares of common stock with a value of $38.66 per share, assumed liabilities of $191,000 and acquisition costs of approximately $266,000. In December 2000, an additional 91,954 contingent shares of common stock with a value of $17.04 were issued upon the achievement of certain milestones in accordance with the original purchase agreement which resulted in an increase to goodwill of approximately $1.6 million. An additional 44,047 contingent shares of common stock were issued in accordance with a market value guarantee which did not effect the purchase price or goodwill. In January 2001, an additional 11,687 contingent shares of common stock with a value of $16.06 were issued in accordance with certain revenue commitment guarantees in the original purchase agreement. Of the 87,359 shares of common stock which were issued in connection with this acquisition, 17,472 shares of common stock were held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, until they were released to the seller in January 2001.



     The acquisition of HME was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $6.8 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in January 2000, and $6.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products for which technological feasibility had not been established and for which there were no alternative uses. Accordingly, the Company expensed the portion of the consideration allocated to in-process technology. Approximately $1.4 million in research and development had been spent up to the date of the acquisition in an effort to develop the next releases of the in-process technology. The future research and development expense associated with the in-process technology was estimated to be approximately $350,000, and the in-process technology was scheduled to be released by September 2000. Since the date of acquisition, the Company has decided to postpone the release of the in-process technology, and has incurred no further research and development expense related to the product.


     In valuing HME's developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ERISCO MANAGED CARE TECHNOLOGIES, INC.


     In May 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. ("Elbejay") a wholly owned subsidiary of the Company, IMS Health Incorporated ("IMS HEALTH"), and Erisco Managed Care Technologies, Inc. ("Erisco") pursuant to which Elbejay would merge with and into Erisco resulting in Erisco becoming a wholly owned subsidiary of the Company. In October 2000, the Company consummated the transaction, and Erisco became a wholly owned subsidiary of the Company. Erisco is a leading provider of software to the managed care industry. The purchase price of approximately $228.7 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $5.8 million. In addition, the Company issued 231,404 shares of restricted stock to certain Erisco employees.


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

RESOURCE INFORMATION MANAGEMENT SYSTEMS, INC.


     On December 1, 2000, the Company acquired all of the issued and outstanding capital stock of Resource Information Management Systems, Inc., an Illinois corporation ("RIMS"), in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of November 2, 2000 (the "Merger Agreement") by and among TriZetto, Cidadaw Acquisition Corp., a Delaware corporation and wholly owned subsidiary of TriZetto, RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth, and the First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000 (the "First Amendment"), by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth. The acquisition was effected by a merger (the "Merger") of Cidadaw Acquisition Corp. with and into RIMS, with RIMS surviving the merger as a wholly owned subsidiary of TriZetto.



     The purchase price of approximately $99.3 million consisted of cash in the amount of $3.0 million, 2,588,427 shares of common stock with a value of $21.20 per share, the fair value of approximately 300,000 fully vested options assumed of $4.7 million, assumed liabilities of $35.7 million, which includes $16.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $1.0 million. In addition, the Company issued 82,553 shares of restricted stock to certain RIMS employees. Of the 2,588,427 shares of common stock which were issued in connection with this Merger, 517,685 shares of common stock are held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


any breach of any covenant in the purchase agreement, and are scheduled to be released in December 2001.


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


     The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $86.2 million, of which $890,000 was allocated to acquired in-process technology and was expensed in December 2000, and an estimated $85.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. Approximately $2.9 million in research and development had been spent up to the date of acquisition in an effort to develop the next release of the four products which represented the in-process technology. The future research and development expense, associated with the in-process technology was estimated to be approximately $900,000. The four products which represented the in-process technology were scheduled to be released by December 2001.


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


     Upon the closing of the above transaction, the Company became liable for up to $745,000 related to costs to exit certain activities of the acquired enterprise. In addition, costs resulting from management's plan to involuntarily terminate or relocate certain employees of the acquired entity will be finalized in the quarter ended March 31, 2001. At December 31, 2000, the Company was still in the process of formulating the details of these costs.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The purchase price allocations were based on the estimated fair value of the assets, on the date of purchases as follows (in thousands):

                              CREATIVE
                              BUSINESS
                              SOLUTIONS   NOVALIS   FINSERV    HME      ERISCO     RIMS
                              ---------   -------   -------   ------   --------   -------
Total current assets........   $  596     $ 2,612   $  827    $  336   $ 36,040   $ 7,048
Property, Plant, equipment
  and other noncurrent
  assets....................      175       2,434      276        88      4,523     6,100
Goodwill....................    1,338       2,807    4,666     5,595    129,578    36,086
Other intangible assets.....      726       9,427       --       686     58,570    49,210
Acquired in-process
  technology................      484         923       --       536         --       890
                               ------     -------   ------    ------   --------   -------
     Total purchase price...   $3,319     $18,203   $5,769    $7,241   $228,711   $99,334
                               ======     =======   ======    ======   ========   =======

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Novalis, Finserv, HME, Erisco, and RIMS occurred on January 1, 1999, including giving effect of amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net revenue.................................................  $162,233    $151,846
Net loss....................................................  $(73,280)   $(74,279)
Net loss per share..........................................  $  (2.09)   $  (3.09)

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Creative Business Solutions, Novalis Corporation and Finserv occurred on January 1, 1998, giving effect to amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net revenue.................................................  $ 58,706    $ 39,312
Net loss....................................................  $(15,177)   $(10,510)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13. SUPPLEMENTAL CASH FLOW DISCLOSURES



                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                              2000       1999     1998
                                                            --------    ------    ----
                                                                  (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest....................................  $    903    $  120    $ 59
Cash paid for income taxes................................        62        42     705
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease.....................     3,235     3,550     167
Deferred stock compensation...............................     5,411     6,383     482
Common stock issued for notes receivable..................        --        --      53
Issuance of notes payable to acquire software and software
  licenses................................................        --     1,690      --
Common stock issued for Creative Business Solutions,
  Inc.....................................................        --     1,146      --
Notes payable issued for Creative Business Solutions,
  Inc.....................................................        --       270      --
Repurchase of shares in exchange for stockholder notes
  receivable..............................................        --       700      --
Cancellation of Novalis escrowed shares for payment of
  notes receivable........................................     2,206        --      --
Common stock issued to purchase assets of Management and
  Technology Solutions, Inc...............................        --       140      --
Exercise of common stock warrants.........................        --       130
Common stock issued to purchase assets of Novalis
  Corporation.............................................        --     8,999      --
Common stock issued to purchase assets of Finserv
  Healthcare Systems, Inc.................................        --     1,499      --
Issuance of common stock warrants.........................     1,716        --      --
Common stock issued for acquisition of Healthcare Media
  Enterprises, Inc........................................     5,189        --      --
Common stock issued for acquisition of Erisco Managed
  Technologies, Inc.......................................   192,923        --      --
Common stock issued for acquisition of Resource
  Information Management Systems, Inc.....................    54,864        --      --
Options assumed for acquisition of Resource Management
  Information Systems, Inc................................     4,718        --      --



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

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.


     The Company's reportable segments are organized primarily by the nature of services provided. The reportable segments are managed separately because of the difference in marketing strategies, customer base and client approach. Financial information about segments is reported in the consolidated statements of operations. The Company does not identify assets by business segments.

     The Company's assets are all located in the United States, and all sales were to customers located in the United States.


     Recurring and non-recurring revenues by type of similar products and services are as follows (in thousands):



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
ASP revenue.............................................  $54,596     $19,448     $ 5,300
Software maintenance and annual license agreement
  revenue...............................................    7,215          --          --
                                                          -------     -------     -------
  Recurring revenue.....................................   61,811      19,448       5,300
                                                          -------     -------     -------
Consulting revenue......................................   26,051      13,478       6,131
Software license revenue................................    1,194          --          --
                                                          -------     -------     -------
  Non-recurring revenue.................................   27,245      13,478       6,131
                                                          -------     -------     -------
Total revenue...........................................  $89,056     $32,926     $11,431
                                                          =======     =======     =======

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15. SUBSEQUENT EVENTS (UNAUDITED)



     On April 12, 2001, the Company consummated an Agreement and Plan of Merger ("Plan of Merger") among the Company, Imare Acquisition Corp. ("Imare"), a wholly owned subsidiary of the Company, Trustco Holdings, Inc. ("Trustco"), and Infotrust Company ("Infotrust"), a wholly owned subsidiary of Trustco, pursuant to which Imare merged with and into Infotrust resulting in Infotrust becoming a wholly owned subsidiary of the Company. The purchase price consisted of 923,077 shares of common stock, 138,462 shares of which are held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, and are scheduled to be released in April 2002. In the event that the fair market value of the common stock as of the one-year and two-year anniversaries is less than $13.00, the Company shall issue additional shares of common stock, not to exceed an aggregate of 138,462 additional shares, based on the difference between $13.00 and the fair market value of the Company's common stock on each anniversary date.



     The acquisition will be accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the tangible and intangible assets purchased and liabilities assumed will be allocated to goodwill upon completion of a independent valuation of the intangible assets.



     In April 2001, the Board of Directors approved an increase of 1,800,000 shares available for grant under the Plan. Such increase was approved by the stockholders at the Company's annual meeting held on May 16, 2001.



     In April 2001, the Company was served with a lawsuit alleging federal trademark infringement, unfair competition, false designation of origin, dilution, and state law claims for trademark infringement and unfair competition against the Company (see Note 8). The basis of the complaint is the plaintiff's contention that the Company's use of the trademark "HealtheWare" infringes plaintiff's alleged trademark "HEALTHware". No damages have been specified. No discovery has yet been conducted. The Company intends to vigorously defend the action, including asserting all appropriate counterclaims, and to oppose the plaintiff's application to register the "HEALTHware" mark in the United States Patent and Trademark Office. The Company is unable to estimate the range of possible loss, if any, from this litigation, and no accrual for any loss related to this matter has been made in the consolidated financial statements.

                                                                     SCHEDULE II

                   THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                BALANCE AT       ADDITIONS
                                BEGINNING     CHARGED TO COSTS                   BALANCE AT
                                OF PERIOD       AND EXPENSES      DEDUCTIONS    ENDING PERIOD
                                ----------    ----------------    ----------    -------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS
  Year Ended December 31,
     1998.....................    $  154           $  203           $  153(1)      $  204
  Year Ended December 31,
     1999.....................    $  204           $  505           $  112(1)      $  597
  Year Ended December 31,
     2000.....................    $  597           $1,357           $  734(1)      $1,220
DEFERRED TAX VALUATION
  ALLOWANCE
  Year Ended December 31,
     1998.....................        --               --               --             --
  Year Ended December 31,
     1999.....................        --           $1,408               --         $1,408
  Year Ended December 31,
     2000.....................    $1,408           $7,393           $8,751(2)          --


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

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.5*    RIMS Stock Option Plan (Incorporated by reference to Exhibit
          4.1 of TriZetto's Form S-8 as filed with the SEC on December
          21, 2000, File No. 000-27501)
 10.6*    Employment Agreement, dated April 30, 1998, by and between
          TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.7     Promissory Note, dated April 30, 1998, by and between
          TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.8     Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
          S-1 as filed with the SEC on August 5, 1999, File No.
          333-84533)
 10.9     Form of Restricted Stock Agreement between TriZetto and
          certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the
          SEC on August 14, 2000, File No. 000-27501)
 10.10*   Form of Change of Control Agreement entered into by and
          between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the
          SEC on May 15, 2000, File No. 000-27501)
 10.11    First Amended and Restated Investor Rights Agreement, dated
          April 9, 1999 by and among Raymond Croghan, Jeffrey
          Margolis, TriZetto, and Series A and Series B Preferred
          Stockholders (Incorporated by reference to Exhibit 10.8 of
          TriZetto's Registration Statement on Form S-1/A, as filed
          with the SEC on August 18, 1999, File No. 333-84533)
 10.12    Office Lease Agreement, dated April 26, 1999, between St.
          Paul Properties, Inc. and TriZetto (including addendum)
          (Incorporated by reference to Exhibit 10.10 of TriZetto's
          Registration Statement on Form S-1 as filed with the SEC on
          August 5, 1999, File No. 333-84533)
 10.13    Sublease Agreement, dated December 18, 1998, between TPI
          Petroleum, Inc. and TriZetto (including underlying Office
          Lease Agreement by and between St. Paul Properties, Inc. and
          Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
          TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)
 10.14    First Modification and Ratification of Lease, dated November
          1, 1999, by and between TriZetto and St. Paul Properties,
          Inc. (Incorporated by reference to Exhibit 10.22 of
          TriZetto's Form 10-K as filed with the SEC on March 30,
          2000, File No. 000-27501)
 10.15    Second Modification and Ratification of Lease, dated
          December 1999, by and between TriZetto and St. Paul
          Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto's Form 10-K as filed with the SEC on March 30,
          2000, File No. 000-27501)
 10.16    Third Modification and Ratification of Lease, dated January
          15, 2000, by and between TriZetto and St. Paul Properties,
          Inc. (Incorporated by reference to Exhibit 10.16 of
          TriZetto's Form 10-K as filed with the SEC on April 2, 2001,
          File No. 000-27501)
 10.17    Fourth Modification and Ratification of Lease, dated October
          15, 2000, by and between TriZetto and St. Paul Properties,
          Inc. (Incorporated by reference to Exhibit 10.17 of
          TriZetto's Form 10-K as filed with the SEC on April 2, 2001,
          File No. 000-27501)
 10.18    Form of Voting Agreement (Incorporated by reference to
          Exhibit 2.1 of TriZetto's Form 8-K as filed with the SEC on
          May 19, 2000, File No. 000-27501)
 10.19+   Secured Term Note, dated September 11, 2000, payable by
          TriZetto and each of TriZetto's subsidiaries to Heller
          Healthcare Finance, Inc. (Incorporated by reference to
          Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.20+   Loan and Security Agreement, dated September 11, 2000, by
          and among TriZetto, each of TriZetto's subsidiaries, and
          Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto's Form 10-Q as filed with the
          SEC on November 14, 2000, File No. 000-27501)
 10.21    Revolving Credit Note, dated September 11, 2000, payable by
          TriZetto and each of TriZetto's subsidiaries to Heller
          Healthcare Finance, Inc. (Incorporated by reference to
          Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)
 10.22    Amendment No. 1 to Loan and Security Agreement, dated
          October 17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.4 of TriZetto's
          Form 10-Q as filed with the SEC on November 14, 2000, File
          No. 000-27501)
 10.23    Amended and Restated Revolving Credit Note, dated October
          17, 2000, payable by TriZetto and each of TriZetto's
          subsidiaries to Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.5 of TriZetto's
          Form 10-Q as filed with the SEC on November 14, 2000, File
          No. 000-27501)
 10.24+   Amendment No. 2 to Loan and Security Agreement, dated
          December 28, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.24 of TriZetto's
          Form 10-K as filed with the SEC on April 2, 2001, File No.
          000-27501)
 10.25    Second Amended and Restated Revolving Credit Note, dated
          December 28, 2000, payable by TriZetto and each of
          TriZetto's subsidiaries to Heller Healthcare Finance, Inc.
          (Incorporated by reference to Exhibit 10.25 of TriZetto's
          Form 10-K as filed with the SEC on April 2, 2001, File No.
          000-27501)
 10.26    Bank One Credit Facility (including Promissory Note,
          Business Loan Agreement and Commercial Pledge and Security
          Agreement), dated October 27, 1999 (Incorporated by
          reference to Exhibit 10.21 of TriZetto's Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)
 10.27    Amendment to Bank One Credit Facility, dated June 22, 2000
          (including Promissory Note Modification Agreement, Business
          Loan Agreement and Commercial Pledge and Security Agreement)
          (Incorporated by reference to Exhibit 10.27 of TriZetto's
          Form 10-K as filed with the SEC on April 2, 2001, File No.
          000-27501)
 10.28    Amendment to Bank One Credit Facility, dated November 4,
          2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)
 10.29+   Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto's Form 10-K as
          filed with the SEC on April 2, 2001, File No. 000-27501)
 10.30    Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated
          (Incorporated by reference to Exhibit 10.30 of TriZetto's
          Form 10-K as filed with the SEC on April 2, 2001, File No.
          000-27501)
 21.1     Current Subsidiaries of TriZetto
 23.1     Consent of PricewaterhouseCoopers LLP


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