Form 10-Q
period 2001-06-30
TRIZETTO GROUP INC
filed 2001-08-14
CIK 1092458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                ----------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     As of July 31, 2001, 44,396,835 shares, $0.001 par value per share, of the registrant's common stock were outstanding.

================================================================================

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets - as of
         June 30, 2001 and December 31, 2000..............................    3

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2001 and 2000 .......    4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six months Ended June 30, 2001 and 2000..................    5

         Notes to Unaudited Condensed Consolidated Financial Statements...    6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    8

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......   13

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................   14

Item 2 - Changes in Securities and Use of Proceeds........................   14

Item 4 - Submission of Matters to a Vote of Securityholders...............   14

Item 5 - Other Information................................................   15

Item 6 - Exhibits and Reports on Form 8-K.................................   15

SIGNATURES................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            JUNE 30,     DECEMBER 31,
                                                             2001            2000
                                                           ---------     -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents ........................     $  74,948      $  23,865
    Short-term investments ...........................            --          3,019
    Restricted cash ..................................         1,606          1,500
    Accounts receivable, net .........................        31,418         18,102
    Notes receivable .................................           350          2,263
    Notes receivable from related parties ............           124            277
    Prepaid expenses and other current assets ........         4,869          4,444
    Income tax receivable ............................           449            449
                                                           ---------      ---------
        Total current assets .........................       113,764         53,919
Property and equipment, net ..........................        29,845         25,623
Notes receivable .....................................            35            313
Note receivable from related party ...................            --             25
Other assets .........................................         5,235          2,264
Goodwill and other intangible assets, net ............       255,510        281,607
                                                           ---------      ---------
        Total assets .................................     $ 404,389      $ 363,751
                                                           =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term notes payable and lines of credit .....     $  14,353      $  12,432
    Capital lease obligations ........................         2,212          2,123
    Accounts payable .................................         6,049          9,502
    Accrued liabilities ..............................        23,023         20,230
    Income taxes payable .............................           279            482
    Deferred revenue .................................        33,227         16,991
                                                           ---------      ---------
        Total current liabilities ....................        79,143         61,760
Long-term notes payable ..............................           202            264
Deferred taxes .......................................        18,536         25,141
Capital lease obligations ............................         3,015          3,303
Deferred revenue .....................................         2,191          1,834
Other long-term liabilities ..........................         1,376          2,019
                                                           ---------      ---------
        Total liabilities ............................       104,463         94,321
                                                           ---------      ---------
Stockholders' equity:
Common stock .........................................            44             35
Additional paid-in capital ...........................       392,112        330,061
Notes receivable from stockholders ...................           (41)           (41)
Deferred stock compensation ..........................        (7,909)        (9,263)
Accumulated other comprehensive income ...............             5              8
Accumulated deficit ..................................       (84,285)       (51,370)
                                                           ---------      ---------
        Total stockholders' equity ...................       299,926        269,430
                                                           ---------      ---------
            Total liabilities and stockholders' equity     $ 404,389      $ 363,751
                                                           =========      =========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------      ----------------------
                                                            2001          2000          2001          2000
                                                          --------      --------      --------      --------
REVENUE:
    Recurring revenue ...............................     $ 33,333      $ 12,377      $ 63,656      $ 24,344
    Non-recurring revenue ...........................       19,986         5,382        35,702        11,132
                                                          --------      --------      --------      --------
Total revenue .......................................       53,319        17,759        99,358        35,476
                                                          --------      --------      --------      --------
COST OF REVENUE:
    Recurring revenue (1) ...........................       24,736        11,505        49,006        22,871
    Non-recurring revenue (2) .......................       11,473         3,827        21,129         7,898
                                                          --------      --------      --------      --------
Total cost of revenue ...............................       36,209        15,332        70,135        30,769
                                                          --------      --------      --------      --------
GROSS PROFIT ........................................       17,110         2,427        29,223         4,707
                                                          --------      --------      --------      --------
OPERATING EXPENSES:
    Research and development (3) ....................        4,721         1,575         9,564         3,215
    Selling, general and administrative (4) .........       13,571         8,021        26,583        14,614
    Amortization of goodwill and acquired intangibles       16,985         1,670        34,269         3,298
    Write-off of acquired in-process technology .....           --            --            --           536
                                                          --------      --------      --------      --------
Total operating expenses ............................       35,277        11,266        70,416        21,663
                                                          --------      --------      --------      --------

LOSS FROM OPERATIONS ................................      (18,167)       (8,839)      (41,193)      (16,956)
Interest income .....................................          450           346           858           609
Interest expense ....................................         (364)         (156)         (698)         (183)
                                                          --------      --------      --------      --------

LOSS BEFORE BENEFIT FROM INCOME TAXES ...............      (18,081)       (8,649)      (41,033)      (16,530)
Benefit from income taxes ...........................       (3,100)           --        (8,118)           --
                                                          --------      --------      --------      --------
NET LOSS ............................................     $(14,981)     $ (8,649)     $(32,915)     $(16,530)
                                                          ========      ========      ========      ========
Net loss per share:
    Basic and diluted ...............................     $  (0.40)     $  (0.43)     $  (0.90)     $  (0.85)
                                                          ========      ========      ========      ========
Shares used in computing net loss per share:
    Basic and diluted ...............................       37,298        20,225        36,535        19,557
                                                          ========      ========      ========      ========

----------------
(1) Cost of recurring revenue for the three months ended June 30, 2001 and 2000, includes $216 and $111 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2001 and 2000, includes $431 and $215 of amortization of deferred stock compensation, respectively.

(2) Cost of non-recurring revenue for the three months ended June 30, 2001 and 2000, includes $190 and $71 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2001 and 2000, includes $273 and $142 of amortization of deferred stock compensation, respectively.

(3) Research and development for the three months ended June 30, 2001 and 2000, includes $64 and $9 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2001 and 2000, includes $127 and $18 of amortization of deferred stock compensation, respectively.

(4) Selling, general and administrative for the three months ended June 30, 2001 and 2000, includes $442 and $237 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2001 and 2000, includes $950 and $517 of amortization of deferred stock compensation, respectively.


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................   $(32,915)   $(16,530)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts .......................        926         440
     Reserve for sales returns .............................        305          --
     Amortization of deferred stock compensation ...........      1,781         892
     Amortization of deferred stock warrants ...............        121          --
     Write-off of acquired in-process technology ...........         --         536
     Depreciation and amortization of property and equipment      4,395       2,198
     Amortization of goodwill and acquired intangibles .....     34,269       3,298
     Gain on sale of property and equipment ................        (20)         --
     Loss on disposal of property and equipment ............          5         151
     Forgiveness of note receivable ........................         30          --
     Deferred taxes ........................................     (8,158)         --

     CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Restricted cash .......................................       (106)         --
     Accounts receivable ...................................    (12,039)     (1,276)
     Income tax receivable .................................         --         (14)
     Prepaid expenses and other current assets .............       (368)         90
     Notes receivable ......................................      1,872         (22)
     Other assets ..........................................     (2,266)       (224)
     Accounts payable ......................................     (3,566)       (842)
     Accrued liabilities ...................................      2,994       1,397
     Deferred revenue ......................................     16,574          38
                                                               --------    --------
Net cash provided by (used in) operating activities ........      3,834      (9,868)
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments, net ........................      3,019       3,753
Purchase of property and equipment and software licenses ...     (3,710)     (3,015)
Issuance of long-term note receivable ......................         --        (214)
Acquisitions, net of cash acquired .........................        846      (1,281)
Payment of acquisition-related costs .......................     (1,645)     (3,017)
                                                               --------    --------
Net cash used in investing activities ......................     (1,490)     (3,774)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable ..................................       (462)       (600)
Proceeds from line of credit ...............................         --       2,756
Proceeds from revolving line of credit, net ................      1,961          --
Proceeds from equipment line of credit .....................         --       1,164
Payments on capital leases .................................     (1,066)       (517)
Payments on line of credit .................................         --         (75)
Payments on equipment line of credit .......................       (430)       (187)
Proceeds from issuance of common stock, net ................        690         515
Proceeds from exercise of employee stock options ...........        472         172
Proceeds from issuance of common stock, net ................     47,577          --
                                                               --------    --------
Net cash provided by financing activities ..................     48,742       3,228
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents .......     51,086     (10,414)
Effect of exchange rate changes on cash and cash equivalents         (3)         (2)
Cash and cash equivalents, beginning of period .............     23,865      18,849
                                                               --------    --------
Cash and cash equivalents, end of period ...................   $ 74,948    $  8,433
                                                               ========    ========

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A as filed with the SEC on June 11, 2001.

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

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 ----------------------      ----------------------
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
BASIC AND DILUTED:
  Net loss .................................     $(14,981)     $ (8,649)     $(32,915)     $(16,530)
                                                 --------      --------      --------      --------
  Weighted average common shares outstanding       37,298        20,225        36,535        19,557
                                                 --------      --------      --------      --------
  Net loss per share .......................     $  (0.40)     $  (0.43)     $  (0.90)     $  (0.85)
                                                 --------      --------      --------      --------

ANTIDILUTIVE SECURITIES:
  Shares held in escrow ....................          676           535           676           535
  Options to purchase common stock .........        6,278         3,495         6,278         3,495
  Unvested portion of restricted stock .....          372            --           372            --
  Warrants .................................          300            --           300            --
                                                 --------      --------      --------      --------
                                                    7,626         4,030         7,626         4,030
                                                 ========      ========      ========      ========

3.   COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. Total comprehensive loss was $14,981 and $8,651 for the three months ended June 30, 2001 and 2000, respectively, and $32,918 and $16,532 for the six months ended June 30, 2001 and 2000, respectively, which includes the net loss for each period and the foreign currency translation.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

4.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            ------------------
                                                                              2001       2000
                                                                            -------     ------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest .................................................... $   718     $  236
Cash paid for income taxes ................................................     191         38

NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
  Assets acquired through capital lease ...................................     979        175
  Assets acquired through debt financing ..................................     328         --
  Deferred stock compensation .............................................     429         --
  Common stock issued for acquisition of Healthcare Media Enterprises, Inc.      --      3,500
  Common stock issued to Healthcare Media Enterprises, Inc. for 2000
    revenue commitment ....................................................     188         --
  Common stock issued for acquisition of Infotrust Company ................  12,890         --

5.   ACQUISITION

     On April 12, 2001, the Company acquired all of the issued and outstanding shares of Infotrust Company ("Infotrust") from Trustco Holdings, Inc. Infotrust serves healthcare payers, providing hosted applications services and outsourcing of essential administrative processes. The purchase price of approximately $14.9 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which includes $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $100,000. Of the 923,077 shares of common stock which have been issued in connection with this acquisition, 138,462 shares of the common stock are held in escrow and are scheduled to be released in April 2002.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $3.8 million and was allocated to goodwill.

6.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     In June 2001, the Company completed a secondary offering of 5,520,000 shares of common stock, at a price of $9.25 per share, that raised approximately $47.6 million, net of underwriting discounts, commissions and other offering costs. In connection with the offering, an additional 480,000 shares of common stock of the Company were sold by selling stockholders at $9.25 per share, for which the Company received no proceeds.

     In July 2001, in connection with the exercise of the underwriters' over-allotment option relating to the secondary offering, the Company issued 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.3 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters' over-allotment option, an additional 72,000 shares of common stock of the Company were sold by selling stockholders at $9.25 per share, for which the Company received no proceeds.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 142, Goodwill and Intangible Assets, which will become effective for the Company in fiscal year 2002. SFAS 142 establishes new accounting standards for purchased goodwill and intangible assets. The Company is currently amortizing its goodwill but will cease its amortization under SFAS
142. The Company has not yet determined the full impact of adopting SFAS No.
142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "FORECASTS", "EXPECTS", "PLANS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", "POTENTIAL", OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN OUR FORM 10-K/A UNDER THE CAPTION "RISK FACTORS." THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, packaged, proprietary software, an Internet platform, and consulting and business outsourcing services. As of June 30, 2001, we served over 500 customers, including managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies.

     We offer three sets of complementary products and services: Application Services Provider ("ASP") solutions, HealtheWare and HealthWeb. ASP solutions offer pre-integrated, remotely hosted third-party and proprietary applications and related services to healthcare payer organizations, benefits administrators and providers on a monthly subscription fee basis. As part of our ASP solutions, we also offer outsourcing of business processes and consulting services, including information technology assessment and software development and implementation. HealtheWare offers premium packaged software applications to the payer and benefits administration markets on a licensed basis. HealthWeb is our Internet platform, which facilitates information exchange and commerce over the Internet between health plans and providers, employers and health plan members. Our three sets of products and services allow us to offer comprehensive integrated solutions to our customers while providing the opportunity to cross-sell our services and diversify our sources of revenue.

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

     Cost of revenue are those costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity center personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs and maintenance costs.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000.

     REVENUE. Total revenue in the second quarter of 2001 increased $35.5 million, or 200%, to $53.3 million from $17.8 million for the same period in 2000. Of this increase, $29.7 million was due to the acquisitions of Erisco Managed Care Technologies, Inc. ("Erisco") and Resource Information Management Systems, Inc. ("RIMS") that occurred in the fourth quarter of 2000 and the acquisition of Infotrust Company ("Infotrust") that occurred in the second quarter of 2001. The remaining increase of $5.8 million primarily represented net growth in our Application Services Provider ("ASP") solutions business.

     Recurring revenue in the second quarter of 2001 increased $20.9 million, or 169%, to $33.3 million from $12.4 million for the same period in 2000. Of this increase, $16.9 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $4.0 million primarily represented growth in our ASP solutions business.

     Non-recurring revenue in the second quarter of 2001 increased $14.6 million, or 271%, to $20.0 million from $5.4 million for the same period in 2000. Of this increase, $12.8 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $1.8 million resulted primarily from an increase in consulting revenues and one-time software licenses of $2.6 million, offset by a decrease of $800,000 due primarily to the signing of long-term contracts by two customers, which resulted in classification as recurring revenues.

     COST OF REVENUE. Cost of revenue in the second quarter of 2001 increased $20.9 million, or 136%, to $36.2 million from $15.3 million for the same period in 2000. Of this increase, $16.7 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $4.2 million was primarily due to the costs incurred to support the overall expansion of our ASP solutions business. As a percentage of total revenue, cost of revenue approximated 68% in the second quarter of 2001 and 86% in the second quarter of 2000.

     Cost of recurring revenue in the second quarter of 2001 increased $13.2 million, or 115%, to $24.7 million from $11.5 million for the same period in 2000. Of this increase, $10.7 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $2.5 million was primarily due to additional expenses for personnel and facilities to support our growing ASP solutions business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 74% in the second quarter of 2001 and 93% in the second quarter of 2000.

     Cost of non-recurring revenue in the second quarter of 2001 increased $7.7 million, or 200%, to $11.5 million from $3.8 million for the same period in 2000. Of this increase, $6.0 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $1.7 million was primarily due to the costs incurred to support the increased consulting revenues and one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 57% in the second quarter of 2001 and 71% in the second quarter of 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 2001 increased $3.1 million, or 200%, to $4.7 million from $1.6 million for the same period in 2000. The increase represented incremental research and development costs associated with our acquisitions of Erisco and RIMS. As a percentage of total revenue, research and development expenses approximated 9% in the second quarter of 2001 and 9% in the second quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 2001 increased $5.6 million, or 69%, to $13.6 million from $8.0 million for the same period in 2000. Of this increase, $4.2 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $1.4 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in the second quarter of 2001 and 45% in the second quarter of 2000.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the second quarter of 2001 increased $15.3 million, or 917% to $17.0 million from $1.7 million for the same period in 2000. The increase represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust.

     INTEREST INCOME. Interest income in the second quarter of 2001 increased $104,000, or 30%, to $450,000 from $346,000 for the same period in 2000. The increase was due to the investment of the $47.6 million of net proceeds from the secondary offering of common stock completed in June 2001.

     INTEREST EXPENSE. Interest expense in the second quarter of 2001 increased $208,000, or 133%, to $364,000 from $156,000 for the same period in 2000. The increase was primarily due to borrowings under our revolving line of credit and additional borrowings on new capital lease agreements.

     BENEFIT FROM INCOME TAXES. Benefit from income taxes was $3.1 million in the second quarter of 2001 compared to zero for the same period in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities relating to the Erisco, RIMS and Infotrust acquisitions.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

     REVENUE. Total revenue in the first six months of 2001 increased $63.9 million, or 180%, to $99.4 million from $35.5 million for the same period in 2000. Of this increase, $56.3 million was generated by the acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $7.6 million primarily represented net growth in our ASP solutions business.

     Recurring revenue in the first six months of 2001 increased $39.4 million, or 162%, to $63.7 million from $24.3 million for the same period in 2000. Of this increase, $31.5 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $7.9 million primarily represented growth in our ASP solutions business.

     Non-recurring revenue in the first six months of 2001 increased $24.6 million, or 221%, to $35.7 million from $11.1 million for the same period in 2000. Of this increase, $24.9 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining decrease of $274,000 resulted primarily from the signing of long-term contracts by two customers of $2.3 million resulting in classification as recurring revenues, which was partially offset by an increase of $2.0 million in consulting revenues and one-time software licenses.

     COST OF REVENUE. Cost of revenue in the first six months of 2001 increased $39.3 million, or 128%, to $70.1 million from $30.8 million for the same period in 2000. Of this increase, $30.3 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $9.1 million was primarily due to the costs incurred to support the overall expansion of our ASP solutions business. As a percentage of total revenue, cost of revenue approximated 71% in the first six months of 2001 and 87% in the first six months of 2000.

     Cost of recurring revenue in the first six months of 2001 increased $26.1 million, or 114%, to $49.0 million from $22.9 million for the same period in 2000. Of this increase, $18.9 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $7.2 million was primarily due to additional expenses for personnel and facilities to support our growing ASP solutions business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 77% in the first six months of 2001 and 94% in the first six months of 2000.

     Cost of non-recurring revenue in the first six months of 2001 increased $13.2 million, or 168%, to $21.1 million from $7.9 million for the same period in 2000. Of this increase, $11.4 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $1.8 million was primarily due to the costs incurred to support the increased consulting revenues and one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 59% in the first six months of 2001 and 71% in the first six months of 2000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first six months of 2001 increased $6.4 million, or 198%, to $9.6 million from $3.2 million for the same period in 2000. Of this increase, $6.8 million represented incremental research and development costs associated with our acquisitions of Erisco and RIMS, which was partially offset by a decrease of $410,000 in development expenses related to our declining development of in-house Novalis products. As a percentage of total revenue, research and development expenses approximated 10% in the first six months of 2001 and 9% in the first six months of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first six months of 2001 increased $12.0 million, or 82%, to $26.6 million from $14.6 million for the same period in 2000. Of this increase, $7.9 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $4.1 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 27% in the first six months of 2001 and 41% in the first six months of 2000.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the first six months of 2001 increased $31.0 million, or 939% to $34.3 million from $3.3 million for the same period in 2000. Of this increase, $30.6 million represented incremental costs associated with our acquisitions of Erisco and RIMS. The remaining increase of $372,000 was due primarily to the increase of amortization of goodwill from other acquisitions.

     WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of acquired in-process technology was zero in the first six months of 2001 and $536,000 for the same period in 2000. Our acquisition of Healthcare Media Enterprises, Inc. in January 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $6.8 million. Of this amount, $536,000 was allocated to acquired in-process technology and was written off in January 2000.

     INTEREST INCOME. Interest income in the first six months of 2001 increased $249,000, or 41%, to $858,000 from $609,000 for the same period in 2000. The increase was due to the investment of $32.0 million cash received from our Erisco acquisition and the investment of $47.6 million net proceeds from the secondary offering of common stock completed in June 2001.

     INTEREST EXPENSE. Interest expense in the first six months of 2001 increased $515,000, or 281%, to $698,000 from $183,000 for the same period in 2000. The increase was primarily due to borrowings under our revolving line of credit and additional borrowings on new capital lease agreements.

     BENEFIT FROM INCOME TAXES. Benefit from income taxes was $8.1 million in the first six months of 2001 compared to zero for the same period in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities relating to the Erisco, RIMS and Infotrust acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock and cash obtained from our acquisition of Erisco. As of June 30, 2001, we had approximately $76.6 million of cash and cash equivalents which includes $1.6 million in restricted cash.

     Cash provided by operating activities for the six months ended June 30, 2001 was $3.8 million. Cash provided during this period was primarily attributable to net losses of $32.9 million, which was more than offset by depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of goodwill and acquired intangibles, deferred taxes and other changes in operating assets and liability accounts.

     Cash used in investing activities of $1.5 million for the six months ended June 30, 2001 was primarily the result of our purchase of $3.7 million in property and equipment and software licenses, $1.6 million of payments of acquisition-related costs resulting from our acquisitions of Erisco, RIMS and Infotrust, which was offset by the net sales of $3.0 million in short-term equity investments and $846,000 cash acquired from the Infotrust acquisition.

     Cash provided by financing activities of $48.7 million for the six months ended June 30, 2001 was primarily the result of the investment of $2.0 million of net proceeds from our revolving line of credit, $1.2 million in proceeds from the issuance of common stock related to employee exercise of stock options and employee purchase of common stock, and net proceeds of $47.6 million from the secondary offering of common stock completed in June 2001. The increase in cash from these proceeds was reduced by payments made on the line of credit as well as principal payments on notes payable and capital lease obligations of $2.1 million.

     In the third quarter of 2000, we entered into a revolving credit facility with a maximum principal amount of $15.0 million which was amended in the fourth quarter of 2000 to include Erisco and RIMS as additional borrowers. The revolving credit facility is collateralized by all of our receivables and expires in September 2002. Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit facility is prime rate plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants, including minimum tangible net worth as defined in the loan documents, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our current credit facilities prohibit us from paying cash dividends without our lender's prior consent. As of June 30, 2001, we had outstanding borrowings on the revolving credit facility of $13.4 million.

     In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at June 30, 2001 totaled approximately $1.2 million, and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

     In March 1999, we entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in December 2001. Borrowings under the line of credit bear interest at prime plus 0.5% and are collateralized by compensating cash balances on deposit. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that we must adhere to during the term of the agreement including restrictions on the payment of dividends. As of June 30, 2001, there were no outstanding borrowings on the line of credit.

     As of June 30, 2001, we have outstanding eight standby letters of credit in the aggregate amount of $1.6 million which serve as security deposits for our capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

     In June 2001, we completed a public offering of 5,520,000 shares of common stock, at a price of $9.25 per share, that raised approximately $47.6 million, net of underwriting discounts, commissions and other offering costs. In connection with the offering, an additional 480,000 shares of our common stock were sold by selling stockholders at $9.25 per share, for which we received no proceeds.

     In July 2001, in connection with the exercise of the underwriters' over-allotment option relating to the June public offering, we sold 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.3 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters' over-allotment option, an additional 72,000 shares of our common stock were sold by selling stockholders at $9.25 per share, for which we received no proceeds.

     Based on our current operating plan, we believe existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities.

     The interest rate on our $15.0 million revolving credit facility is prime plus 1.5%. The revolving credit facility expires in September 2002. As of June 30, 2001, we had outstanding borrowings on the revolving line of credit of $13.4 million. Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 8% and 14%.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 12, 2001, we issued 923,077 shares of our common stock to Trustco Holdings, Inc., a wholly-owned subsidiary of Trustmark Insurance Company ("Trustmark"), in connection with our acquisition of Infotrust Company. Trustmark has more than $5,000,000 in assets and is both an accredited investor and sophisticated investor. Thus, the shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Exchange Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     On June 13, 2001, our registration statement for shares of common stock was declared effective by the SEC (File No. 333-58982). We completed the secondary offering of 5,520,000 shares of common stock at $9.25 per share on June 19, 2001, raising net proceeds of $47.6 million. On July 11, 2001, we completed the issuance of 828,000 additional shares at $9.25 per share in connection with the exercise of the underwriters' over-allotment option, raising additional net proceeds of $7.3 million. The selling stockholders sold 552,000 shares in the secondary offering, including 72,000 shares in connection with the exercise of the underwriters' over-allotment option, at a price of $9.25 per share, for which we received no proceeds. We incurred $3.5 million in connection with the issuance and distribution of securities registered for underwriting discounts and commissions, legal and accounting expenses and other expenses. Bear, Stearns & Co. Inc. and UBS Warburg LLC served as lead managing underwriters in the offering and Salomon Smith Barney, Inc. served as co-managing underwriter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     TriZetto's annual meeting of stockholders was held on May 16, 2001. Of the 36,781,593 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 28,964,723 common shares, representing 79% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following three proposals were presented and voted on at the stockholders' meeting:

     Proposal One: The two nominees to the Board of Directors, William E. Fisher and David M. Thomas, were elected to serve three-year terms by the stockholders. The voting results for William E. Fisher were: For 28,401,452; Withheld 563,271. The voting results for David M. Thomas were: For 28,424,452; Withheld 540,271. The Class II directors, William E. Fisher and David M. Thomas, shall serve until the annual meeting of stockholders in 2004.

     Proposal Two: Amendment of our 1998 Stock Option Plan to increase the number of shares authorized under the plan by 1,800,000 to a total of 9,000,000. The voting results were: For 27,358,920; Against 1,454,658; Abstain 151,145; Broker Non-Votes Zero.

     Proposal Three: To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2001. The voting results were: For 28,500,380; Against 463,069; Abstain 1,274; Broker Non-Votes Zero.

ITEM 5. OTHER INFORMATION

     Effective August 7, 2001, our Board of Directors approved the engagement of Ernst & Young LLP as its independent accountants for the year ending December 31, 2001 to replace the firm of PricewaterhouseCoopers LLP ("PWC"), which was dismissed as our independent accountants effective August 7, 2001. The Audit Committee of our Board of Directors recommended the change of our independent accountants to our Board of Directors, also effective August 7, 2001.

     PWC's reports on our consolidated financial statements for fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion, disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1999 and 2000 and subsequent interim periods through August 7, 2001, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the matter in its reports. In addition, there were no reportable events during this period, as described in Item 304(a)(1)(v) of the SEC's Regulation S-K, except that PWC's Letter of Recommendations on Internal Controls for the year ended December 31, 2000 identified a material weakness related to the resources within our corporate accounting and finance department and recommended that the Company hire new staff and establish additional procedures to facilitate the proper recognition of revenue. We have hired additional staff and implemented new policies and procedures that adequately address the issues raised in PWC's letter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed as a part of this report:

            EXHIBIT
            NUMBER                   DESCRIPTION
            -------                  -----------
             10.1 Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902)

             16.1       Letter regarding Change in Certifying Accountants

     (b) Reports on Form 8-K.

     On June 11, 2001, we filed a Form 8-K/A-2 (Item 5) containing revised financial statements for Resource Information Management Systems, Inc. On June 12, 2001, we filed a Form 8-K/A-3 (Item 5) containing a revised consent of KPMG LLP with respect to such financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE TRIZETTO GROUP, INC.


Date: August 14, 2001                      By: /s/ MICHAEL J. SUNDERLAND
                                               ---------------------------------
                                                   Michael J. Sunderland
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------
          10.1 Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902)

          16.1       Letter regarding Change in Certifying Accountants