Form 10-Q
period 2001-09-30
TRIZETTO GROUP INC
filed 2001-11-14
CIK 1092458

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


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

                               Yes [X]      No [ ]


   As of October 31, 2001, 44,467,508 shares, $0.001 par value per share, of the registrant's common stock were outstanding.

================================================================================

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
                                    PART I - FINANCIAL INFORMATION
Item 1 -    Financial Statements:
            Unaudited Condensed Consolidated Balance Sheets - as of September 30, 2001 and
            December 31, 2000....................................................................    3
            Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2001 and 2000.............................................    4
            Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000..........................................................    5
            Notes to Unaudited Condensed Consolidated Financial Statements.......................    6
Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................    9
Item 3 -    Quantitative and Qualitative Disclosures about Market Risk...........................   14
                                      PART II - OTHER INFORMATION
Item 1 -    Legal Proceedings....................................................................   15
Item 2 -    Changes in Securities and Use of Proceeds............................................   15
Item 6 -    Exhibits and Reports on Form 8-K.....................................................   15
SIGNATURES.......................................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001            2000
                                                                -------------   ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..............................      $  62,487       $  23,865
    Short-term investments .................................         11,635           3,019
    Restricted cash ........................................          1,597           1,500
    Accounts receivable, net ...............................         31,694          18,102
    Notes receivable .......................................            144           2,263
    Notes receivable from related parties ..................            124             277
    Prepaid expenses and other current assets ..............          5,839           4,444
    Income tax receivable ..................................            449             449
                                                                  ---------       ---------
        Total current assets ...............................        113,969          53,919
Long-term investments ......................................          4,300              --
Property and equipment, net ................................         29,181          25,623
Notes receivable ...........................................            146             313
Note receivable from related party .........................             --              25
Other assets ...............................................         12,345           2,264
Goodwill and other intangible assets, net ..................        238,541         281,607
                                                                  ---------       ---------
        Total assets .......................................      $ 398,482       $ 363,751
                                                                  =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term notes payable and lines of credit ...........      $  17,560       $  12,432
    Capital lease obligations ..............................          2,212           2,123
    Accounts payable .......................................          4,649           9,502
    Accrued liabilities ....................................         22,904          20,230
    Income taxes payable ...................................            336             482
    Deferred revenue .......................................         28,093          16,991
                                                                  ---------       ---------
        Total current liabilities ..........................         75,754          61,760
Long-term notes payable ....................................          3,770             264
Deferred taxes .............................................         16,893          25,141
Capital lease obligations ..................................          2,583           3,303
Deferred revenue ...........................................          2,024           1,834
Other long-term liabilities ................................          1,152           2,019
                                                                  ---------       ---------
        Total liabilities ..................................        102,176          94,321
                                                                  ---------       ---------
Stockholders' equity:
Common stock ...............................................             44              35
Additional paid-in capital .................................        398,925         330,061
Notes receivable from stockholders .........................            (41)            (41)
Deferred stock compensation ................................         (6,727)         (9,263)
Accumulated other comprehensive income .....................             (6)              8
Accumulated deficit ........................................        (95,889)        (51,370)
                                                                  ---------       ---------
        Total stockholders' equity .........................        296,306         269,430
                                                                  ---------       ---------
            Total liabilities and stockholders' equity .....      $ 398,482       $ 363,751
                                                                  =========       =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -------------------------       -------------------------
                                                                    2001            2000            2001            2000
                                                                 ---------       ---------       ---------       ---------
REVENUE:
    Recurring revenue .....................................      $  39,407       $  14,237       $ 103,063       $  38,581
    Non-recurring revenue .................................         17,809           5,170          53,511          16,302
                                                                 ---------       ---------       ---------       ---------
Total revenue .............................................         57,216          19,407         156,574          54,883
                                                                 ---------       ---------       ---------       ---------
COST OF REVENUE:
    Recurring revenue (1) .................................         27,701          12,953          76,707          35,824
    Non-recurring revenue (2) .............................         10,091           3,682          31,219          11,580
                                                                 ---------       ---------       ---------       ---------
Total cost of revenue .....................................         37,792          16,635         107,926          47,404
                                                                 ---------       ---------       ---------       ---------
GROSS PROFIT ..............................................         19,424           2,772          48,648           7,479
                                                                 ---------       ---------       ---------       ---------
OPERATING EXPENSES:
    Research and development (3) ..........................          3,768           1,436          13,332           4,651
    Selling, general and administrative (4) ...............         11,987           7,300          38,571          21,914
    Amortization of goodwill and acquired intangibles .....         17,367           1,584          51,636           4,882
    Write-off of acquired in-process technology ...........             --              --              --             536
                                                                 ---------       ---------       ---------       ---------
Total operating expenses ..................................         33,122          10,320         103,539          31,983
                                                                 ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS ......................................        (13,698)         (7,548)        (54,891)        (24,504)
Interest income ...........................................            815             315           1,670             922
Interest expense ..........................................           (282)           (466)           (977)           (647)
                                                                 ---------       ---------       ---------       ---------
LOSS BEFORE BENEFIT FROM INCOME TAXES .....................        (13,165)         (7,699)        (54,198)        (24,229)
Benefit from income taxes .................................          1,561              --           9,679              --
                                                                 ---------       ---------       ---------       ---------
NET LOSS ..................................................      $ (11,604)      $  (7,699)      $ (44,519)      $ (24,229)
                                                                 =========       =========       =========       =========
Net loss per share:
    Basic and diluted .....................................      $   (0.27)      $   (0.37)      $   (1.15)      $   (1.21)
                                                                 =========       =========       =========       =========
Shares used in computing net loss per share:
    Basic and diluted .....................................         43,356          20,908          38,834          20,010
                                                                 =========       =========       =========       =========


----------

(1) Cost of recurring revenue for the three months ended September 30, 2001 and 2000, includes $80 and $114 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the nine months ended September 30, 2001 and 2000, includes $511 and $329 of amortization of deferred stock compensation, respectively.

(2) Cost of non-recurring revenue for the three months ended September 30, 2001 and 2000, includes $134 and $71 of amortization of deferred stock compensation, respectively. Cost of non-recurring revenue for the nine months ended September 30, 2001 and 2000, includes $406 and $213 of amortization of deferred stock compensation, respectively.

(3) Research and development for the three months ended September 30, 2001 and 2000, includes $37 and $9 of amortization of deferred stock compensation, respectively. Research and development for the nine months ended September 30, 2001 and 2000, includes $164 and $27 of amortization of deferred stock compensation, respectively.

(4) Selling, general and administrative for the three months ended September 30, 2001 and 2000, includes $268 and $116 of amortization of deferred stock compensation, respectively. Selling, general and administrative for the nine months ended September 30, 2001 and 2000, includes $1,219 and $633 of amortization of deferred stock compensation, respectively.

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               -----------------------
                                                                                                 2001           2000
                                                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................................      $(44,519)      $(24,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Provision for doubtful accounts ....................................................         2,337            887
     Reserve for sales returns ..........................................................           664             --
     Amortization of deferred stock compensation ........................................         2,300          1,202
     Amortization of deferred stock warrants ............................................           181             21
     Write-off of acquired in-process technology ........................................            --            536
     Depreciation and amortization of property and equipment ............................         6,757          3,432
     Amortization of goodwill and acquired intangibles ..................................        51,636          4,882
     Gain on sale of property and equipment .............................................           (15)            --
     Loss on disposal of property and equipment .........................................            --            155
     Issuance of stock in exchange for services rendered ................................            --             99
     Forgiveness of note receivable .....................................................            30             --
     Deferred taxes .....................................................................        (9,801)            --
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Restricted cash ....................................................................           (97)            --
     Accounts receivable ................................................................       (14,085)        (4,098)
     Income tax receivable ..............................................................            --            (13)
     Prepaid expenses and other current assets ..........................................            28           (739)
     Notes receivable ...................................................................         1,895            (22)
     Other assets .......................................................................        (4,131)          (241)
     Accounts payable ...................................................................        (4,966)           290
     Accrued liabilities ................................................................         2,840          2,987
     Deferred revenue ...................................................................        11,273          1,183
                                                                                               --------       --------
Net cash provided by (used in) operating activities .....................................         2,327        (13,668)
                                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term and long-term investments, net .......................................       (12,916)         6,648
Purchase of property and equipment and software licenses ................................        (5,222)        (4,621)
Issuance of long-term note receivable ...................................................            --         (1,147)
Increase in other assets ................................................................        (6,000)            --
Acquisitions, net of cash acquired ......................................................           846         (1,281)
Payment of acquisition-related costs ....................................................        (2,020)        (3,159)
                                                                                               --------       --------
Net cash used in investing activities ...................................................       (25,312)        (3,560)
                                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable ...............................................................          (904)          (629)
Proceeds from line of credit ............................................................            --          2,756
Proceeds from revolving line of credit, net .............................................         2,582             --
Proceeds from equipment line of credit ..................................................            --          1,855
Proceeds from secured term note .........................................................         6,000          4,000
Payments on capital leases ..............................................................        (1,619)          (941)
Payments on line of credit ..............................................................            --         (2,756)
Payments on equipment line of credit ....................................................          (653)          (357)
Proceeds from employee purchase of common stock, net ....................................           690            515
Proceeds from exercise of employee stock options ........................................           692            218
Proceeds from issuance of common stock, net .............................................        54,833             --
                                                                                               --------       --------
Net cash provided by financing activities ...............................................        61,621          4,661
                                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................................        38,636        (12,567)
Effect of exchange rate changes on cash and cash equivalents ............................           (14)            (3)
Cash and cash equivalents, beginning of period ..........................................        23,865         18,849
                                                                                               --------       --------
Cash and cash equivalents, end of period ................................................      $ 62,487       $  6,279
                                                                                               ========       ========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A as filed with the SEC on June 11, 2001.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform with the 2001 presentation.


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


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
BASIC AND DILUTED:
  Net loss .......................................      $(11,604)      $ (7,699)      $(44,519)      $(24,229)
                                                        --------       --------       --------       --------
  Weighted average common shares outstanding .....        43,356         20,908         38,834         20,010
                                                        --------       --------       --------       --------
  Net loss per share .............................      $  (0.27)      $  (0.37)      $  (1.15)      $  (1.21)
                                                        --------       --------       --------       --------
ANTIDILUTIVE SECURITIES:
  Shares held in escrow ..........................           676            535            676            535
  Options to purchase common stock ...............         5,999          3,463          5,999          3,463
  Unvested portion of restricted stock ...........           371             11            371             11
  Warrants .......................................           300            300            300            300
                                                        --------       --------       --------       --------
                                                           7,346          4,309          7,346          4,309
                                                        ========       ========       ========       ========

3. COMPREHENSIVE INCOME

   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. Total comprehensive loss was $11,615 and $7,700 for the three months ended September 30, 2001 and 2000, respectively, and $44,533 and $24,232 for the nine months ended September 30, 2001 and 2000, respectively, which includes the net loss for each period and the foreign currency translation.

4. SUPPLEMENTAL CASH FLOW DISCLOSURES


                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                  -----------------------
                                                                                                    2001           2000
                                                                                                  --------       --------
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest .....................................................................           998            451
Cash paid for income taxes .................................................................           227             63
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
  Assets acquired through capital lease ....................................................         1,159          2,688
  Assets acquired through debt financing ...................................................           906             --
  Deferred stock compensation ..............................................................          (234)           515
  Issuance of stock warrants ...............................................................            --          1,716
  Goodwill adjustment for Finserv acquisition ..............................................            --            428
  Common stock issued for acquisition of Healthcare Media Enterprises, Inc. ................            --          3,500
  Common stock issued to Healthcare Media Enterprises, Inc. for 2000 revenue commitment ....           188             --
  Common stock issued for acquisition of Infotrust Company .................................        12,890             --

5. ACQUISITION

   On April 12, 2001, the Company acquired all of the issued and outstanding shares of Infotrust Company ("Infotrust") from Trustco Holdings, Inc. Infotrust serves healthcare payers, providing hosted applications services and outsourcing of essential administrative processes. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which includes $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which have been issued in connection with this acquisition, 138,462 shares of the common stock are held in escrow and are scheduled to be released in April 2002.

   The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $4.4 million and was allocated to goodwill.

6. SECURED TERM NOTE AND REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

   SECURED TERM NOTE

   In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain convenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance.

   REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

   In September 2000, the Company also entered into a Revolving Credit Note and a Loan and Security Agreement with the same lender, providing for a revolving credit facility in the maximum principal amount of $15.0 million. In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for a maximum principal amount of $14.0 million and an expiration date of March 2004.

7. STOCKHOLDERS' EQUITY

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

8. NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("Statement 141") and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and
142. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations.

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

OVERVIEW

   We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, packaged, proprietary software, an Internet platform, and consulting and business outsourcing services. As of September 30, 2001, we served over 500 customers, including managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies.

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

   Recurring revenue from ASP solutions is subscription-based and billed monthly over a contract term of typically three to seven years. The amount billed monthly is based on units of volume, such as numbers of physicians, members or desktops covered by each contract. Recurring software maintenance revenue is typically based on one-year renewable contracts. Recurring revenue is recognized ratably over the term of the contract. Non-recurring revenue from consulting services is billed principally on either a time and materials or a fixed fee basis and is recognized as the services are performed. Non-recurring revenue from software license sales is recognized when revenue recognition criteria have been satisfied. Cash received in excess of revenue recognized is recorded as deferred revenue.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2000.

   REVENUE. Total revenue in the third quarter of 2001 increased $37.8 million, or 195%, to $57.2 million from $19.4 million for the same period in 2000. Of this increase, $31.7 million was due to the acquisitions of Erisco Managed Care Technologies, Inc. ("Erisco") and Resource Information Management Systems, Inc. ("RIMS") that occurred in the fourth quarter of 2000 and the acquisition of Infotrust Company ("Infotrust") that occurred in the second quarter of 2001. The remaining increase of $6.1 million primarily represented net growth in our ASP business.

   Recurring revenue in the third quarter of 2001 increased $25.2 million, or 177%, to $39.4 million from $14.2 million for the same period in 2000. Of this increase, $19.1 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $6.1 million primarily represented growth in our ASP business.

   Non-recurring revenue in the third quarter of 2001 increased $12.6 million, or 244%, to $17.8 million from $5.2 million for the same period in 2000. Of this increase, $12.6 million was generated by our acquisitions of Erisco, RIMS and Infotrust. Also, TriZetto one-time software license sales increased $1.8 million but was offset by a decrease of $1.8 million in consulting revenue and other non-recurring revenue.

   COST OF REVENUE. Cost of revenue in the third quarter of 2001 increased $21.2 million, or 127%, to $37.8 million from $16.6 million for the same period in 2000. Of this increase, $16.1 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $5.1 million was primarily due to the costs incurred to support the overall expansion of our ASP business. As a percentage of total revenue, cost of revenue approximated 66% in the third quarter of 2001 and 86% in the third quarter of 2000.

   Cost of recurring revenue in the third quarter of 2001 increased $14.8 million, or 114%, to $27.7 million from $12.9 million for the same period in 2000. Of this increase, $10.0 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $4.7 million was primarily due to the costs incurred to support the overall expansion of our ASP business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 70% in the third quarter of 2001 and 91% in the third quarter of 2000.

   Cost of non-recurring revenue in the third quarter of 2001 increased $6.4 million, or 174%, to $10.1 million from $3.7 million for the same period in 2000. Of this increase, $6.1 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $325,000 was primarily due to the costs incurred to support the increased one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 57% in the third quarter of 2001 and 71% in the third quarter of 2000.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 2001 increased $2.4 million, or 162%, to $3.8 million from $1.4 million for the same period in 2000. Of this increase, $2.7 million was generated by our acquisitions of Erisco and RIMS, which was partially offset by a decrease of $320,000 related to the sunsetting of certain in-house products. As a percentage of total revenue, research and development expenses approximated 7% in both the third quarter of 2001 and 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 2001 increased $4.7 million, or 64%, to $12.0 million from $7.3 million for the same period in 2000. Of this increase, $4.2 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $525,000 was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 21% in the third quarter of 2001 and 38% in the third quarter of 2000.

   AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the third quarter of 2001 increased $15.8 million, or 996%, to $17.4 million from $1.6 million for the same period in 2000. The increase represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust.

   INTEREST INCOME. Interest income in the third quarter of 2001 increased $500,000, or 159%, to $815,000 from $315,000 for the same period in 2000. The increase was due to the investment of $47.6 million of net proceeds from the secondary offering of common stock completed in June 2001 and $7.3 million of net proceeds in connection with the exercise of the underwriters' over-allotment option relating to the June public offering.

   INTEREST EXPENSE. Interest expense in the third quarter of 2001 decreased $184,000, or 39%, to $282,000 from $466,000 for the same period in 2000. The decrease was due to lower borrowing costs in 2000.

   BENEFIT FROM INCOME TAXES. Benefit from income taxes was $1.6 million in the third quarter of 2001 compared to zero for the same period in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities relating to the Erisco, RIMS and Infotrust acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

   REVENUE. Total revenue in the first nine months of 2001 increased $101.7 million, or 185%, to $156.6 million from $54.9 million for the same period in 2000. Of this increase, $87.9 million was generated by the acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $13.8 million mostly represented net growth in our ASP business.

   Recurring revenue in the first nine months of 2001 increased $64.5 million, or 167%, to $103.1 million from $38.6 million for the same period in 2000. Of this increase, $50.5 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $14.0 million primarily represented growth in our ASP business.

   Non-recurring revenue in the first nine months of 2001 increased $37.2 million, or 228%, to $53.5 million from $16.3 million for the same period in 2000. Of this increase, $37.4 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining decrease of $235,000 resulted primarily from the signing of long-term contracts by two customers of $3.5 million resulting in re-classification to recurring revenue, which was partially offset by an increase of $3.3 million in consulting revenues and one-time software licenses.

   COST OF REVENUE. Cost of revenue in the first nine months of 2001 increased $60.5 million, or 128%, to $107.9 million from $47.4 million for the same period in 2000. Of this increase, $46.4 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $14.1 million was primarily due to the costs incurred to support the overall expansion of our ASP business. As a percentage of total revenue, cost of revenue approximated 69% in the first nine months of 2001 and 86% in the first nine months of 2000.

   Cost of recurring revenue in the first nine months of 2001 increased $40.9 million, or 114%, to $76.7 million from $35.8 million for the same period in 2000. Of this increase, $28.9 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $12.0 million was primarily due to the costs incurred to support the overall expansion of our ASP business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 74% in the first nine months of 2001 and 93% in the first nine months of 2000.

   Cost of non-recurring revenue in the first nine months of 2001 increased $19.6 million, or 170%, to $31.2 million from $11.6 million for the same period in 2000. Of this increase, $17.5 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $2.1 million was primarily due to the costs incurred to support the increased consulting revenues and one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 58% in the first nine months of 2001 and 71% in the first nine months of 2000.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 2001 increased $8.6 million, or 187%, to $13.3 million from $4.7 million for the same period in 2000. Of this increase, $9.4 million represented incremental research and development costs associated with our acquisitions of Erisco and RIMS, which was partially offset by a decrease of $750,000 related to the sunsetting of certain in-house products. As a percentage of total revenue, research and development expenses approximated 9% in both the first nine months of 2001 and approximately 8% in the first nine months of 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first nine months of 2001 increased $16.7 million, or 76%, to $38.6 million from $21.9 million for the same period in 2000. Of this increase, $12.0 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $4.7 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the first nine months of 2001 and 40% in the first nine months of 2000.

   AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the first nine months of 2001 increased $46.7 million, or 958% to $51.6 million from $4.9 million for the same period in 2000. Of this increase, $46.2 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $468,000 was due primarily to the increase of amortization of goodwill from other acquisitions.

   WRITE OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write off of acquired in-process technology was zero in the first nine months of 2001 and $536,000 for the same period in 2000. Our acquisition of Healthcare Media Enterprises, Inc. in January 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $6.8 million. Of this amount, $536,000 was allocated to acquired in-process technology and was written off in January 2000.

   INTEREST INCOME. Interest income in the first nine months of 2001 increased $748,000 or 81%, to $1.7 million from $922,000 for the same period in 2000. The increase was due to the investment of $47.6 million net proceeds from the secondary offering of common stock completed in June 2001 and $7.3 million of net proceeds in connection with the exercise of the underwriters' over-allotment option relating to the June public offering.

   INTEREST EXPENSE. Interest expense in the first nine months of 2001 increased $330,000, or 51%, to $977,000 from $647,000 for the same period in 2000. The increase was primarily due to increased borrowings under our revolving line of credit and additional borrowings on new capital lease agreements.

   BENEFIT FROM INCOME TAXES. Benefit from income taxes was $9.7 million in the first nine months of 2001 compared to zero for the same period in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities relating to the Erisco, RIMS and Infotrust acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock, cash obtained from our acquisition of Erisco and a secondary public offering of our common stock. As of September 30, 2001, we had approximately $64.1 million of cash and cash equivalents which includes $1.6 million in restricted cash.

   Cash provided by operating activities for the nine months ended September 30, 2001 was $2.3 million. Cash provided during this period was primarily attributable to a net loss of $44.5 million, which was more than offset by depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation and warrants, amortization of goodwill and acquired intangibles, deferred taxes and other net changes in operating assets and liability accounts.

   Cash used in investing activities of $25.3 million for the nine months ended September 30, 2001 was primarily the result of our purchase of $5.2 million in property and equipment and software licenses, $2.0 million of payments for acquisition-related costs resulting from our acquisitions of Erisco, RIMS and Infotrust, $6.0 million for the purchase of a claims processing department (the "Altius Transaction"), and the net sales of $12.9 million in short-term and long-term equity investments, which was offset by the $846,000 cash acquired from the Infotrust acquisition.

   Cash provided by financing activities of $61.6 million for the nine months ended September 30, 2001 was primarily the result of $2.6 million of net proceeds from our revolving line of credit, $1.4 million in proceeds from the issuance of common stock related to employee exercise of stock options and employee purchase of common stock, $6.0 million proceeds from the term note, and net proceeds of $54.8 million from the secondary offering of common stock completed in June and July 2001. The increase in cash from these proceeds was reduced by payments made on the line of credit as well as principal payments on notes payable and capital lease obligations of $3.2 million.

   In the third quarter of 2001, we amended our revolving credit facility to a maximum principal amount of $14.0 million. The revolving credit facility is collateralized by all of our receivables and expires in March 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit facility is prime plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants, including minimum tangible net worth as defined in the loan documents, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our current credit facility prohibits us from paying cash dividends without our lender's prior consent. As of September 30, 2001, we had outstanding borrowings on the revolving credit facility of $14.0 million.

   In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at September 30, 2001 totaled approximately $1.0 million, and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

   In March 1999, we entered into a revolving line of credit agreement with a financial institution. In October 1999, we entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expires in December 2001. Borrowings under the line of credit bear interest at prime plus 0.5% and are collateralized by compensating cash balances on deposit. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that we must adhere to during the term of the agreement including restrictions on the payment of dividends. As of September 30, 2001, there were no outstanding borrowings on the line of credit.

   As of September 30, 2001, we have outstanding eight standby letters of credit in the aggregate amount of $1.6 million which serve as security deposits for our capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

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

   In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain convenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities.

   The interest rate on our $14.0 million revolving credit facility is prime plus 1.5%. The revolving credit facility expires in March 2004. As of September 30, 2001, we had outstanding borrowings on the revolving line of credit of $14.0 million. Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 8% and 14%.

   In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain convenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are filed as a part of this report:

   EXHIBIT
   NUMBER             DESCRIPTION
   ------             -----------
     10.1            Secured Term Note
     10.2            Third Amended and Restated Revolving Credit Note
     10.3            Amendment No. 3 to Loan and Security Agreement

   (b) Reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TRIZETTO GROUP, INC.

Date: November 14, 2001                      By:   /s/ MICHAEL J. SUNDERLAND
                                                   -----------------------------
                                                   Michael J. Sunderland
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER             DESCRIPTION
 --------            -----------
  10.1               Secured Term Note
  10.2               Third Amended and Restated Revolving Credit Note
  10.3               Amendment No. 3 to Loan and Security Agreement