Form 10-Q/A
period 2001-09-30
TRIZETTO GROUP INC
filed 2002-01-10
CIK 1092458

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q/A



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

                                  FORM 10-Q/A
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
                                    PART I - FINANCIAL INFORMATION
Item 1 -    Financial Statements:
            Unaudited Condensed Consolidated Balance Sheets - as of September 30, 2001 and
            December 31, 2000....................................................................    3
            Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2001 and 2000 (restated)..................................    4
            Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2001 and 2000 (restated)...............................................    5
            Notes to Unaudited Condensed Consolidated Financial Statements (restated)............    6
Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................    9
Item 3 -    Quantitative and Qualitative Disclosures about Market Risk...........................   14
                                      PART II - OTHER INFORMATION
Item 1 -    Legal Proceedings....................................................................   15
Item 2 -    Changes in Securities and Use of Proceeds............................................   15
Item 6 -    Exhibits and Reports on Form 8-K.....................................................   15
SIGNATURES.......................................................................................   16

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
                                                                  =========       =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -------------------------       -------------------------
                                                                    2001            2000            2001            2000
                                                                 ---------       ---------       ---------       ---------
                                                                                (Restated-                      (Restated-
                                                                                  Note 9)                         Note 9)
REVENUE:
    Recurring revenue .....................................      $  39,407       $  13,856       $ 103,063       $  38,200
    Non-recurring revenue .................................         17,809           5,170          53,511          16,302
                                                                 ---------       ---------       ---------       ---------
Total revenue .............................................         57,216          19,026         156,574          54,502
                                                                 ---------       ---------       ---------       ---------
COST OF REVENUE:
    Recurring revenue (1) .................................         27,701          12,953          76,707          35,824
    Non-recurring revenue (2) .............................         10,091           3,682          31,219          11,580
                                                                 ---------       ---------       ---------       ---------
Total cost of revenue .....................................         37,792          16,635         107,926          47,404
                                                                 ---------       ---------       ---------       ---------
GROSS PROFIT ..............................................         19,424           2,391          48,648           7,098
                                                                 ---------       ---------       ---------       ---------
OPERATING EXPENSES:
    Research and development (3) ..........................          3,768           1,436          13,332           4,651
    Selling, general and administrative (4) ...............         11,987           7,274          38,571          21,888
    Amortization of goodwill and acquired intangibles .....         17,367           1,584          51,636           4,882
    Write-off of acquired in-process technology ...........             --              --              --             536
                                                                 ---------       ---------       ---------       ---------
Total operating expenses ..................................         33,122          10,294         103,539          31,957
                                                                 ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS ......................................        (13,698)         (7,903)        (54,891)        (24,859)
Interest income ...........................................            815             315           1,670             922
Interest expense ..........................................           (282)           (466)           (977)           (647)
                                                                 ---------       ---------       ---------       ---------
LOSS BEFORE BENEFIT FROM INCOME TAXES .....................        (13,165)         (8,054)        (54,198)        (24,584)
Benefit from income taxes .................................          1,561              --           9,679              --
                                                                 ---------       ---------       ---------       ---------
NET LOSS ..................................................      $ (11,604)      $  (8,054)      $ (44,519)      $ (24,584)
                                                                 =========       =========       =========       =========
Net loss per share:
    Basic and diluted .....................................      $   (0.27)      $   (0.39)      $   (1.15)      $   (1.23)
                                                                 =========       =========       =========       =========
Shares used in computing net loss per share:
    Basic and diluted .....................................         43,356          20,908          38,834          20,010
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

       See Notes to Unaudited Condensed Consolidated Financial Statements

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               -----------------------
                                                                                                 2001           2000
                                                                                               --------       --------
                                                                                                         (RESTATED -- NOTE 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................................      $(44,519)      $(24,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Provision for doubtful accounts ....................................................         2,337            887
     Reserve for sales returns ..........................................................           664             --
     Amortization of deferred stock compensation ........................................         2,300          1,202
     Amortization of deferred stock warrants ............................................           181             21
     Write-off of acquired in-process technology ........................................            --            536
     Depreciation and amortization of property and equipment ............................         6,757          3,432
     Amortization of goodwill and acquired intangibles ..................................        51,636          4,882
     Gain on sale of property and equipment .............................................           (15)            --
     Loss on disposal of property and equipment .........................................            --            155
     Issuance of stock in exchange for services rendered ................................            --             99
     Forgiveness of note receivable .....................................................            30             --
     Deferred taxes .....................................................................        (9,801)            --
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Restricted cash ....................................................................           (97)            --
     Accounts receivable ................................................................       (14,085)        (4,098)
     Income tax receivable ..............................................................            --            (13)
     Prepaid expenses and other current assets ..........................................            28           (739)
     Notes receivable ...................................................................         1,895            (22)
     Other assets .......................................................................        (4,131)          (241)
     Accounts payable ...................................................................        (4,966)           290
     Accrued liabilities ................................................................         2,840          2,961
     Deferred revenue ...................................................................        11,273          1,564
                                                                                               --------       --------
Net cash provided by (used in) operating activities .....................................         2,327        (13,668)
                                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term and long-term investments, net .......................................       (12,916)         6,648
Purchase of property and equipment and software licenses ................................        (5,222)        (4,621)
Issuance of long-term note receivable ...................................................            --         (1,147)
Increase in other assets ................................................................        (6,000)            --
Acquisitions, net of cash acquired ......................................................           846         (1,281)
Payment of acquisition-related costs ....................................................        (2,020)        (3,159)
                                                                                               --------       --------
Net cash used in investing activities ...................................................       (25,312)        (3,560)
                                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable ...............................................................          (904)          (629)
Proceeds from line of credit ............................................................            --          2,756
Proceeds from revolving line of credit, net .............................................         2,582             --
Proceeds from equipment line of credit ..................................................            --          1,855
Proceeds from secured term note .........................................................         6,000          4,000
Payments on capital leases ..............................................................        (1,619)          (941)
Payments on line of credit ..............................................................            --         (2,756)
Payments on equipment line of credit ....................................................          (653)          (357)
Proceeds from employee purchase of common stock, net ....................................           690            515
Proceeds from exercise of employee stock options ........................................           692            218
Proceeds from issuance of common stock, net .............................................        54,833             --
                                                                                               --------       --------
Net cash provided by financing activities ...............................................        61,621          4,661
                                                                                               --------       --------
Net increase (decrease) in cash and cash equivalents ....................................        38,636        (12,567)
Effect of exchange rate changes on cash and cash equivalents ............................           (14)            (3)
Cash and cash equivalents, beginning of period ..........................................        23,865         18,849
                                                                                               --------       --------
Cash and cash equivalents, end of period ................................................      $ 62,487       $  6,279
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


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
                                                                      (RESTATED                     (RESTATED
                                                                       - NOTE 9)                     - NOTE 9)
BASIC AND DILUTED:
  Net loss .......................................      $(11,604)      $ (8,054)      $(44,519)      $(24,584)
                                                        --------       --------       --------       --------
  Weighted average common shares outstanding .....        43,356         20,908         38,834         20,010
                                                        --------       --------       --------       --------
  Net loss per share .............................      $  (0.27)      $  (0.39)      $  (1.15)      $  (1.23)
                                                        --------       --------       --------       --------
ANTIDILUTIVE SECURITIES:
  Shares held in escrow ..........................           676            535            676            535
  Options to purchase common stock ...............         5,999          3,463          5,999          3,463
  Unvested portion of restricted stock ...........           371             11            371             11
  Warrants .......................................           300            300            300            300
                                                        --------       --------       --------       --------
                                                           7,346          4,309          7,346          4,309
                                                        ========       ========       ========       ========


3. COMPREHENSIVE INCOME


   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with generally accepted accounting principles. Total comprehensive loss was $11.6 million and $8.1 million for the three months ended September 30, 2001 and 2000, respectively, and $44.5 million and $24.6 million for the nine months ended September 30, 2001 and 2000, respectively, which includes the net loss for each period and the foreign currency translation.

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


9. REVISION OF FINANCIAL STATEMENTS

   The condensed consolidated statements of operations for the three and nine months ended September 30, 2000, have been restated. As a result of the revision, revenue was reduced by $381,000 for both periods to defer additional revenue erroneously recognized on a software sales contract and selling, general and administrative expense was reduced $26,000 for both periods to correct the recognition of the amortization of additional cost associated with an acquisition. The net result was an increase to net loss and net loss per share of $355,000 and $0.02, respectively, for both periods. For the three months ended December 31, 2000, revenue was increased by $381,000 and selling, general and administrative expense was decreased by $26,000 resulting in a net decrease to net loss and net loss per share of $355,000 and $0.01, respectively. There was no effect on the year ended December 31, 2000, as a result of the revision.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2000.


   REVENUE. Total revenue in the third quarter of 2001 increased $38.2 million, or 201%, to $57.2 million from $19.0 million for the same period in 2000. Of this increase, $31.7 million was due to the acquisitions of Erisco Managed Care Technologies, Inc. ("Erisco") and Resource Information Management Systems, Inc. ("RIMS") that occurred in the fourth quarter of 2000 and the acquisition of Infotrust Company ("Infotrust") that occurred in the second quarter of 2001. The remaining increase of $6.5 million primarily represented net growth in our ASP business.



   Recurring revenue in the third quarter of 2001 increased $25.6 million, or 184%, to $39.4 million from $13.8 million for the same period in 2000. Of this increase, $19.1 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $6.5 million primarily represented growth in our ASP business.


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


   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 2001 increased $4.7 million, or 65%, to $12.0 million from $7.3 million for the same period in 2000. Of this increase, $4.2 million represented incremental costs associated with our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $499,000 was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 21% in the third quarter of 2001 and 38% in the third quarter of 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.


   REVENUE. Total revenue in the first nine months of 2001 increased $102.1 million, or 187%, to $156.6 million from $54.5 million for the same period in 2000. Of this increase, $87.9 million was generated by the acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $14.2 million mostly represented net growth in our ASP business.



   Recurring revenue in the first nine months of 2001 increased $64.9 million, or 170%, to $103.1 million from $38.2 million for the same period in 2000. Of this increase, $50.5 million was generated by our acquisitions of Erisco, RIMS and Infotrust. The remaining increase of $14.4 million primarily represented growth in our ASP business.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits. The following exhibits are filed as a part of this report:


   EXHIBIT
   NUMBER             DESCRIPTION
   ------             -----------
     10.1*           Secured Term Note
     10.2*           Third Amended and Restated Revolving Credit Note
     10.3*           Amendment No. 3 to Loan and Security Agreement

  *Previously filed with the original 10-Q
   (b) Reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE TRIZETTO GROUP, INC.


Date: January 10, 2002                       By:   /s/ MICHAEL J. SUNDERLAND
                                               -----------------------------
                                                   Michael J. Sunderland
                                                   Chief Financial Officer
                                                   (Principal Financial Officer
                                                   and Duly Authorized Officer)

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER             DESCRIPTION
 --------            -----------
  10.1*              Secured Term Note
  10.2*              Third Amended and Restated Revolving Credit Note
  10.3*              Amendment No. 3 to Loan and Security Agreement



* Previously filed with the original 10-Q.