Form 10-K405
period 2001-12-31
TRIZETTO GROUP INC
filed 2002-02-20
CIK 1092458

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2002, 45,310,262 shares of common stock were outstanding and the aggregate market value of such common stock held by non-affiliates (based upon the closing price as reported by the Nasdaq National Market) was approximately $649.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2001

                                                                                            PAGE
                                          PART I

  Item 1  Business..................................................................         1
  Item 2  Properties................................................................        16
  Item 3  Legal Proceedings.........................................................        16
  Item 4  Submission of Matters to a Vote of Security Holders.......................        16

                                     PART II

  Item 5  Market for Registrant's Common Equity and Related Stockholder Matters.....        17
  Item 6  Selected Financial Data...................................................        18
  Item 7  Management's Discussion and Analysis of Financial Condition and Results
          of Operations.............................................................        19
  Item 7A Quantitative and Qualitative Disclosures About Market Risk................        25
  Item 8  Financial Statements and Supplementary Data...............................        25
  Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure................................................................        25

                                    PART III

  Item 10 Directors and Executive Officers of the Registrant........................        26
  Item 11 Executive Compensation....................................................        26
  Item 12 Security Ownership of Certain Beneficial Owners and Management............        26
  Item 13 Certain Relationships and Related Transactions............................        26

                                     PART IV

  Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...........        27
  SIGNATURES.......................................................................         28

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

ITEM 1 -- BUSINESS

COMPANY OVERVIEW

   We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we deliver industry-leading proprietary and third-party software on a licensed or hosted basis, as well as outsourcing and consulting services. Our target markets include health plans, benefits administrators and physician groups. As of December 31, 2001, we served approximately 540 customers representing more than 110 million health plan lives or approximately 40% of the insured population in the United States.

   We offer five categories of complementary products and services: hosted solutions, business services, enterprise software, e-business solutions and consulting services. Our hosted solutions provide proprietary enterprise software as well as leading third-party applications on a monthly subscription fee basis. We also offer business services such as claims and enrollment processing and information technology department outsourcing. TriZetto's enterprise software offerings include our industry-leading Facets(R) and QicLink(TM) applications and our e-business solutions include our HealthWeb(R) Internet platform. In addition, we provide consulting services, including information technology assessment, software development and implementation services. Our five product and service areas create numerous cross-selling opportunities and diverse revenue sources.

OUR SOLUTIONS

   Our comprehensive suite of information technology solutions and services provides our customers with the following key benefits:

   - RAPID DEPLOYMENT AND FLEXIBILITY. Our hosted solutions business offers software applications that typically are already installed in our customer connectivity centers, allowing rapid deployment to our customers. In addition, customers pay only for the services they need and can change these services as required. In contrast, most traditional in-house software implementations are more time-consuming and the cost structure is less flexible.

   - LOWER AND MORE PREDICTABLE COSTS. Our hosted solutions customers pay a predictable monthly subscription fee to gain access to software applications we host over a secure network. We estimate that these customers can save approximately 30% or more over the term of their contract with us, compared with the cost of implementing and maintaining applications in-house.

   - ACCESS TO THE BEST HEALTHCARE APPLICATIONS. Through our relationships with third-party software providers and through our proprietary enterprise applications, our hosted solutions customers have access to the most sophisticated healthcare applications. Facets(R) and QicLink(TM) applications offer essential administrative software for healthcare payers and benefits administrators. These brands are widely recognized in their respective markets for providing advanced, highly functional and scalable solutions that create operational efficiencies and reduce costs. Facets(R) and QicLink(TM) can be licensed for a client/server system or they can be purchased on a hosted basis.

   - PRESERVATION OF INVESTMENT IN EXISTING SYSTEMS. Our hosted solutions and our e-business product, HealthWeb(R), allow our customers to continue using their existing systems rather than replacing them. This benefit is particularly attractive to healthcare entities that have already committed significant capital to legacy systems and lack resources to invest in new systems.

   - INFORMATION EXCHANGE OVER THE INTERNET. HealthWeb(R) allows health plans to communicate and conduct business with physician groups, members, employers and brokers over the Internet. It provides an effective way for health plans to reduce administrative costs, thus increasing resources for medical services or other uses. HealthWeb(R) can be implemented rapidly and is designed to work with virtually any existing software being used by a health plan. In addition, HealthWeb(R) has been integrated with Facets(R) and QicLink(TM).

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

OUR STRATEGY

   Our goal is to be the leading single-source provider of information technology solutions and services for the healthcare markets we serve. Key elements of our strategy include:

   - OFFER A COMPELLING VALUE PROPOSITION. We plan to expand our customer base by offering a quantified, compelling value proposition that includes such advantages as reduced or more predictable information technology costs, more cost efficient administrative processes, scalability and a more rapid return on investment.

   - CAPITALIZE ON CROSS-SELLING OPPORTUNITIES TO EXISTING CUSTOMERS. We will continue to aggressively market our hosted solutions, business services and our HealthWeb(R) product to our Facets(R) and QicLink(TM) customers. Our strategy is to encourage customers to adopt our complementary and complete solutions in order to realize the full benefit of their information technology investments.

   - MARKET OUR HOSTED SOLUTIONS THROUGH PRODUCT "BUNDLES". We plan to increase customer demand for our hosted solutions by selling pre-integrated product bundles specific to the payer, benefits administrator and provider markets. We believe customers will find product bundles appealing because they consist of best-of-class software applications, are faster to implement and come with performance warranties.

   - BUILD UPON OUR MARKET-LEADING INTERNET PLATFORM. Our HealthWeb(R) Internet platform has already captured the largest market share among health plans. HealthWeb(R)'s integration with our Facets(R) and QicLink(TM) applications has helped to build HealthWeb(R)'s market share substantially.

   - MAINTAIN OUR TECHNOLOGY LEADERSHIP POSITION. We intend to maintain our technology leadership position held by our hosted solutions and enterprise software applications. We will continue to invest in research and development to bring new services to market and to develop new application features.

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

   - PURSUE ACQUISITIONS. We continually evaluate acquisitions of companies that expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made six acquisitions. We intend to pursue strategic acquisitions that create shareholder value.

OUR PRODUCTS AND SERVICES

HOSTED SOLUTIONS

   Our hosted solutions integrate, host, monitor and manage our proprietary Facets(R) and QicLink(TM) applications and other leading software applications from multiple vendors. We deliver software on a cost-predictable subscription basis, through multi-year contracts that include guaranteed service levels.

   Our hosted solutions free customers from capital investment in information technology, the operating costs associated with owning software and hardware, and the cost of managing their information infrastructure. Other advantages of using our hosted solutions include rapid deployment, reliability, scalability, lower implementation risk and preservation of legacy systems.

   Through our customer connectivity centers in Colorado and Illinois, we host and maintain software for our customers on most of the widely used computing, networking and operating platforms. We provide access to our hosted applications across high-speed electronic communications channels, such as frame relay, virtual private networks or the Internet. Each center operates with state-of-the-art environmental protection systems to maintain high availability to host systems and wide area network access. Connection to our host application servers and services is provided using the industry-standard TCP/IP protocol. We believe this provides the most efficient and cost-effective transport for information systems services, as well as simplified support and management. Our network connectivity infrastructure eliminates our customers' need to manage and support their own computer systems, network and software.

   Our hosted solutions provide complete, professionally managed information technology systems that include desktop and network connections, primary software applications that are essential to running the business, ancillary software, and information access and reporting capabilities to aid in data analysis and decision-making. Customers can choose the combination of our products and services to best meet their business requirements.

VENDOR PARTNER RELATIONSHIPS

   We have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare software vendors. For example, we offer managed care information systems from Quality Care Solutions, Inc. and Amisys LLC; imaging and workflow applications from MACESS Corporation; financial management solutions from Great Plains; practice management systems from Medic Computer Systems and Millbrook Corporation; electronic medical records solutions from Amicore, Inc. and Epic Systems Corporation. These relationships range from perpetual, reusable software licenses and contracts to preferred installer agreements to informal co-marketing arrangements. We enter into relationships with software vendors in order to offer our customers the widest possible variety of solutions tailored to their unique information technology needs. Our relationships with our vendor partners are designed to provide both parties with numerous mutual benefits.

      VENDOR BENEFITS                        TRIZETTO BENEFITS

       - web-enablement of their products;    - access to market leading
                                                products and technology
                                                solutions;

       - professional installation and        - ability to focus on service and
         operation of their products;           delivery rather than software
                                                development;

       - pre-integration with other           - co-marketing with industry
         third-party products and services;     leading brands;

       - easier software version control;     - enhanced distribution channels;
                                                and

       - easier add-on product capability;    - competitive pricing.

       - lower implementation risk;

       - enhanced distribution channels;

       - shorter sales cycle;

       - lower maintenance and support
         costs; and

       - potentially higher margins.

BUSINESS SERVICES

   We provide payer and provider customers with technology and staffing support for numerous healthcare business transactions, including claims processing, health plan enrollment, receivables management, credentialing, billing and customer service. We also staff and operate key administrative departments for health plans, such as information technology.

ENTERPRISE SOFTWARE

   We offer our enterprise software on a licensed basis to healthcare payers and benefits administrators. The Facets(R), QicLink(TM) and HealthWeb(R) applications are widely recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs.

   FACETS(R). Facets(R) is a widely implemented, scalable client/server solution for healthcare payers. Facets(R) supports the transaction demands of all sizes of managed care organizations. Facets(R) allows healthcare payers to select from a variety of modules to meet specific business requirements -- including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service and electronic commerce. We acquired Facets(R) in connection with our acquisition of Erisco Managed Care Technologies, Inc. ("Erisco") in October 2000.

   Facets(R) can also be combined with complementary software to address the enterprise-wide needs of a managed care organization. Facets(R) has been expanded through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, decision support, provider profiling and health plan employer data information set reporting. As of December 31, 2001, Facets(R) and related products were used by approximately 50 payer organizations serving approximately 47 million lives, including managed care organizations, managed indemnity carriers, third-party administrators, and 30% of all Blue Cross Blue Shield organizations.

   Facets(R) is available to customers on a license or hosted basis. Facets(R) also has been integrated with HealthWeb(R) and is currently offered to health plans as a single solution. This combined Facets(R)-HealthWeb(R) product allows customers to communicate and engage in commerce with physician groups, employer groups and members on a real-time basis over the Internet.

   FACTS(TM). Introduced in 1980, Facts(TM) is designed for the indemnity insurance market, specifically managed indemnity and group insurance. Facts(TM) software, which we acquired in our acquisition of Erisco, is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing and claims processing. As of December 31, 2001, approximately 67 customers serving approximately 47 million lives were using Facts(TM) -- more than any other competing packaged software in the U.S. healthcare industry.

   QICLINK(TM). We believe that QicLink(TM) is the nation's most widely-used automated claims processing technology for benefits administrators. As of December 31, 2001, QicLink(TM) served over 304 customers with 16 million lives, and its software was used to process nearly 141 million claims annually, or over 8% of the non-pharmacy claims processed in the United
States. QicLink(TM) automates and simplifies the claims adjudication, re-pricing and payment process, and is available to customers on a licensed or hosted basis. QicLink(TM) has been integrated with HealthWeb(R) under the product name StatusLink(TM). We acquired QicLink(TM) in connection with our acquisition of Resource Information Management Systems, Inc. ("RIMS") in December 2000.

   NETWORX(TM). Our NetworX(TM) product was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. NetworX(TM), which was acquired in our acquisition of RIMS, complements ClaimsExchange(TM), which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange information online. ClaimsExchange(TM) allows access to electronic transaction routing between physician groups and payers 24 hours a day, seven days a week, such as exchange of re-priced claims, claims tracking and reporting capabilities.

   In addition, we offer Facets(R) and QicLink(TM) solutions, our proprietary administrative software for payers and benefits administrators, on a hosted basis. As of December 31, 2001, we had approximately 185 customers accessing our services on a hosted basis.

E-BUSINESS SOLUTIONS

   HEALTHWEB(R). HealthWeb(R) is our Internet platform designed specifically for healthcare administrators and professionals. Through a standard Internet browser, HealthWeb(R) allows health plans to exchange information and conduct business with physician groups, members, employers and brokers on a secure basis over the Internet. HealthWeb(R) is installed on the health plan's web servers or offered on a hosted basis and then configured according to customer preferences. As of December 31, 2001, HealthWeb(R) had 34 health plan customers representing 28 million lives.

   HealthWeb(R) provides an effective way for health plans to reduce administrative costs and increase resources for medical services or other uses. HealthWeb(R) creates an on-line "self-service" vehicle, reducing delays and phone calls and increasing customer satisfaction with prompt access to key information. HealthWeb(R)'s business-to-business transaction capabilities improve workflow and reduce costs throughout the healthcare system.

   HealthWeb(R)'s electronic desktop is easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. HealthWeb(R) is designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication and many other transactions benefiting physician offices. It also supports enrollment, demographic changes, primary care physician selection, identification card requests and other transactions for employers, brokers and health plan members.

   HealthWeb(R) works across multiple platforms to ensure comprehensive access to data for all users and provides an advanced method of security to protect information. HealthWeb(R) is designed to work with legacy healthcare applications that do not have graphical user interfaces as well as with newer client/server applications. We believe that the abandonment of legacy systems will generally not serve the best interests of our customers, especially in light of significant capital outlays customers have recently made in addressing year 2000 system requirements. HealthWeb(R)'s proprietary technology used to access and connect to these legacy systems allows us to maximize value to our customers while minimizing risks of business interruption.

   We anticipate that the number of offerings available through HealthWeb(R) will grow, as we continue to develop proprietary products and relationships with additional Internet service and content partners. HealthWeb(R) has been integrated with Facets(R). HealthWeb(R) also has been integrated with QicLink(TM) under the product name StatusLink(TM). Our enterprise software and HealthWeb(R) products are offered under the HealtheWare(TM) product line.

CONSULTING SERVICES

As of December 31, 2001, our consulting services group had approximately 190 consultants. Our consultants:

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

   - Apply a proprietary methodology to assist customers in identifying deficiencies in complying with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and develop and implement solutions that assist customers in complying with HIPAA.

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

SALES AND MARKETING

   Our sales and marketing approach is to promote TriZetto as the single source for a broad range of healthcare information technology products and services. As of December 31, 2001, we had approximately 50 sales and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives with established track records, sells our entire range of offerings, including hosted solutions, business services, enterprise software, e-business solutions and consulting services to current and prospective customers. The sales force is specifically focused on three target markets -- payers, physician groups and benefits administrators. A structured sales methodology is employed throughout all stages of the sales cycle, including lead generation, qualification and close. We also dedicate resources to work at the executive level to understand the customer's business strategy and requirements.

   Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our hosted solutions, business services, enterprise software, e-business solutions and consulting services. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars and events. The marketing organization also develops and supports our corporate positioning and brands. Our comprehensive corporate communications program includes advertising, media relations and industry analyst relations.

   Our consulting services group works closely with the sales organization to provide a consultative, executive selling approach that complements our sales program. This team of healthcare information technology professionals is trained in a proprietary assessment methodology that allows a quick and comprehensive analysis of a customer's information technology capabilities and requirements. In conjunction with their consulting responsibilities, our consulting services group identifies opportunities to introduce customers to the broad range of applications and technology solutions available to them, including those that we offer.

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

   We further leverage the capabilities of our support staff through the use of sophisticated computer software that tracks solutions to common computer and software-related problems. This allows our support staff to learn from the experience of other people within the organization and it reduces the time it takes to solve problems. As of December 31, 2001, we had approximately 451 employees and independent contractors providing technical support functions for our customers.

   In addition, we provide business services support for our customers in the areas of claims processing, billing and enrollment, membership services, provider contracting and provider credential verification services. As of December 31, 2001, we had approximately 584 employees and independent contractors providing such support services.

COMPETITION

   The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methodologies, we integrate and deliver packaged software applications, Internet connections, electronic communication infrastructure and information technology consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

   - information technology and outsourcing companies, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

   - healthcare information software vendors, such as Quality Care Solutions, Inc. and Amisys LLC;

   - healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms; and

   - healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio.

   Each of these types of companies can be expected to compete with us within various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our products and services, may enter our markets. In addition, some of our third-party software vendors compete with us from time to time by offering their software on a licensed or hosted basis.

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

INTELLECTUAL PROPERTY

   Our intellectual property is important to our business. We rely on certain developed software assets and internal methodologies for performing customer services. Our consulting services group develops and utilizes information technology life-cycle methodology and related paper-based and software-based toolsets to perform customer assessments, planning, design, development, implementation and support services. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

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

   We also rely on a variety of technologies that are licensed from third parties to perform key functions. These third-party licenses are an essential element of our hosted solutions business. These third-party licenses may not be available to us on commercially reasonable terms in the future. The loss of or inability to maintain any of these licenses could delay the introduction of software enhancements and other features until equivalent technology can be licensed or developed. Any such delay could materially adversely affect our ability to attract and retain customers.

SIGNIFICANT CUSTOMERS

   As of December 31, 2001, we served approximately 540 customers. QualChoice of Arkansas, Inc., Preferred Health Network of Maryland, Inc., and Maxicare each represented approximately 8%, 5% and 5%, respectively, of our total revenue for the twelve months ended December 31, 2001. In May 2001, Maxicare filed a Chapter 11 petition for relief under the federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. We are currently in negotiations with Maxicare to settle amounts owed for pre-petition and post-petition services and to define the scope of services on a continuing basis.

EMPLOYEES

   As of January 31, 2002, we had approximately 1,911 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

BACKLOG

   Our 12-month recurring and software license revenue backlog at December 31, 2001, was approximately $174.6 million. The 12-month recurring revenue backlog at December 31, 2001, was approximately $148.7 million. Total recurring and software license revenue backlog at December 31, 2001, was approximately $623.4 million. Total recurring revenue backlog at December 31, 2001, was approximately $590.0 million. Our orders that constitute current backlog are subject to unforeseen changes in implementation schedules and may be cancelled subject to penalties. Our backlog at any date may not be indicative of demand for our products and services or actual revenue for any period in the future.

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

   We have experienced long sales and implementation cycles for our enterprise software. Enterprise software typically requires significant capital expenditures by customers. Major decisions for large payer organizations typically range from six to 12 months or more from initial contact to contract execution. Historically, our implementation cycle has ranged from 12 to 24 months or longer from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenue to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenue during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT PREDICT WHEN, OR IF, WE WILL ACHIEVE PROFITABILITY.

   We have lost money in eleven of our past twelve quarters (through December 31, 2001). Although our revenue has grown in recent periods, we cannot assure you that our revenue will be maintained at the current level or increase in the future. In addition, we have a limited operating history and it is difficult to evaluate our business. Our stockholders must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets. We cannot assure you that we will achieve or sustain profitability on either a quarterly or annual basis.

   We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. As a result, we expect that we will lose money through at least the fiscal year ending December 31, 2002, and we may never achieve or sustain profitability.

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

   As of December 31, 2001, we were providing services to approximately 540 customers. Three of our customers, QualChoice of Arkansas, Inc., Preferred Health Network of Maryland, Inc. and Maxicare represented an aggregate of approximately 18% of our total revenue for the twelve months ended December 31, 2001. In May 2001, Maxicare filed a Chapter 11 petition for relief under the federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. We are currently in negotiations with Maxicare to settle amounts owed for pre-petition and post-petition services and to define the scope of services on a continuing basis.

   Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of physicians or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

WE ARE GROWING RAPIDLY, AND OUR INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

   We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, financial, information systems and other resources. As of December 31, 2001, we had grown to approximately 1,900 employees, from approximately 75 employees and independent contractors in December 1997. We expect to hire a significant number of new employees to support our business. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and operating results.

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

IF OUR ABILITY TO EXPAND OUR NETWORK INFRASTRUCTURE IS CONSTRAINED IN ANY WAY, WE COULD LOSE CUSTOMERS AND DAMAGE OUR OPERATING RESULTS.

   We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our hosted solutions or HealthWeb(R) or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

PERFORMANCE OR SECURITY PROBLEMS WITH OUR SYSTEMS COULD DAMAGE OUR BUSINESS.

   Our customers' satisfaction and our business could be harmed if we, or our customers experience any system delays, failures or loss of data.

   Although we devote substantial resources to meeting these demands, errors may occur. Errors in the processing of customer data may result in loss of data, inaccurate information and delays. Such errors could cause us to lose customers and be liable for damages. We currently process substantially all of our customers' transactions and data at our customer connectivity centers in Colorado and Illinois. Although we have safeguards for emergencies and we have contracted backup processing for our customers' critical functions, the occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of telecommunication providers which have had periodic operational problems or experienced outages.

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

   As we offer our hosted solution services and software to a greater number of customers and particularly to larger customers, we may require specialized computer equipment which may be difficult to obtain on short notice. Any delay in obtaining such equipment may prevent us from delivering large systems to our customers on a timely basis. We also rely on such equipment to meet required performance standards. If such performance standards are not met, we may be adversely impacted under our service agreements with our customers.

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

PART OF OUR BUSINESS WILL SUFFER IF HEALTH PLAN CUSTOMERS DO NOT ACCEPT INTERNET SOLUTIONS.

   The success of HealthWeb(R) depends on the adoption of Internet solutions by health plan customers. Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

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

   Our competitors can be categorized as follows:

   - information technology and outsourcing companies, such as Computer Sciences Corporation, Electronic Data Systems Corporation and Perot Systems Corporation;

   - healthcare information software vendors, such as Quality Care Solutions, Inc. and Amisys, Inc.;

   - healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms; and

   - healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio.

   Each of these types of companies can be expected to compete with us within the various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our technology and services, may enter these markets. In addition, some of our third-party software vendors may compete with us from time to time by offering their software on a licensed or hosted basis.

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

   Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records and other healthcare information. Legislators at both the state and federal levels have proposed additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Department of Health and Human Services ("DHHS") has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets, with compliance initially required by October 16, 2002. In December 2001, President Bush signed HR 3323 into law enabling covered entities under HIPAA to delay compliance with the standard transactions and code sets rule by one year until October 16, 2003. To qualify for the extension, covered entities must submit a compliance plan to the DHHS by October 16, 2002. The plan must include a budget, schedule, work plan and implementation strategy for achieving compliance. DHHS has also issued final HIPAA privacy regulations, with a scheduled compliance date of April 14, 2003, and proposed HIPAA security regulations. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

PART OF OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION RELATING TO THE INTERNET THAT COULD IMPAIR OUR OPERATIONS.

   The Internet and its associated technologies are subject to increasing government regulation. A number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Many existing laws and regulations, when enacted, did not anticipate the methods of the Internet-based hosted, software and information technology solutions we offer. We believe, however, that these laws may be applied to us. We expect our products and services to be in substantial compliance with all material federal, state and local laws and regulations governing our operations. However, new legal requirements or interpretations applicable to the Internet could decrease the growth in the use of the Internet, limit the use of the Internet for our products and services or prohibit the sale of a particular product or service, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial conditions. To the extent that we market our products and services outside the United States, the international regulatory environment relating to the Internet and healthcare services could also have an adverse effect on our business.

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

ITEM 2 -- PROPERTIES

FACILITIES

   As of December 31, 2001, we leased 26 facilities located within the United States. Our principal executive and corporate offices are located in Newport Beach, California. Our customer connectivity centers are located in Colorado and Illinois. Our leases have expiration dates ranging from 2002 to 2009. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.

                                        PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


   The following table shows the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

QUARTERS ENDED                                 HIGH                   LOW
--------------                                 ----                   ---
December 31, 2001 ........................... $13.70                   $7.50
September 30, 2001 .......................... $13.51                   $6.40
June 30, 2001 ............................... $15.13                   $8.53
March 31, 2001 .............................. $16.75                   $9.38
December 31, 2000 ........................... $23.94                  $13.13
September 30, 2000 .......................... $19.73                   $8.75
June 30, 2000 ............................... $35.75                  $10.06
March 31, 2000 .............................. $91.25                  $27.00

   As of February 7, 2002, there were 163 holders of record based on the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

RECENT SALES OF UNREGISTERED SECURITIES

   The following is a summary of transactions by us from October 1, 2001 through the date hereof involving sales of our securities that were not registered with the SEC:

   - On December 7, 2001, we issued 43,802 shares of common stock to HME as a market guarantee in connection with our acquisition of HME on January 11, 2000.

   - On December 7, 2001, we issued 647,107 shares of common stock to RIMS as a market guarantee in connection with our acquisition of RIMS on December 1, 2000.

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

ITEM 6 -- SELECTED FINANCIAL DATA

   The following selected consolidated financial data, except as noted herein, has been taken or derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein. The Company made acquisitions in 1999, 2000 and 2001 which affects comparability of all years.

                                                     THE TRIZETTO GROUP, INC.
                                   -----------------------------------------------------------------
                                    PERIOD FROM
                                    MAY 27, 1997
                                      (DATE OF
                                     INCEPTION)                  YEARS ENDED DECEMBER 31,
                                    TO DECEMBER 31, ------------------------------------------------
                                      1997           1998          1999           2000           2001
                                      ----           ----          ----           ----           ----
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Recurring revenue ............   $   1,191      $   5,300      $  19,448      $  61,811      $ 142,706
  Non-recurring revenue ........       1,328          6,131         13,478         27,245         75,466
                                   ---------      ---------      ---------      ---------      ---------
Total revenue ..................       2,519         11,431         32,926         89,056        218,172
                                   ---------      ---------      ---------      ---------      ---------
Cost of revenue:
  Recurring revenue ............       1,250          3,978         17,350         54,929        103,854
  Non-recurring revenue ........         422          3,498         10,037         20,089         42,806
                                   ---------      ---------      ---------      ---------      ---------
Total cost of revenue ..........       1,672          7,476         27,387         75,018        146,660
                                   ---------      ---------      ---------      ---------      ---------
Gross profit ...................         847          3,955          5,539         14,038         71,512
                                   ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Research and development .....          --          1,084          2,394          8,463         16,402
  Selling, general and
  administrative ...............         672          2,887          9,366         34,144         51,938
  Amortization of goodwill and
  acquired intangibles .........          --             --            783         18,622         69,076
  Write-off of acquired
  in-process technology(1) .....          --             --          1,407          1,426             --
  Restructuring and related
  impairment charges ...........          --             --             --             --         12,140
                                   ---------      ---------      ---------      ---------      ---------
Total operating expenses .......         672          3,971         13,950         62,655        149,556
                                   ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ..         175            (16)        (8,411)       (48,617)       (78,044)
Interest income ................          15            210            527          1,394          2,048
Interest expense ...............         (13)           (52)          (256)          (883)        (1,333)
                                   ---------      ---------      ---------      ---------      ---------
Income (loss) before provision
for income taxes ...............         177            142         (8,140)       (48,106)       (77,329)
Provision for (benefit from)
income taxes ...................          74             82           (213)        (5,848)       (16,175)
                                   ---------      ---------      ---------      ---------      ---------
  Net income (loss) ............   $     103      $      60      $  (7,927)     $ (42,258)     $ (61,154)
                                   =========      =========      =========      =========      =========
Net income (loss) per share:
  Basic ........................   $    0.05      $    0.01      $   (0.85)     $   (1.80)     $   (1.53)
                                   =========      =========      =========      =========      =========
  Diluted ......................   $    0.03      $    0.00      $   (0.85)     $   (1.80)     $   (1.53)
                                   =========      =========      =========      =========      =========
Shares used in computing net
income (loss) per share:
  Basic ........................       2,065          4,937          9,376         23,444         40,094
                                   =========      =========      =========      =========      =========
  Diluted ......................       4,074         12,783          9,376         23,444         40,094
                                   =========      =========      =========      =========      =========

                                                           THE TRIZETTO GROUP, INC.
                                              ------------------------------------------------------------
                                                            YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                               1997          1998        1999         2000         2001
                                              -------     --------     ---------     --------     --------
                                                            (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash,
and short-term investments .............      $   773     $  3,681      $ 24,806     $ 28,384     $ 84,633
Total assets ...........................        2,634        8,720        68,418      363,751      390,721
Total short-term debt and capital lease
obligations ............................           --           80         1,857       14,555       19,607
Total long-term debt and capital lease
obligations ............................          520          645         2,728        4,440        9,699
Mandatorily redeemable convertible
preferred stock(2) .....................           --        6,449            --           --           --
Total stockholders' equity (deficit) ...          563         (741)       51,296      269,430      280,955

(1) In connection with our acquisitions in 1999 and 2000, we wrote off $1.4 million per year of the total purchase price to acquired in-process technology as technological feasibility of the products had not been established. See Note 12 of Notes to Consolidated Financial Statements for an explanation of the acquisitions and the acquired in-process technology.

(2) The mandatory redeemable convertible preferred stock was converted to common stock at the time of our initial public offering.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, client/server software systems, an Internet platform, and consulting and business outsourcing services. Our customers include managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies. As of December 31, 2001, we served approximately 540 customers representing more than 110 million lives, approximately 40% of the insured population in the United States.

   We were incorporated in Delaware in May 1997. Since completing our initial public offering in October 1999, we have completed the following acquisitions, all of which were accounted for using the purchase method of accounting:



ACQUISITION                             CLOSING DATE           PURCHASE PRICE       CONSIDERATION

 Novalis Corporation                    November 29, 1999      $18.2 million        Cash and stock

 Finserv Health Care Systems, Inc.      December 22, 1999      $5.8 million         Cash and stock
   (Finserv)

 Healthcare Media Enterprises,          January 11, 2000       $7.0 million         Cash and stock
   Inc. (HME)

 Erisco Managed Care                    October 2, 2000        $228.4 million       Stock
   Technologies, Inc.

 Resource Information Management        December 1, 2000       $96.8 million        Cash and stock
   Systems, Inc. (RIMS)

 Infotrust Company                      April 12, 2001         $15.4 million        Stock

   On October 2, 2000, we acquired all of the issued and outstanding capital stock of Erisco from IMS Health Incorporated and Erisco became our wholly owned subsidiary. The purchase price of approximately $228.4 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $5.5 million. At the time of the transaction, Erisco's balance sheet included $32.0 million of cash. Pursuant to the merger agreement and related stockholders agreement, IMS Health has appointed one member to our Board of Directors.

   On December 1, 2000, we acquired all of the issued and outstanding capital stock of RIMS and RIMS became our wholly owned subsidiary. The purchase price of approximately $96.8 million consisted of 2,588,427 shares of common stock with a value of $21.20 per share, $3.0 million in cash, assumed liabilities of $32.8 million, which includes $13.7 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $1.4 million. Of the 2,588,427 shares of common stock which were issued in connection with this acquisition, 517,685 shares of the common stock were held in escrow and released in December 2001. In addition, we assumed employee stock options to purchase approximately 300,000 shares of our common stock valued at $4.7 million and agreed to issue up to 94,354 shares of restricted common stock to certain employees, of which 82,553 shares have been issued to date. In December 2001, an additional 647,107 contingent shares of common stock were issued in accordance with a market guarantee which had no effect on the purchase price or goodwill.

   On April 12, 2001, we acquired all of the issued and outstanding shares of Infotrust Company ("Infotrust") from Trustco Holdings, Inc. and Infotrust became our wholly owned subsidiary. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which includes $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which were issued in connection with this acquisition, 138,462 shares of the common stock were held in escrow and are scheduled to be released in April 2002.


   RESTRUCTURING AND RELATED IMPAIRMENT CHARGES. In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, and business line simplifications and related asset write-offs.

   In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. The $745,000 of severance and other costs that will be charged to expense in 2002 is made up of $149,000, $35,000, and $561,000 occurring in the first quarter, second quarter and third quarter, respectively. Such workforce reductions are expected to be completed by the end of third quarter 2002. When these workforce reductions have been completed, the Company will have 168 fewer employees.

   Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. Such closures are expected to be completed during the first quarter of 2002.

   The following table summarizes the activities in the Company's restructuring reserves (amounts in thousands):

                                      Costs for
                                      Terminated       Facility
                                      Employees        Closures          Total
                                   ---------------------------------------------
Restructuring charges               $     959       $   2,419        $   3,378
Cash payments                             (91)             --              (91)
                                   ---------------------------------------------
Accrued restructuring charges       $     868       $   2,419        $   3,287
                                   =============================================


   In addition to the workforce reductions and facility closures described above, the Company has undertaken business line simplifications and related asset write-offs. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and has written off the assets associated with these activities. The Company has also written off assets associated with the closure of facilities. The following table summarizes the Company's write-off of assets (amounts in thousands):

                                Accounts         Property and
                               Receivable      Equipment, net        Goodwill      Other Assets        Total
                            -----------------------------------------------------------------------------------
Business line
simplifications             $       302       $       933       $     5,716       $     1,389       $     8,340
Office closures                                       422                                                   422
                            -----------------------------------------------------------------------------------
Total                       $       302       $     1,355       $     5,716       $     1,389       $     8,762
                            ===================================================================================


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

   The Company generates recurring revenue from several sources, including the sale of maintenance and support on its software products, and from its hosted solutions. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is subscription-based and billed monthly over a contract term of typically three to seven years. Many of the agreements associated with hosted solutions contain performance standards that require the Company to maintain a certain level of operating performance related to those applications. This performance is measured on a monthly basis by the Company prior to the recording of the hosted solutions revenues. Software license fees under arrangements where the Company hosts the software and the customer does not have the ability to take possession of the software during the hosting period, are recognized ratably over the hosting periods in accordance with Emerging Issues Task Force ("EITF") 00-3, "Applications of AICPA Statement of Position 97-2 to Arrangements That Include the Rights to Use Software Stored on Another Entity's Hardware".

   The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of AICPA Statements of Position ("SOP") 97-2 "Software Revenue Recognition," SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2", and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions" as well as the preliminary conclusions of EITF issue 00-21, "Multiple Element Arrangements". Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company's proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

   The Company incurs certain up front fees in connection with the establishment of some of its hosting contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. The Company is subject to financial statement risk to the extent that these up front fees become nonrecoverable from the future revenue including any cancellation penalties to be paid by the Company's customers. Total up front fees outstanding as of December 31, 2001 were $8.2 million.

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

   In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. The Company is subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired. At December 31, 2001, the Company had $141.6 million in goodwill and intangible assets with indefinite lives and recognized $42.3 million of amortization expense related to these balances for the year ended December 31, 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

   REVENUE. Total revenue in 2001 increased $129.1 million, or 145%, to $218.2 million from $89.1 million in 2000. Of this increase, $11.3 million was generated by the acquisition of Infotrust and $100.3 million reflected the impact of a full year of operations of Erisco and RIMS, which we acquired in late 2000. The remaining increase of $17.5 million primarily represented growth in both our recurring and non-recurring hosted solutions revenue.

   Recurring revenue in 2001 increased $80.9 million, or 131%, to $142.7 million from $61.8 million in 2000. Of this increase, $10.1 million was generated by our acquisition of Infotrust and $50.5 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $20.3 million primarily represented growth in our hosted solutions. Included in recurring revenue in 2001 is $1.0 million from IMS Health Incorporated, a related party.

   Non-recurring revenue in 2001 increased $48.3 million, or 177%, to $75.5 million from $27.2 million in 2000. Of this increase, $1.2 million was generated by our acquisition of Infotrust and $49.8 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining decrease of $2.7 million resulted primarily from the signing of long-term contracts by two customers of $6.4 million resulting in a reclassification to recurring revenue, which was partially offset by an increase of $3.7 million in consulting revenues and one-time software licenses.

         COST OF REVENUE. Cost of revenue in 2001 increased $71.7 million, or 96%, to $146.7 million from $75.0 million in 2000. Of this increase, $8.1 million represented incremental costs associated with our acquisition of Infotrust and $46.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $17.5 million was primarily due to the costs incurred to support the overall expansion of our hosted solutions and other costs required to support our increased consulting revenue. As a percentage of total revenue, cost of revenue approximated 67% in 2001 and 84% in 2000.

         Cost of recurring revenue in 2001 increased $49.0 million, or 89%, to $103.9 million from $54.9 million in 2000. Of this increase, $6.9 million represented incremental costs associated with our acquisition of Infotrust and $27.0 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $15.1 million was due to additional expenses for personnel and facilities to support our growing hosted solutions, as well as increased network operation costs and software license fees. As a percentage of recurring revenue, cost of recurring revenue approximated 73% in 2001 and 89% in 2000.

         Cost of non-recurring revenue in 2001 increased $22.7 million, or 113%, to $42.8 million from $20.1 million in 2000. Of this increase, $1.2 million represented incremental costs associated with our acquisition of Infotrust and $19.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $2.4 million was primarily due to the costs incurred to support the increased consulting revenues and one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 57% in 2001 and 74% in 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $7.9 million, or 94%, to $16.4 million from $8.5 million in 2000. Of this increase, $9.8 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining decrease of $1.9 million was primarily due to a $800,000 capitalization of HealthWeb research and development costs and $1.1 million related to the sunsetting of certain in-house products. As a percentage of total revenue, research and development expenses approximated 8% in 2001 and 10% in 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 2001 increased $17.8 million, or 52%, to $51.9 million from $34.1 million in 2000. Of this increase, $1.4 million represented incremental costs associated with our acquisition of Infotrust and $10.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $6.3 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 24% in 2001 and 38% in 2000.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles in 2001 increased $50.5 million, or 271%, to $69.1 million from $18.6 million in 2000. Of this increase, $1.4 million represented incremental costs associated with our acquisition of Infotrust and $48.3 million reflected the impact of a full year of amortization expense related to acquisitions of Erisco and RIMS. The remaining increase of $758,000 was due primarily to the increase of amortization of goodwill from other acquisitions.

         WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write-off of acquired in-process technology was zero in 2001 and $1.4 million in 2000. Our acquisitions of HME, Erisco and RIMS in 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $278.0 million. Of this amount, $1.4 million related to HME and RIMS was allocated to acquired in-process technology and was written off in 2000.

         INTEREST INCOME. Interest income in 2001 increased $654,000, or 47%, to $2.0 million from $1.4 million in 2000. The increase was due to the investment of $47.6 million of net proceeds from the secondary offering of common stock completed in June 2001 and $7.2 million of net proceeds in connection with the exercise of the underwriters' over-allotment option relating to the June public offering.

         INTEREST EXPENSE. Interest expense in 2001 increased $450,000, or 51%, to $1.3 million from $883,000 in 2000. The increase was primarily due to increased borrowings under our revolving line of credit and secured term note in 2001, as well as additional borrowings on new capital lease agreements during the year.

         BENEFIT FROM INCOME TAXES. Benefit from income taxes in 2001 increased $10.4 million, or 177%, to $16.2 million from $5.8 million in 2000. The benefit was primarily generated from the net reduction of deferred tax liabilities, primarily resulting from the amortization of intangible assets relating to the Erisco, RIMS and Infotrust acquisitions.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

         REVENUE. Total revenue in 2000 increased $56.2 million, or 171%, to $89.1 million from $32.9 million in 1999. Of this increase, $14.6 million was generated by the acquisitions of HME, Erisco and RIMS and $21.1 million reflected the impact of a full year of operations of Finserv and Novalis, which we acquired in late 1999. The remaining increase of $20.5 million primarily represented growth in both our recurring and non-recurring hosted solutions revenue.

         Recurring revenue in 2000 increased $42.4 million, or 218%, to $61.8 million from $19.4 million in 1999. Of this increase, $9.1 million was generated by our acquisitions in 2000 and $17.7 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $15.6 million primarily represented growth in our hosted solutions. Included in recurring revenue in 2000 is $167,000 from IMS Health Incorporated, a related party.

         Non-recurring revenue in 2000 increased $13.8 million, or 102%, to $27.2 million from $13.5 million in 1999. Of this increase, $5.5 million was generated by our acquisitions in 2000 and $3.5 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $4.8 million reflected increases in hosted solutions revenue relating to consulting services provided by our transformation services group.

         COST OF REVENUE. Cost of revenue in 2000 increased $47.6 million, or 174%, to $75.0 million from $27.4 million in 1999. Of this increase, $9.9 million represented incremental costs associated with our acquisitions in 2000 and $19.7 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $18.0 million was primarily due to the costs incurred to support the overall expansion of our hosted solutions and other costs required to support our increased consulting revenue related to our hosted solutions. As a percentage of total revenue, cost of revenue approximated 84% in 2000 and 83% in 1999.

         Cost of recurring revenue in 2000 increased $37.6 million, or 217%, to $54.9 million from $17.4 million in 1999. Of this increase, $5.1 million represented incremental costs associated with our acquisitions in 2000 and $17.0 million reflected the impact of a full year of operations of Finserv and Novalis. The remaining increase of $15.5 million was due to additional expenses for personnel and facilities to support our growing hosted solutions, as well as increased network operation costs and software license fees. As a percentage of recurring revenue, cost of recurring revenue approximated 89% in 2000 and 89% in 1999.

         Cost of non-recurring revenue in 2000 increased $10.1 million, or 100%, to $20.1 million from $10.0 million in 1999. Of this increase, $4.8 million represented incremental costs associated with our acquisitions in 2000 and $2.7 million reflected the impact of a full year of operations for Finserv and Novalis. The remaining increase of $2.6 million resulted mainly from the increase in staffing levels and the use of outside services necessary to support the increasing demand for our consulting revenue related to our hosted solutions. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 74% in 2000 and 75% in 1999.

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

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles in 2000 increased $17.8 million, or 2,278% to $18.6 million from $783,000 in 1999. Of this increase, $13.9 million represented incremental costs associated with our acquisitions in 2000 and $4.3 million of the increase reflects the impact of a full year of amortization expense related to our 1999 acquisitions of Finserv and Novalis. The remaining decrease of $367,000 was due primarily to the write-off of certain intangibles.

         WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. Write-off of acquired in-process technology was $1.4 million in both 2000 and 1999. Our acquisitions of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 and Novalis in November 1999 resulted in an excess of purchase price over the fair market value of the net assets acquired of $15.7 million. Of this amount, $1.4 million was allocated to acquired in-process technology and was written off in 1999. Our acquisitions of HME, Erisco and RIMS in 2000 resulted in an excess of purchase price over the fair market value of the net assets acquired of $278.0 million. Of this amount, $1.4 million related to HME and RIMS was allocated to acquired in-process technology and was written off in 2000.

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

         BENEFIT FROM INCOME TAXES. Benefit from income taxes in 2000 increased $5.6 million to $5.8 million from $213,000 in 1999. The benefit was primarily generated from the net reduction of deferred tax liabilities, primarily resulting from the amortization of intangible assets relating to the RIMS and Erisco acquisitions.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2001. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                          QUARTERS ENDED
                                ----------------------------------------------------------------------------------------------------
                                MARCH 31,  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                  2000       2000         2000            2000         2001       2001         2001        2001
                                --------   --------     --------        --------     --------   --------    --------     --------
                                                       (restated)      (restated)
                                                                      (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA)

Revenue:
  Recurring revenue             $ 11,967   $ 12,377     $ 13,856        $ 23,611     $ 30,323   $ 33,333    $ 39,407     $ 39,643
  Non-recurring revenue            5,750      5,382        5,170          10,943       15,716     19,986      17,809       21,955
                                --------   --------     --------        --------     --------   --------    --------     --------
Total revenue                     17,717     17,759       19,026          34,554       46,039     53,319      57,216       61,598
                                --------   --------     --------        --------     --------   --------    --------     --------
Cost of revenue:
  Recurring revenue               11,366     11,505       12,953          19,106       24,271     24,734      27,701       27,148
  Non-recurring revenue            4,071      3,827        3,682           8,509        9,656     11,473      10,091       11,586
                                --------   --------     --------        --------     --------   --------    --------     --------
Total cost of revenue             15,437     15,332       16,635          27,615       33,927     36,207      37,792       38,734
                                --------   --------     --------        --------     --------   --------    --------     --------
Gross profit                       2,280      2,427        2,391           6,939       12,112     17,112      19,424       22,864
                                --------   --------     --------        --------     --------   --------    --------     --------
Operating expenses:
  Research and development         1,640      1,575        1,436           3,811        4,844      4,720       3,768        3,070
  Selling, general and
    administrative                 6,593      8,021        7,274          12,257       13,010     13,574      11,987       13,367
  Amortization of goodwill
    and acquired intangibles       1,628      1,670        1,584          13,740       17,284     16,985      17,367       17,440
  Write-off of in-process
    technology                       536         --           --             890           --         --          --           --
  Restructuring and related
    impairment charges                --         --           --              --           --         --          --       12,140
                                --------   --------     --------        --------     --------   --------    --------     --------
Total operating expenses          10,397     11,266       10,294          30,698       35,138     35,279      33,122       46,017
                                --------   --------     --------        --------     --------   --------    --------     --------
Loss from operations              (8,117)    (8,839)      (7,903)        (23,759)     (23,026)   (18,167)    (13,698)     (23,153)
Interest income                      263        346          315             472          408        450         815          375
Interest expense                     (27)      (156)        (466)           (235)        (334)      (364)       (282)        (353)
                                --------   --------     --------        --------     --------   --------    --------     --------
Loss before provision
  for income taxes                (7,881)    (8,649)      (8,054)        (23,522)     (22,952)   (18,081)    (13,165)     (23,131)
Benefit from income taxes             --         --           --          (5,848)      (5,018)    (3,100)     (1,561)      (6,496)
                                --------   --------     --------        --------     --------   --------    --------     --------
Net loss                        $ (7,881)  $ (8,649)    $ (8,054)       $(17,674)    $(17,934)  $(14,981)   $(11,604)    $(16,635)
                                ========   ========     ========        ========     ========   ========    ========     ========


Net loss per share:

  Basic and diluted             $  (0.42)  $  (0.43)    $  (0.39)       $  (0.52)    $  (0.50)  $  (0.40)   $  (0.27)    $  (0.38)
                                ========   ========     ========        ========     ========   ========    ========     ========
Shares used in computing
  net loss per share:

  Basic and diluted               18,888     20,225       20,908          33,823       35,764     37,298      43,356       43,834
                                ========   ========     ========        ========     ========   ========    ========     ========

         The figures stated above give effect to the reclassification of deferred stock compensation from selling, general and administrative to cost of revenue and research and development. The figures also give effect to the reclassification of amortization of goodwill and acquired intangibles from selling, general and administrative expense to its own line item.

     The consolidated statements of operations for the three months ended September 30, 2000, have been restated. As a result of the revision, revenue was reduced by $381,000 for the period to defer additional revenue erroneously recognized on a software sales contract and selling, general and administrative expense was reduced $26,000 for the period to correct the recognition of the amortization of additional cost associated with an acquisition. The net result was an increase to net loss and net loss per share of $355,000 and $0.02, respectively, for the period. For the three months ended December 31, 2000, revenue was increased by $381,000 and selling, general and administrative expense was decreased by $26,000 resulting in a net decrease to net loss and net loss per share of $355,000 and $0.01, respectively. There was no effect on the year ended December 31, 2000, as a result of the revision.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock, cash obtained from our acquisition of Erisco and a secondary offering of our common stock. As of December 31, 2001, we had approximately $84.6 million of cash, cash equivalents and short-term investments, including $2.2 million in restricted cash.

         Cash provided by operating activities in 2001 was $12.2 million. Cash provided during this period resulted from net losses of $61.2 million being offset by depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation and warrants, amortization of goodwill and acquired intangibles, deferred taxes and other net changes in operating assets and liability accounts.

         The cash used in investing activities of $32.7 million in 2001 was primarily the result of our purchase of $12.7 million in property and equipment and software licenses, the net purchases and sales of $12.0 million in short-term investments, $6.2 million for the purchase of intangible assets, and $2.5 million of payments for acquisition and restructuring and related impairment charges, which was offset by the $846,000 cash acquired from the Infotrust acquisition.

         The cash provided by financing activities of $64.0 million in 2001 was primarily the result of net proceeds of $54.8 million from the secondary offering of common stock, $6.0 million in proceeds from the secured term note, $3.1 million of proceeds from debt financing of certain equipment, $2.0 million of proceeds from the issuance of common stock related to employee exercise of stock options and employee purchases of common stock, $1.7 million of net proceeds from our revolving line of credit, and $854,000 of proceeds from a capital lease. The increase in cash from these proceeds was reduced by payments made on the line of credit, as well as principal payments on notes payable and capital lease obligations of $4.5 million.

         In September 2001, we amended our revolving credit facility of $15.0 million to a maximum principal amount of $14.0 million. The revolving credit facility is collateralized by all of our receivables and expires in March 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit facility is prime plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants, including minimum tangible net worth as defined in the loan documents, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our current credit facility prohibits us from paying cash dividends without our lender's prior consent. As of December 31, 2001, we had outstanding borrowings on the revolving credit facility of $13.1 million.

         In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2001 totaled approximately $873,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

         As of December 31, 2001, we have nine outstanding standby letters of credit in the aggregate amount of $2.2 million which serve as security deposits for our capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

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

         In July 2001, in connection with the exercise of the underwriters' over-allotment option relating to the June public offering, we sold 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.2 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters' over-allotment option, an additional 72,000 shares of our common stock were sold by selling stockholders at $9.25 per share, for which we received no proceeds.

         In September 2001, we executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of December 31, 2001, we had outstanding borrowings on the Secured Term Note facility of $5.4 million.

         In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2001, there was approximately $3.1 million principal balance remaining on the note.

The following tables summarize the Company's contractual obligations and other commercial commitments:


                                                      PAYMENTS DUE BY PERIOD
                                             LESS THAN 1                              AFTER 5
CONTRACTUAL OBLIGATIONS          TOTAL          YEAR       1-3 YEARS     4-5 YEARS     YEARS
----------------------------------------------------------------------------------------------
Long Term Debt                  $ 8,884       $ 2,945       $ 5,939            --         --
Capital Lease Obligations         7,268         3,344         3,924            --         --
Operating Leases                 36,221         8,846        18,351       $ 9,024         --
Total Contractual               --------------------------------------------------------------
Obligations                     $52,373       $15,135       $28,214       $ 9,024         --
                                ==============================================================

                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    TOTAL
   OTHER COMMERCIAL                 AMOUNTS     LESS THAN 1      1-3        4-5     OVER 5
     COMMITMENTS                   COMMITTED       YEAR         YEARS      YEARS     YEARS
------------------------------------------------------------------------------------------
Lines of Credit                    $14,018       $13,863       $   155        --       --
Standby Letters of Credit            2,233         1,305           928        --       --
                                   -------------------------------------------------------
Total Commercial Commitments       $16,251       $15,168       $ 1,083        --       --
                                   =======================================================

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. For the year ended December 31, 2001, we recognized $42.3 million of amortization expense related to goodwill and intangible assets with indefinite lives.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and has not yet determined the effect, if any, the adoption of SFAS 144 will have on the results of operations and financial condition of the Company.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2001, we have not used derivative instruments or engaged in hedging activities.

         The interest rate on our $14.0 million revolving credit facility is prime plus 1.5%. The revolving credit facility expires in March 2004. As of December 31, 2001, we had outstanding borrowings on the revolving line of credit of $13.1 million.

         In September 2001, we executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of December 31, 2001 we had outstanding borrowings on the Secured Term Note of $5.4 million.

         In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%.

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

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is set forth under the caption "Executive Compensation" in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the caption "Executive Compensation" in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

         The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List of documents filed as part of this Form 10-K:

    (1) FINANCIAL STATEMENTS.

    See Index to Financial Statements and Schedule on page F-1.

    (2) FINANCIAL STATEMENT SCHEDULES.

    See Index to Financial Statements and Schedule on page F-1.

    (3) EXHIBITS.

    The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
2.1*              Agreement and Plan of Reorganization, dated as of May 16,
                  2000, by and among TriZetto, Elbejay Acquisition Corp., IMS
                  Health Incorporated and Erisco Managed Care Technologies, Inc.
                  (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
                  8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2* Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource
                  Information Management Systems, Inc. ("RIMS"), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth
                  (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
                  8-K as filed with the SEC on December 18, 2000, File No.
                  000-27501)

2.3* First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition
                  Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and
                  Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto's Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

3.1*              Form of Amended and Restated Certificate of Incorporation of
                  TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
                  S-1/A, as filed with the SEC on September 14, 1999, File No.
                  333-84533)

3.2* Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000
                  (Incorporated by reference to Exhibit 3.1 of TriZetto's Form
                  10-Q as filed with the SEC on November 14, 2000, File No.
                  000-27501)

3.3*              Certificate of Designation of Rights, Preferences and
                  Privileges of Series A Junior Participating Preferred Stock of
                  TriZetto, dated October 17, 2000 (Incorporated by reference to
                  Exhibit 3.2 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4* Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
                  TriZetto's Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1* Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
                  S-1/A as filed with the SEC on September 14, 1999, File No.
                  333-84533)

4.2*              Rights Agreement, dated October 2, 2000, by and between
                  TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

10.1*             First Amended and Restated 1998 Stock Option Plan
                  (Incorporated by reference to Exhibit 4.1 of TriZetto's Form
                  S-8 as filed with the SEC on August 7, 2000, File No.
                  333-43220)

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

10.7* Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit
                  10.6 of TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8* Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
                  S-1 as filed with the SEC on August 5, 1999, File No.
                  333-84533)

10.9* Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10* Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*            First Amended and Restated Investor Rights Agreement, dated
                  April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis,
                  TriZetto, and Series A and Series B Preferred Stockholders
                  (Incorporated by reference to Exhibit 10.8 of TriZetto's
                  Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*            Office Lease Agreement, dated April 26, 1999, between St. Paul
                  Properties, Inc. and TriZetto (including addendum)
                  (Incorporated by reference to Exhibit 10.10 of TriZetto's
                  Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13*            Sublease Agreement, dated December 18, 1998, between TPI
                  Petroleum, Inc. and TriZetto (including underlying Office
                  Lease Agreement by and between St. Paul Properties, Inc. and
                  Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
                  TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*            First Modification and Ratification of Lease, dated November
                  1, 1999, by and between TriZetto and St. Paul Properties, Inc.
                  (Incorporated by reference to Exhibit 10.22 of TriZetto's Form
                  10-K as filed with the SEC on March 30, 2000, File No.
                  000-27501)

10.15*            Second Modification and Ratification of Lease, dated December
                  1999, by and between TriZetto and St. Paul Properties, Inc.
                  (Incorporated by reference to Exhibit 10.23 of TriZetto's Form
                  10-K as filed with the SEC on March 30, 2000, File No.
                  000-27501)

10.16*            Third Modification and Ratification of Lease, dated January
                  15, 2000, by and between TriZetto and St. Paul Properties,
                  Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto's
                  Form 10-K as filed with the SEC on April 2, 2001, File No.
                  000-27501)

10.17*            Fourth Modification and Ratification of Lease, dated October
                  15, 2000, by and between TriZetto and St. Paul Properties,
                  Inc. (Incorporated by reference to Exhibit 10.17 TriZetto's
                  Form 10-K as filed with the SEC on April 2, 2001, File No.
                  000-27501)

10.18*            Form of Voting Agreement (Incorporated by reference to Exhibit
                  2.1 of TriZetto's Form 8-K as filed with the SEC on May 19,
                  2000, File No. 000-27501)

10.19*            Secured Term Note, dated September 11, 2000, payable by
                  TriZetto and each of TriZetto's subsidiaries to Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.1 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.20* Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.2 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.21*            Revolving Credit Note, dated September 11, 2000, payable by
                  TriZetto and each of TriZetto's subsidiaries to Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.3 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.22*            Amendment No. 1 to Loan and Security Agreement, dated October
                  17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
                  (Incorporated by reference to Exhibit 10.4 of TriZetto's Form
                  10-Q as filed with the SEC on November 14, 2000, File No.
                  000-27501)

10.23*            Amended and Restated Revolving Credit Note, dated October 17,
                  2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24*            Amendment No. 2 to Loan and Security Agreement, dated December
                  28, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.25*            Second Amended and Restated Revolving Credit Note, dated
                  December 28, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.26*            Bank One Credit Facility (including Promissory Note, Business
                  Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit
                  10.21 of TriZetto's Form 10-K as filed with the SEC on March
                  30, 2000 File No. 000-27501)

10.27*            Amendment to Bank One Credit Facility, dated June 22, 2000
                  (including Promissory Note Modification Agreement, Business
                  Loan Agreement and Commercial Pledge and Security Agreement)
                  (Incorporated by reference to Exhibit 10.27 of TriZetto's Form
                  10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.28*            Amendment to Bank One Credit Facility, dated November 4, 2000
                  (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.29* Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.30* Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.31*            Amendment to Bank One Credit Facility, dated March 29, 2001
                  (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on May 15, 2001, File No.000-27501)

10.32* Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

10.33*            Secured Term Note (Incorporated by reference to Exhibit 10.1 of
                  TriZetto's Form 10-Q as filed with the SEC on November 14, 2001,
                  File No.000-27501)

10.34* Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

10.35* Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

16.1* Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

21.1*             Current Subsidiaries of TriZetto

23.1              Consent of PricewaterhouseCoopers LLP

* Previously filed.

(b) REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2002.

                          THE TRIZETTO GROUP, INC.

                          By:             /s/JEFFREY H. MARGOLIS
                               -------------------------------------------------
                                              Jeffrey H. Margolis,
                                       President, Chief Executive Officer
                                             and Chairman of the Board

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       SIGNATURE                                                 TITLE                                   DATE
                       ---------                                                 -----                                   ----
                 /s/JEFFREY H. MARGOLIS                  President, Chief Executive Officer and                    February 19, 2002
-----------------------------------------------------
                  Jeffrey H. Margolis                    Chairman of the Board (Principal executive
                                                         officer)

              /s/MICHAEL J. SUNDERLAND                   Senior Vice President of Finance, Chief                   February 19, 2002
-----------------------------------------------------
                 Michael J. Sunderland                   Financial Officer and Secretary (Principal
                                                         financial and accounting officer)

              /s/WILLARD A. JOHNSON, JR.                 Director                                                  February 19, 2002
-----------------------------------------------------
                Willard A. Johnson, Jr.

                  /s/DONALD J. LOTHROP                   Director                                                  February 19, 2002
-----------------------------------------------------
                   Donald J. Lothrop

                  /s/PAUL F. LEFORT                      Director                                                  February 19, 2002
-----------------------------------------------------
                    Paul F. LeFort

                /s/ERIC D. SIPF                          Director                                                  February 19, 2002
-----------------------------------------------------
                     Eric D. Sipf

                  /s/DAVID M. THOMAS                     Director                                                  February 19, 2002
-----------------------------------------------------
                    David M. Thomas

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                                                               PAGE
                                                                                                                               ----
Report of Independent Auditors............................................................................................      F-2
Report of Independent Accountants ........................................................................................      F-3
Consolidated Balance Sheets -- December 31, 2001 and 2000.................................................................      F-4
Consolidated Statements of Operations -- For the years ended December 31, 2001, 2000 and 1999.............................      F-5
Consolidated Statements of Comprehensive Loss -- For the years ended December 31, 2001, 2000 and 1999.....................      F-6
Consolidated Statement of Stockholders' Equity (Deficit) -- For the years ended December 31, 2001, 2000 and 1999..........      F-7
Consolidated Statements of Cash Flows -- For the years ended December 31, 2001, 2000 and 1999.............................      F-8
Notes to Consolidated Financial Statements................................................................................      F-9
Financial Statement Schedule -- Valuation and Qualifying Accounts.........................................................     F-29

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of the TriZetto Group, Inc.

     We have audited the accompanying consolidated balance sheet of The TriZetto Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ERNST & YOUNG LLP

Orange County, California
February 1, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The TriZetto Group, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of The TriZetto Group, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2000 when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of The TriZetto Group, Inc. and its subsidiaries for any period subsequent to December 31, 2000.

/s/PricewaterhouseCoopers LLP

Orange County, California
February 21, 2001

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                                  DECEMBER 31,
                                                                                                            ------------------------
                                                                                                               2001          2000
                                                                                                            -----------   ---------
ASSETS
Current assets:

  Cash and cash equivalents............................................................................     $    67,341   $  23,865
  Short-term investments...............................................................................          15,059       3,019
  Restricted cash......................................................................................           2,233       1,500
  Accounts receivable, less allowance for doubtful accounts of $6,236 and $1,220, respectively.........          32,223      18,102
  Current portion of note receivable...................................................................             113       2,263
  Notes receivable from related parties................................................................             124         277
  Prepaid expenses and other current assets............................................................           5,626       4,444
  Income tax receivable................................................................................              75         449
  Deferred tax assets..................................................................................           6,738          --
                                                                                                            -----------   ---------
    Total current assets...............................................................................         129,532      53,919
  Property and equipment, net..........................................................................          34,867      25,623
  Capitalized software products, net...................................................................           7,129         479
  Long-term portion of note receivable from related party..............................................             --           25
  Long-term portion of notes receivable................................................................             141         313
  Goodwill and other intangible assets, net............................................................         211,702     281,607
  Other assets.........................................................................................           7,350       1,785
                                                                                                            -----------   ---------
    Total assets.......................................................................................     $   390,721   $ 363,751
                                                                                                            ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes payable........................................................................................     $     2,945   $     343
  Equipment lease and revolving lines of credit........................................................          13,863      12,089
  Capital lease obligations............................................................................           2,799       2,123
  Accounts payable.....................................................................................           8,109       9,502
  Accrued liabilities..................................................................................          23,414      19,967
  Accrued taxes payable................................................................................           1,049         482
  Deferred revenue.....................................................................................          31,208      16,991
  Other liabilities....................................................................................             --          263
                                                                                                            -----------   ---------
    Total current liabilities..........................................................................          83,387      61,760
  Notes payable........................................................................................           5,939         264
  Other long-term liabilities..........................................................................           1,040       1,146
  Capital lease obligations............................................................................           3,605       3,303
  Equipment lease line of credit.......................................................................             155         873
  Deferred revenue.....................................................................................           1,889       1,834
  Deferred taxes.......................................................................................          13,751      25,141
                                                                                                            -----------   ---------
    Total liabilities..................................................................................         109,766      94,321
                                                                                                            -----------   ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value, shares authorized: 4,000 (5,000 authorized net of 1,000 designated as Series A Junior Participating Preferred); shares issued and outstanding: zero
    in 2001 and 2000 ..................................................................................              --          --
  Series A Junior Participating Preferred Stock: $0.001 par value; shares authorized 1,000: shares
    issued and outstanding: zero in 2001 and 2000 .....................................................              --          --
  Common stock: $0.001 par value; Shares authorized: 95,000
  Shares issued and outstanding: 45,299 in 2001 and 36,597 in 2000.....................................              45          35
Additional paid-in capital.............................................................................         397,740     330,061
Notes receivable from stockholders.....................................................................             (41)        (41)
Deferred stock compensation............................................................................          (4,265)     (9,263)
Accumulated other comprehensive income.................................................................             --            8
Accumulated deficit....................................................................................        (112,524)    (51,370)
                                                                                                            -----------   ---------
  Total stockholders' equity...........................................................................         280,955     269,430
                                                                                                            -----------   ---------
        Total liabilities and stockholders' equity.....................................................     $   390,721   $ 363,751
                                                                                                            ===========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------------
                                                                                           2001         2000        1999
                                                                                       -----------  ----------    ---------
       Revenue:
         Recurring revenue.........................................................    $  142,706   $   61,811    $  19,448
         Non-recurring revenue.....................................................        75,466       27,245       13,478
                                                                                       ----------   ----------    ---------
           Total revenue...........................................................       218,172       89,056       32,926
                                                                                       ----------   ----------    ---------
       Cost of revenue:
         Recurring revenue(1)......................................................       103,854       54,929       17,350
         Non-recurring revenue(2)..................................................        42,806       20,089       10,037
                                                                                       ----------   ----------    ---------
           Total cost of revenue...................................................       146,660       75,018       27,387
                                                                                       ----------   ----------    ---------
       Gross profit................................................................        71,512       14,038        5,539
                                                                                       ----------   ----------    ---------
       Operating expenses:
         Research and development(3)...............................................        16,402        8,463        2,394
         Selling, general and administrative(4)....................................        51,938       34,144        9,366
         Amortization of goodwill and acquired intangibles.........................        69,076       18,622          783
         Write-off of acquired in-process technology...............................           --         1,426        1,407
         Restructuring and related impairment charges..............................        12,140          --           --
                                                                                       ----------   ----------   ---------
           Total operating expenses................................................       149,556       62,655       13,950
                                                                                       ----------   ----------    ---------
       Loss from operations........................................................       (78,044)     (48,617)      (8,411)
       Interest income.............................................................         2,048        1,394          527
       Interest expense............................................................        (1,333)        (883)        (256)
                                                                                       ----------   ----------    ---------
       Loss before income taxes....................................................       (77,329)     (48,106)      (8,140)
       Benefit from income taxes...................................................       (16,175)      (5,848)        (213)
                                                                                       ----------   ----------    ---------
       Net loss....................................................................    $  (61,154)  $  (42,258)   $  (7,927)
                                                                                       ==========   ==========    =========
       Net loss per share:
         Basic and diluted.........................................................    $    (1.53)  $    (1.80)   $   (0.85)
                                                                                       ==========   ==========    =========
       Shares used in computing net loss per share:
         Basic and diluted.........................................................        40,094       23,444        9,376
                                                                                       ==========   ==========    =========

----------
(1) Cost of recurring revenue includes $682, $528 and $294 of amortization of deferred stock compensation for the years ended December 31, 2001, 2000, and 1999, respectively.

(2) Cost of non-recurring revenue includes $553, $294 and $286 of amortization of deferred stock compensation for the years ended December 31, 2001, 2000, and 1999, respectively.

(3) Research and development includes $222, $69 and $23 of amortization of deferred stock compensation for the years ended December 31, 2001, 2000, and 1999, respectively.

(4) Selling, general and administrative includes $1,575, $1,043 and $454 of amortization of deferred stock compensation for the years ended December 31, 2001, 2000, and 1999, respectively.


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                          FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                   ----------------------------------
                                                                                       2001        2000        1999
                                                                                   ---------   ----------   ---------
           Net loss............................................................... $ (61,154)  $ (42,258)   $  (7,927)
           Other comprehensive income:
             Foreign currency translation (loss) gain.............................        (8)          8           --
                                                                                   ----------  ----------   ---------
           Comprehensive loss..................................................... $ (61,162)  $ (42,250)   $  (7,927)
                                                                                   ==========  ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                           NOTES        ACCUMULATED                      TOTAL
                            COMMON STOCK     ADDITIONAL    RECEIVABLE     DEFERRED         OTHER                      STOCKHOLDERS'
                           ---------------    PAID-IN        FROM           STOCK       COMPREHENSIVE   ACCUMULATED      EQUITY
                           SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION      INCOME         DEFICIT      (DEFICIT)
                           ------   ------   ----------   ------------   ------------   -------------   -----------   -------------
Balance, December 31,
  1998 ..................   9,217   $    9   $      940   $       (741)  $       (460)  $          --   $      (489)  $        (741)
Issuance of common
  stock to purchase
  Creative Business
  Solutions, Inc. and
  HealthWeb Systems,
  Ltd ...................     655        1        1,145             --             --              --            --           1,146
Issuance of common
  stock to purchase
  assets of
  Management &
  Technology
  Solutions, Inc. .......      60       --          140             --             --              --            --             140
Issuance of common
  stock for purchase
  of Novalis
  Corporation ...........     549        1        8,999             --             --              --            --           9,000
Issuance of common
  stock for purchase
  of Finserv Health
  Care Systems, Inc. ....      49       --        1,499             --             --              --            --           1,499
Repurchase of common
  stock in exchange
  for notes
  receivable from
  stockholders ..........    (563)      (1)          (3)           700             --              --          (696)             --
Deferred stock
  compensation related
  to employee stock
  options ...............      --       --        6,383             --         (6,383)             --            --              --
Amortization of
  deferred stock
  compensation ..........      --       --           --             --          1,057              --            --           1,057
Stock compensation ......      --       --           53             --             --              --            --              53
Repurchase common
  stock .................      (6)      --           --             --             --              --            --              --
Exercise of common
  stock options and
  warrants ..............     206       --          141             --             --              --            --             141
Issuance of common
  stock related to
  initial public
  offering, net of
  offering costs of
  $4,324 ................   4,480        4       35,992             --             --              --            --          35,996
Conversion of
  preferred stock to
  common stock ..........   6,276        6       10,926             --             --              --            --          10,932
Net loss ................      --       --           --             --             --              --        (7,927)         (7,927)
                           ------   ------   ----------   ------------   ------------   -------------   -----------   -------------
Balance, December 31,
  1999 ..................  20,923       20       66,215            (41)        (5,786)             --        (9,112)         51,296
Issuance of common
  stock to purchase
  Healthcare Media
  Enterprises, Inc. .....     223       --        5,189             --             --              --            --           5,189
Issuance of common
  stock to purchase
  Erisco Managed Care
  Technologies, Inc. ....  12,143       12      192,911             --             --              --            --         192,923
Issuance of common
  stock to purchase
  Resource Information
  Management Systems,
  Inc ...................   2,588        3       54,862             --             --              --            --          54,865
Issuance of common
  stock in exchange
  for services ..........       4       --           99             --             --              --            --              99
Value of options
  assumed for Resource
  Information
  Management Systems,
  Inc. acquisition ......      --       --        4,718             --             --              --            --           4,718
Issuance of stock
  warrants ..............      --       --        1,716             --             --              --            --           1,716
Cancellation of
  Novalis Corporation
  escrowed shares .......    (114)      --       (2,206)            --             --              --            --          (2,206)
Deferred stock
  compensation related
  to restricted stock
  grants ................     325       --        5,070             --         (5,070)             --            --              --
Deferred stock
  compensation related
  to employee stock
  options ...............      --       --          341             --           (341)             --            --              --
Amortization of
  deferred stock
  compensation ..........      --       --           --             --          1,934              --            --           1,934
Exercise of common
  stock options .........     443       --          316             --             --              --            --             316
Employee purchase of
  common stock ..........      62       --          830             --             --              --            --             830
Foreign currency
  translation gain ......      --       --           --             --             --               8            --               8
Net loss ................      --       --           --             --             --              --       (42,258)        (42,258)
                           ------   ------   ----------   ------------   ------------   -------------   -----------   -------------
Balance, December 31,
  2000 ..................  36,597       35      330,061            (41)        (9,263)              8       (51,370)        269,430
Issuance of common
  stock for Healthcare
  Media Enterprises,
  Inc ...................      56       --          (57)            --             --              --            --             (57)
Issuance of common
  stock for Resource
  Information
  Management Systems,
  Inc ...................     647        1           (1)            --             --              --            --              --
Issuance of common
  stock to purchase
  Infotrust Company .....     923        1       12,889             --             --              --            --          12,890
Issuance of common
  stock related to
  secondary offering,
  net of offering
  costs of $800 .........   6,348        7       54,828             --             --              --            --          54,835
Deferred stock
  compensation related
  to stock grants .......      48       --       (1,966)            --          1,966              --            --              --
Amortization of
  deferred stock
  compensation ..........      --       --           --             --          3,032              --            --           3,032
Exercise of common
  stock options .........     510        1          653             --             --              --            --             654
Employee purchase of
  common stock ..........     170       --        1,333             --             --              --            --           1,333
Foreign currency
  translation loss ......      --       --           --             --             --              (8)           --              (8)
Net loss ................      --       --           --             --             --              --       (61,154)        (61,154)
                           ------   ------   ----------   ------------   ------------   -------------   -----------   -------------
Balance, December 31,
  2001 ..................  45,299   $   45   $  397,740   $        (41)  $     (4,265)  $          --   $  (112,524)  $     280,955
                           ======   ======   ==========   ============   ============   =============   ===========   =============


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                     FOR THE YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                          ----------------------------------------
                                                                                            2001            2000            1999
                                                                                          --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ........................................................................       $(61,154)       $(42,258)       $ (7,927)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Provision for doubtful accounts and sales returns .............................          5,918           1,357             505
    Common stock issued for services rendered .....................................             --              99              53
    Amortization of deferred stock compensation ...................................          3,032           1,934           1,057
    Amortization of deferred stock warrants .......................................            241              82              --
    Write-off of acquired in-process technology ...................................             --           1,426           1,407
    Forgiveness of employee notes receivable ......................................             30              29              32
    Deferred taxes ................................................................        (16,371)         (5,636)           (187)
    Loss on disposal of property and equipment ....................................          1,312             234              --
    Depreciation and amortization .................................................          8,771           5,262           1,633
    Amortization of intangibles ...................................................         69,076          18,622             783
    Impairment of other assets ....................................................          1,389              --              --
    Impairment of goodwill and intangible assets ..................................          5,716              --              --
  Changes in assets and liabilities (net of acquisitions):
    Restricted cash ...............................................................           (733)         (1,500)             --
    Accounts receivable ...........................................................        (17,531)         (1,639)         (3,080)
    Prepaid expenses and other current assets .....................................           (217)         (1,339)         (1,271)
    Income tax receivable .........................................................             --              (9)            (34)
    Notes receivable ..............................................................          1,929             357              --
    Accounts payable ..............................................................         (1,501)          3,700           1,364
    Accrued liabilities ...........................................................          5,586           3,531           5,190
    Deferred revenue ..............................................................         14,253           3,931             241
    Deposits and other assets .....................................................         (7,547)           (739)           (110)
                                                                                          --------        --------        --------
      Net cash provided by (used in) operating activities .........................         12,199         (12,556)           (344)
                                                                                          --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase and sale of short-term investments, net ................................        (12,040)          4,168          (7,187)
  Purchase of property and equipment and software licenses ........................        (12,736)         (7,328)         (3,208)
  Purchase of intangible assets ...................................................         (6,241)         (2,206)         (2,630)
  Net cash acquired in (paid for) acquisitions ....................................            846          27,392          (7,338)
  Payments of acquisition-related expenses ........................................         (2,542)         (7,265)         (2,657)
                                                                                          --------        --------        --------
      Net cash (used in) provided by investing activities .........................        (32,713)         14,761         (23,020)
                                                                                          --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net .....................................         54,835              --          35,996
  Proceeds from issuance of mandatorily redeemable convertible preferred stock, net             --              --           4,483
  Proceeds from revolving line of credit, net .....................................          1,706          11,438              --
  Proceeds from debt financing ....................................................          3,120              --              --
  Payments on notes payable .......................................................         (1,020)         (9,689)         (1,275)
  Proceeds from term note .........................................................          6,000           4,000              --
  Payments on term note ...........................................................           (600)         (4,000)           (265)
  Proceeds from equipment line of credit ..........................................             --           1,855              --
  Payments on equipment line of credit ............................................           (651)           (565)             --
  Proceeds from capital lease .....................................................            854              --              --
  Payments on capital leases ......................................................         (2,233)         (1,382)           (448)
  Repayment of notes receivable ...................................................             --              --              30
  Employee exercise of stock options and purchase of common stock .................          1,987           1,146              11
                                                                                          --------        --------        --------
      Net cash provided by financing activities ...................................         63,998           2,803          38,532
                                                                                          --------        --------        --------
  Net increase in cash and cash equivalents .......................................         43,484           5,008          15,168
  Effect of exchange rate changes on cash and cash equivalents ....................             (8)              8              --
  Cash and cash equivalents at beginning of year ..................................         23,865          18,849           3,681
                                                                                          --------        --------        --------
  Cash and cash equivalents at end of year ........................................       $ 67,341        $ 23,865        $ 18,849
                                                                                          ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY

         The TriZetto Group, Inc. (the "Company"), was incorporated in the state of Delaware on May 27, 1997. The Company is a provider of remotely hosted software applications, both third-party packaged and proprietary software, and related services used primarily in the healthcare industry. The Company also develops and supports software products for the healthcare industry. Additionally, the Company offers an Internet browser application that serves as a portal for the exchange of healthcare information and services over the Internet. The Company provides access to its hosted solutions either through the Internet or through traditional networks. The Company markets and sells its software and services to customers primarily in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred net losses of $61.2 million and $42.3 million for the years ended December 31, 2001 and 2000, respectively, and has an accumulated deficit of $112.5 million at December 31, 2001. The Company has generated cash from operating activities of $12.2 million for the year ended December 31, 2001 and has used cash in operating activities of $12.6 million for the year ended December 31, 2000. The Company has funded its financial needs primarily through the net proceeds received through its initial public offering in 1999 and secondary offering in 2001, as well as other equity (Note 9), debt financings (Note 6) and during 2001, its cash flows from operating activities. Also, in connection with the Company's acquisition of Erisco Managed Care Technologies, Inc. in October 2000 (Note 12), the Company acquired a cash balance of approximately $32.0 million. The Company has total cash and cash equivalents, short-term investments, and restricted cash of $84.6 million and net working capital of $46.1 million at December 31, 2001. Based on the Company's current operating plan, management believes existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company's working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company's ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

         The following tables summarize the revenues and accounts receivable balances from customers in excess of 10% of total revenues and total accounts receivable balances, respectively:

                                                                                                YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                           --------------------
                                                                                           2001    2000   1999
                                                                                           ----    ----   ----
                   REVENUES:
                     Company A..........................................................    --      15%    --
                     Company B..........................................................    --      15%    --
                     Company C..........................................................    --      --     16%
                     Company D..........................................................    --      --     19%
                     Company E..........................................................    --      --     --
                     Company F..........................................................    --      --     --

                                                                                               DECEMBER 31,
                                                                                           --------------------
                                                                                           2001    2000   1999
                                                                                           ----    ----   ----
                  ACCOUNTS RECEIVABLE:
                    Company A..........................................................     --      --     --
                    Company B..........................................................     --      --     --
                    Company C..........................................................     --      --     --
                    Company D..........................................................     --      --     --
                    Company E..........................................................     --      --     13%
                    Company F..........................................................     --      10%    --


         As of December 31, 2001, the Company had approximately $3.5 million in accounts receivable from Maxicare Health Plans, Inc. ("Maxicare"). In May 2001, Maxicare filed a Chapter 11 petition for relief under the federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. As of December 31, 2001, the Company believes its allowance for doubtful accounts is adequate should the Maxicare receivable become fully uncollectible.

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

SHORT-TERM INVESTMENTS

         Short-term investments include money market funds, commercial paper, and various deposit accounts. The Company has the ability to convert these investments to cash upon notice.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, equipment and software are depreciated over five to twenty years and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over their estimated useful lives or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill arising from the Company's acquisitions is being amortized on a straight-line basis over their estimated lives of three to seven years. Other intangible assets arising from the Company's acquisitions consist of acquired work force, customer lists, core technology, consulting contracts and trade names which are being amortized on a straight-line basis over their estimated useful lives of two to five years, respectively. Software technology rights are amortized on a straight-line basis over the lesser of the contract term or five years.

LONG-LIVED ASSETS

         Long-lived assets and intangible assets, including enterprise level goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved. No impairment has been indicated to date other than those disclosed in restructuring and related impairment charges (Note 13).

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

         The Company generates recurring revenue from several sources, including the sale of maintenance and support on its software products, and from the hosting of application services. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is subscription-based and billed monthly over a contract term of typically three to seven years. Many of the agreements associated with hosted solutions contain performance standards that require the Company to maintain a certain level of operating performance related to those hosted solutions. This performance is measured on a monthly basis by the Company prior to the recording of the hosted solutions revenues. Software license fees under arrangements where the Company hosts the software and the customer does not have the ability to take possession of the software during the hosting period, are recognized ratably over the hosting periods in accordance with EITF issue 00-3.

         The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of AICPA Statements of Position ("SOP") 97-2 "Software Revenue Recognition," SOP 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2", and SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions" as well as the tentative conclusions of EITF Issue 00-21, "Multiple Element Arrangements". Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company's proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development expenses are salaries and related expenses associated with the development of software applications prior to establishment of technological feasibility and services and include compensation paid to engineering personnel and fees to outside contractors and consultants.

SOFTWARE DEVELOPMENT COSTS

         Software development costs for new software and for enhancements to existing software are expensed as incurred until the establishment of technological feasibility, and includes compensation paid to engineering personnel and fees to outside contractors and consultants. Software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized as capitalized software products and amortized to cost of revenues on a straight-line basis over the estimated useful life of the related products, generally five years. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $130,000, $9,000 and zero, respectively, and is included in cost of revenues.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2001, 2000, and 1999 was $3.4 million, $1.2 million and $668,000, respectively.

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

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                          2001          2000        1999
                                                                                      -----------   -----------  ---------
         BASIC:
           Net loss...............................................................    $  (61,154)   $  (42,258)  $  (7,927)
                                                                                      ----------    ----------   ---------
           Weighted average common shares outstanding.............................        40,094        23,444       9,376
                                                                                      ----------    ----------   ---------
           Net loss per share.....................................................    $    (1.53)   $    (1.80)  $   (0.85)
                                                                                      ==========    ==========   =========
         DILUTED:
           Net loss...............................................................    $  (61,154)   $  (42,258)  $  (7,927)
                                                                                      ----------    ----------   ---------
           Weighted average common shares outstanding.............................        40,094        23,444       9,376
           Preferred stock........................................................            --            --          --
           Options to purchase common stock.......................................            --            --          --
           Common stock subject to repurchase.....................................            --            --          --
           Warrants...............................................................            --            --          --
                                                                                      ----------    ----------   ---------
           Total weighted common stock and common stock equivalents...............        40,094        23,444       9,376
                                                                                      ----------    ----------   ---------
           Net loss per share.....................................................    $    (1.53)   $    (1.80)  $   (0.85)
                                                                                      ===========   ==========   =========

    Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                           ----------------------------
                                                                                             2001       2000       1999
                                                                                           -------     -----      -----
            Shares held in escrow......................................................        158       686        518
            Options to purchase common stock...........................................      6,128     5,170      3,479
            Unvested portion of restricted stock.......................................        241       325         --
            Common stock subject to repurchase.........................................         --        --      1,698
            Warrants...................................................................        300       300         --
                                                                                           -------     -----      -----
                                                                                             6,827     6,481      5,695
                                                                                           =======     =====      =====

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


RECLASSIFICATIONS

     Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to current year presentation.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead SFAS will be subject to annual impairment tests in accordance with SFAS 141 and SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations. For the year ended December 31, 2001, the Company recognized $42.3 million of amortization expense related to goodwill and intangible assets with indefinite lives.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and has not yet determined the effect, if any, the adoption of SFAS 144 will have on the results of operations and financial condition of the Company.


3. PROPERTY AND EQUIPMENT

         Property and equipment, net, consist of the following:

                                                                                                DECEMBER 31,
                                                                                          ----------------------
                                                                                             2001         2000
                                                                                          ---------    ---------
                                                                                              (IN THOUSANDS)
                 PROPERTY AND EQUIPMENT
                   Computer equipment..................................................   $  21,574    $  16,198
                   Furniture and fixtures..............................................       5,507        4,197
                   Equipment...........................................................       4,744        2,026
                   Software............................................................      11,759        6,331
                   Leasehold improvements..............................................       3,235        2,838
                                                                                          ---------    ---------
                                                                                             46,819       31,590
                 Less: Accumulated depreciation........................................     (11,952)      (5,967)
                                                                                          ---------    ---------
                                                                                          $  34,867    $  25,623
                                                                                          =========    =========

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $8.0 million, $4.6 million and $1.1 million, respectively. Included in property and equipment at December 31, 2001 and December 31, 2000 is equipment acquired under capital leases totaling approximately $11.8 million and $10.0 million, respectively, and related accumulated depreciation of $4.0 million and $3.0 million, respectively. In connection with the Company's restructuring, the Company recognized an impairment of its property and equipment of $1.4 million for the year ended December 31, 2001.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets, net, consist of the following:

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                               2001         2000
                                                                                           -----------   ----------
                                                                                                (IN THOUSANDS)
                 INTANGIBLE ASSETS
                   Goodwill............................................................    $   170,013   $  180,075
                   Acquired workforce..................................................         20,227       19,319
                   Customer lists......................................................         38,764       37,961
                   Core technology.....................................................         52,994       52,713
                   Consulting contracts................................................            125          --
                   Software licenses...................................................          3,188        2,947
                   Trade names.........................................................          9,343        8,870
                                                                                           -----------   ----------
                                                                                               294,654      301,885
                 Less: Accumulated amortization........................................        (82,952)     (20,278)
                                                                                           -----------   ----------
                                                                                           $   211,702   $  281,607
                                                                                           ===========   ==========

In connection with the Company's restructuring, the Company recognized an impairment of its goodwill relating to its acquisitions of Creative Business Solutions, Inc., Finserv Health Care Systems, Inc. and Healthcare Media Enterprises, Inc. of $5.7 million for the year ended December 31, 2001.

5. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                  ------------
                                                                2001       2000
                                                                ----       ----
                                                                 (IN THOUSANDS)
          ACCRUED LIABILITIES
            Accrued payroll and benefits .................    $13,328    $ 8,779
            Accrued professional fees ....................        628        966
            Accrued acquisition expenses .................      1,071      2,393
            Restructuring and related impairment charges..      3,601         --
            Other ........................................      4,786      7,829
                                                              -------    -------
                                                              $23,414    $19,967
                                                              =======    =======

6. NOTES PAYABLE AND LINES OF CREDIT

      In November 2001, the Company entered into an agreement with a financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2001, there was approximately $3.1 million principal balance remaining on the note.

      In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments of $200,000 are due on the first of each month. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of December 31, 2001, there was approximately $5.4 million principal balance remaining on the note. The note matures in March 2004.

      In March 2001 through August 2001, the Company entered into an agreement for premium insurance financing for a total of $778,000. The notes bear interest between 8.47% and 9.25% per annum and are due in February 2002. As of December 31, 2001, there was approximately $124,000 principal balance remaining on the notes.

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

      In September 2000, the Company also entered into a Loan and Security Agreement and Revolving Credit Note with the same lender, providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility became effective upon repayment of any outstanding balance on the Secured Term Note. In October and December 2000, the Loan and Security Agreement and Revolving Credit Note were amended to include Erisco and RIMS, respectively, as additional borrowers. The revolving credit facility is secured by all of the Company's receivables. In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for the maximum principal amount of $14.0 million and an expiration date of March 2004. As of December 31, 2001, the Company had available $0.9 million to draw on the Revolving Credit Note.

      Borrowings under the revolving credit facility are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit facility is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit facility contains certain covenants that the Company must adhere to during the term of the agreement, including a tangible net worth, as defined, of at least $12.0 million and the generation of a minimum monthly net earnings before interest, depreciation and amortization and minimum cash balances and restrictions prohibiting the Company from paying any cash dividends without prior approval, as defined in the Loan and Security Agreement. As of December 31, 2001, the Company had outstanding borrowings on the revolving line of credit of $13.1 million.

      In December 1999, the Company entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit had a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2001 totaled approximately $873,000 and are collateralized by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

      In January 1999, the Company entered into a financing agreement for $675,000 in order to acquire a software license. The non-interest bearing note (imputed interest rate of 7.80%) is due in sixty equal monthly installments but no later than December 31, 2003. Borrowings under the financing agreement are collateralized by the software that the Company purchased with the note proceeds. At December 31, 2001, there was approximately $259,000 principal balance remaining on the note.

      In connection with the acquisition of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 (Note 12), the Company issued notes of $270,000. The notes bear interest at 8.00% per annum and the interest is payable annually in arrears. Fifty percent of the principal balance is payable on the first anniversary and fifty percent is payable on the second anniversary of the issue date. The debt was paid in full in February 2001.

      In May 1999, the Company entered into a financing agreement for approximately $1.1 million. The amount is due in twelve equal monthly installments and bears interest at 10% per annum. Borrowings under the financing agreement are collateralized by the license that the Company purchased from the lender. The debt was paid in full in April 2000.

      In March 1999, the Company entered into a revolving line of credit agreement with a financial institution. In October 1999, the Company entered into a subsequent agreement which increased the amount available under the line of credit. The line of credit has a total capacity of $3.0 million and expired in December 2001. Borrowings under the line of credit bear interest at prime plus 0.50% and are collateralized by corresponding cash balances on deposit classified as restricted cash on the balance sheet. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that the Company must adhere to during the term of the agreement including restrictions on the payment of dividends. As of December 31, 2001, there were no outstanding borrowings on the line of credit.

      The Company has outstanding nine standby letters of credit in the aggregate amount of $2.2 million which serve as security deposits for the Company's capital leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

      Notes payable and lines of credit consist of the following at December 31:


                                                              NOTES PAYABLE              LINES OF CREDIT
                                                              -------------              ---------------
                                                           2001          2000          2001          2000
                                                           ----          ----          ----          ----
Revolving credit facility of $14.0 million,
  interest at prime plus 1.5% (6.25% at
  December 31, 2001), payable monthly in arrears ...     $     --      $     --      $ 13,145      $ 11,438
Equipment lease line of credit, secured by
  equipment, due in monthly installments
  through June 2003, with interest rates
  between 9.72% and 10.18% .........................           --            --           873         1,524
Financing agreement, collateralized by
  software license purchased (imputed interest
  rate of 7.80%) due in equal monthly
  installments through January 2004 ................          259           369            --            --
Related party note issued in connection
  with the acquisition of CBS and HealthWeb,
  repaid in February 2001, interest at 8%,
  payable annually in arrears ......................           --           135            --
Note payable of $3.1 million issued for
  certain equipment due in monthly
  installments through November 2005,
  with interest at LIBOR rate plus 3.13%
  (2.28% LIBOR rate at December 31, 2001) ..........        3,096            --            --            --
Notes payable of $778,000 issued for
  premium insurance financing, due in monthly
  installments through February 2002,
  with interest rates between 8.47% and 9.25% ......          124            --            --            --
Secured Term Note of $6.0 million, interest
  at prime plus 1%, (6.25% at December 31,
  2001), payable monthly in arrears through
  March 2004 .......................................        5,400            --            --            --
Other obligations due in monthly installments
  through October 2002, with interest rates
  up to prime plus 1.5% (6.25% at
  December 31, 2000) ...............................            5           103            --
                                                         --------      --------      --------      --------
Total notes payable and lines of credit ............        8,884           607        14,018        12,962
Less: Current portion ..............................       (2,945)         (343)      (13,863)      (12,089)
                                                         --------      --------      --------      --------
                                                         $  5,939      $    264      $    155      $    873
                                                         ========      ========      ========      ========

      Future principal payments of notes payable at December 31, 2001 are as follows:

       FOR THE PERIODS ENDING DECEMBER 31,        NOTES PAYABLE    LINES OF CREDIT
       -----------------------------------        -------------    ---------------
            2002 .........................          $  2,945           $ 13,863
            2003 .........................             2,842                155
            2004 .........................               941                 --
            2005 .........................             2,156                 --
            2006 .........................                --                 --
                                                    --------           --------
                                                       8,884             14,018

           Less: Current portion .............                   (2,945)              (13,863)
                                                               --------              --------
                                                               $  5,939              $    155
                                                               ========              ========

7. RELATED PARTY TRANSACTIONS

      In September 1997, the Company entered into a $520,000 financing agreement, bearing interest at 9% and payable quarterly beginning January 1, 1998. A member of the Company's Board of Directors owns 50% of the financing company. The principal amount was originally due October 1, 2002. In connection with the financing agreement, the Company issued to the financing company warrants to purchase 162,595 shares of common stock with an exercise price of $0.80 per share (Note 9). In August 1999, the warrant to purchase 162,595 shares of common stock was exercised. The exercise price was applied to the principal under the financing agreement, reducing the principal amount by $130,000. In October 1999, the Company paid off the remaining principal balance of $390,000.

      The Company has a note receivable from an officer of the Company. The note accrues interest at 6.5% per annum. The principal and accrued interest has been and will be forgiven annually over a four year period beginning April 30, 1999 provided the officer is an employee of the Company. In the event of termination of the officer's employment with the Company the note and accrued interest become due and payable immediately. The note receivable from related party was $25,000 and $50,000 at December 31, 2001 and 2000, respectively.

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

      In June 1999, the Company entered into an agreement with Garte & Associates, Inc. pursuant to which the Company would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. Harvey Garte, the Company's Vice President of Corporate Development, is the sole stockholder of Garte & Associates, Inc. In 1999, the Company paid a total of $256,000 to Garte & Associates, Inc. in connection with the Company's acquisitions of Novalis Corporation in November 1999 and Finserv Health Care Systems, Inc. in December 1999. In 2000, the Company paid or accrued a total of $615,000 to Garte & Associates, Inc. in connection with the Company's acquisitions of Healthcare Media Enterprises, Inc. in January 2000, Erisco Managed Care Technologies, Inc. in October 2000 and Resource Information Management Systems, Inc. in December 2000. In 2001, the Company paid a total of $262,170 in connection with the Company's acquisition of Infotrust Company in April 2001 and other special projects.

      In November 1999, in connection with the acquisition of Novalis Corporation, the Company received notes receivable in the aggregate amount of $475,000 from the eight former stockholders of Novalis. The notes represent the former stockholders' agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The notes accrue interest at 8.0% per annum and are payable one year from the date of acquisition, which has been extended by the Company. At December 31, 2001, the remaining balance of the notes receivable from related parties was $99,000.

      In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc., the Company entered into a software license agreement with IMS Health Incorporated ("IMS Health") to which IMS will pay three annual installments of $1.0 million each for a total of $3.0 million. As of December 31, 2001, $2.0 million of cash payments have been received and $1.0 million and $167,000 was recognized as recurring revenue for the year ended December 31, 2001 and 2000, respectively. IMS Health has beneficial ownership of 12,142,857 shares of common stock representing approximately 27% of the shares of common stock outstanding of 45,299,061 as of December 31, 2001.

      In December 2001, in connection with the acquisition of Resource Information Management Systems, Inc. ("RIMS"), the Company carried on a facility lease agreement with Mill Street Properties (the "Landlord") for the rental of the 500 Technology Drive, Naperville, IL facility for a future commitment of $3.1 million, of which monthly base rent, including utilities, is $82,403. As of December 31, 2001, the future commitment was $2.1 million scheduled to end on February 28, 2004. Thomas Heimsoth and Terry Kirch, co-founders of RIMS, are also co-owners of Mill Street Properties.

8. COMMITMENTS AND CONTINGENCIES

      The Company leases office space and equipment under noncancelable operating and capital leases, respectively, with various expiration dates through 2009. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $8.2 million, $4.0 million and $1.2 million, respectively. These amounts are net of sublease income of $172,000, $78,000 and $25,000, respectively.

      Future minimum lease payments under noncancelable operating and capital leases at December 31, 2001 are as follows:

        FOR THE PERIODS ENDING DECEMBER 31,        CAPITAL LEASES    OPERATING LEASES
        -----------------------------------        --------------    ----------------
                                                            (IN THOUSANDS)
             2002 .............................       $ 3,344            $ 8,846
             2003 .............................         2,526              7,701
             2004 .............................         1,239              5,872
             2005 .............................           159              4,778
             2006 .............................            --              2,989
             Thereafter .......................            --              6,035
                                                      -------            -------
        Total minimum lease payments ..........         7,268            $36,221
        Less: Interest ........................          (864)           =======
        Less: Current portion .................        (2,799)
                                                      -------
                                                      $ 3,605
                                                      =======

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

      In July 2001, in connection with the exercise of the underwriters' over-allotment option relating to the secondary offering, the Company issued 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.2 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters' over-allotment option, an additional 72,000 shares of common stock of the Company were sold by selling stockholders at $9.25 per share, for which the Company received no proceeds.

      At December 31, 2001, the Company had reserved approximately 8,973,000 shares of common stock for issuance upon exercise of stock options, warrants and for shares issuable under the Employee Stock Purchase Plan. Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of preferred stockholders. The holders of each share of common stock are entitled to one vote.

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

      Activity under the two plans was as follows (in thousands, except per share data):

                                                                                         OUTSTANDING OPTIONS
                                                              SHARES                     -------------------           WEIGHTED
                                                             AVAILABLE   NUMBER OF                      AGGREGATE       AVERAGE
                                                             FOR GRANT    SHARES     EXERCISE PRICE       PRICE     EXERCISE PRICE
                                                             ---------    ------     --------------       -----     --------------



   Balances, December 31, 1998 ..........................        451       1,149    $ 0.25  -  $ 0.28    $    295      $   0.26
   Additional options reserved ..........................      2,400          --
   Granted ..............................................     (2,644)      2,644      0.25  -   29.75      16,318          6.17
   Exercised ............................................         --         (60)                0.25         (15)         0.25
   Cancelled ............................................        254        (254)     0.25  -   20.25        (261)         1.03
                                                              ------      ------                         --------
   Balances, December 31, 1999...........................        461       3,479      0.25  -   29.75      16,337          4.70
   Additional options reserved...........................      3,200          --
   Granted...............................................     (2,386)      2,386     12.68  -   63.25      47,735         20.00
   Adopted and assumed...................................         --         300                 7.02       2,107          7.02
   Exercised.............................................         --        (425)     0.25  -   14.50        (312)         0.73
   Cancelled.............................................        570        (570)     0.25  -   57.50      (7,751)        13.58
                                                              ------      ------                         --------
   Balances, December 31, 2000...........................      1,845       5,170      0.25  -   63.25      58,116         11.24
   Additional options reserved...........................      1,800          --
   Granted...............................................     (2,345)      2,345      9.25  -   13.08      26,900         11.47
   Exercised.............................................         --        (510)     0.25  -    6.50        (653)         1.28
   Cancelled.............................................        877        (877)     0.25  -   57.50     (13,547)        15.45
                                                              ------      ------                         --------
   Balances, December 31, 2001...........................      2,177       6,128    $ 0.25  - $ 63.25    $ 70,816      $  11.56
                                                              ======      ======                         ========

      The options outstanding and currently exercisable by exercise price at December 31, 2001 are as follows (in thousands, except per share data):


                                      OPTIONS OUTSTANDING AT DECEMBER 31, 2001        OPTIONS EXERCISABLE AT
                                      ----------------------------------------          DECEMBER 31, 2001
                                                     WEIGHTED                           -----------------
                                                      AVERAGE                        NUMBER
                                      NUMBER         REMAINING       WEIGHTED      EXERCISABLE      WEIGHTED
                 RANGE OF           OUTSTANDING     CONTRACTUAL       AVERAGE         AS OF          AVERAGE
              EXERCISE PRICE      AS OF 12/31/01   LIFE (YEARS)   EXERCISE PRICE    12/31/01     EXERCISE PRICE
              --------------      --------------   ------------   --------------    --------     --------------
           $  0.25  -  $  2.60        1,173            6.96          $  0.77            533         $  0.56
              6.50  -     6.50          235            7.64             6.50            106            6.50
              7.02  -     7.02          300            7.99             7.02            300            7.02
              9.25  -    12.59        1,908            9.37            11.22            --              --
             12.69  -    15.25        2,022            8.74            14.59            484           14.74
             17.81  -    20.25          288            8.07            19.87            140           20.05
             28.75  -    38.98           94            8.05            35.55             28           35.07
             57.50  -    63.25          108            8.13            58.57             19           57.50
                                      -----                                           -----
                                      6,128            8.46          $ 11.56          1,610         $  9.40
                                      =====                                           =====


STOCK-BASED COMPENSATION

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant date for awards during the years ended December 31, 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been as follows (in thousands, except per share amounts):

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                               2001           2000           1999
                                               ----           ----           ----
       Net loss, as reported ..........     $ (61,154)     $ (42,258)     $  (7,927)
       Net loss, pro forma ............     $ (69,474)     $ (48,340)     $  (8,695)
       Net loss per share, as reported:
         Basic and diluted ............     $   (1.53)     $   (1.80)     $   (0.85)
       Net loss per share, pro forma:
         Basic and diluted ............     $   (1.73)     $   (2.06)     $   (0.93)

      Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

      At December 31, 2001, 2000, and 1999 options exercisable under the Plan were 1,610,493, 943,299 and 241,921, respectively. The weighted average fair values of options granted during 2001, 2000 and 1999 were $5.39, $9.31 and $6.45, respectively.

      The fair value of each option granted prior to October 9, 1999, the date of the Company's initial public offering, was estimated on the date of grant using the minimum value method. Thereafter, the fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
           Expected volatility .............         50%         50%        221%
           Risk-free interest rate .........       5.00%       6.00%       6.34%
           Expected life ...................    4 years     4 years     4 years
           Expected dividends ..............         --          --          --

EMPLOYEE STOCK PURCHASE PLAN

      In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan ("Stock Purchase Plan"), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan, of which 368,442 remain available for issuance at December 31, 2001. Employees are eligible to participate if they are employed for at least 20 hours per week and for more than five months in any calendar year and who have been employed for at least 90 days. Employees who own more than 5% of the Company's outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee's compensation or $25,000.

      The Stock Purchase Plan was implemented by six month offerings with purchases occurring at six month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan were 170,034 in 2001 at a weighted average purchase price of $7.84 per share.

DEFERRED STOCK COMPENSATION

      The Company recorded deferred stock compensation related to stock options granted to employees where the exercise price is lower than the fair market value of the Company's common stock on the date of the grant. Total deferred compensation recorded for these options was zero, $341,000 and $6.4 million in 2001, 2000 and 1999, respectively. Additionally, the Company recorded deferred stock compensation in the amount of $164,000 related to the issuance of restricted stock to certain employees of one of its customers in May 2000, $4.9 million in connection with the acquisitions of Erisco and RIMS in October and December 2000, and $647,000 related to the issuance of restricted stock to certain employees in connection with performance bonuses in 2001, for a total of $5.7 million -- see "Restricted Stock". The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock award. Amortization of deferred stock compensation expense was $3.0 million, $1.9 million and $1.1 million in 2001, 2000 and 1999, respectively.

WARRANTS

      In September 2000, the Company issued warrants to purchase 300,000 shares of the Company's common stock, at an exercise price of $13.50 per share and, in return, received warrants to purchase 100,000 shares of common stock of Maxicare Health Plans, Inc. at an exercise price of $1.50 per share, in connection with consummation of an Application Services Provider (hosted) agreement. The warrants were immediately exercisable upon issuance and expire in 2005. The values of the warrants issued and received were determined using a Black Scholes option pricing model with the following assumptions:

                                                           WARRANTS     WARRANTS
                                                            ISSUED      RECEIVED
                                                            ------      --------
           Term ......................................     5 years      5 years
           Expected dividends ........................          --           --
           Exercise price ............................     $ 13.50      $  1.50
           Grant date stock price ....................     $ 12.06      $  1.31
           Expected volatility .......................          50%          53%
           Risk-free interest rate ...................        5.91%        5.91%

      The $1,716,000 net value of the warrants exchanged was being amortized on a straight-line basis over the agreement term as a reduction of recurring revenue. A total of $323,000 and $82,000 was charged against recurring revenue as of December 31, 2001 and 2000, respectively. It has been determined that the warrants no longer have value and, therefore, the net balance of $1,393,000 at December 31, 2001 was expensed as restructuring and related impairment charges.

      As of December 31, 2001, the Company has reserved 300,000 shares of its common stock for the exercise of these warrants.

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

RESTRICTED STOCK

      In May 2000, the Company issued 13,700 shares of restricted stock pursuant to restricted stock agreements with non-employees. Pursuant to the agreements, the Company shall cancel any unvested shares of common stock upon termination of services. Shares subject to the agreements vest over a four-year period, in equal annual installments, commencing on the first anniversary of the agreement date. The fair value of the restricted stock is determined based on a Black-Scholes pricing model at each reporting period. As of December 31, 2001, 2,125 shares vested and the Company cancelled 5,200 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

      In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. ("Erisco"), the Company issued 231,404 shares of restricted stock to certain employees of Erisco. In addition, the Company recorded a $3.5 million charge to deferred stock compensation. Of the 231,404 shares, 115,702 of the shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The remaining 115,702 shares vest over a three-year period commencing on December 31, 2001 if certain revenue and operating income goals are achieved for the prior year. As of December 31, 2001, 77,135 shares had vested. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

      In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. ("RIMS"), the Company issued 82,553 shares of restricted stock to certain employees of RIMS. In addition, the Company recorded a $1.4 million charge to deferred stock compensation. Shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. As of December 31, 2001, 26,863 shares vested and the Company cancelled 1,965 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

      In February 2001, in connection with performance bonuses, the Company issued 53,117 restricted shares of common stock to three employees. In addition, the Company recorded a $647,000 charge to deferred stock compensation. The shares subject to the agreement vest over a two-year period, in equal installments, commencing on December 31, 2001, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

10. INCOME TAXES

      The components of the benefit from income taxes are as following:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                             2001          2000          1999
                                             ----          ----          ----
                                                      (IN THOUSANDS)
         Current:
           Federal ...................     $    107      $   (242)     $    (48)
           State .....................           89            30            22
                                           --------      --------      --------
                                                196          (212)          (26)
                                           --------      --------      --------
         Deferred:
           Federal ...................      (14,152)       (4,989)         (164)
           State .....................       (2,219)         (647)          (23)
                                           --------      --------      --------
                                            (16,371)       (5,636)         (187)
                                           --------      --------      --------
                   Total tax benefit       $(16,175)     $ (5,848)     $   (213)
                                           ========      ========      ========

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000, are as follows (in thousands):

                                                               DECEMBER 31, 2001              DECEMBER 31, 2000
                                                             ----------------------           -----------------
                                                             CURRENT      LONG TERM               LONG TERM
                                                             -------      ---------               ---------
         Deferred tax assets:
           Reserves and accruals ....................       $  6,299       $     --               $   2,096
           Deferred revenue .........................            124             --                     578
           Other ....................................            315             --                      --
           Net operating losses and capital losses ..             --         16,428                  16,246
           Tax credits ..............................             --          2,625                      36
                                                            --------       --------                --------
         Deferred tax assets ........................          6,738         19,053                  18,956
         Valuation allowance ........................             --             --                      --
                                                            --------       --------                --------
         Deferred tax assets ........................          6,738         19,053                  18,956
         Deferred tax liabilities: ..................             --             --                      --
           Leases ...................................             --            (13)                   (554)
           Depreciation .............................             --           (628)                   (461)
           Acquired intangible assets ...............             --        (32,163)                (43,082)
                                                            --------       --------                --------
         Deferred tax liabilities ...................             --        (32,804)                (44,097)
         Valuation allowance ........................             --             --                      --
                                                            --------       --------                --------
         Net deferred tax assets (liabilities) ......       $  6,738       $(13,751)               $(25,141)
                                                            ========       ========                ========

      The Company's effective tax rate differs from the statutory rate as shown in the following schedule:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                         2001          2000          1999
                                                         ----          ----          ----
                                                                  (IN THOUSANDS)
       Tax benefit at federal statutory rate .....     $(26,290)     $(16,356)     $ (2,768)
       State income taxes, net of federal benefit        (1,529)       (2,405)         (385)
       Increase in valuation allowance ...........           --         7,343         1,408
       Intangible asset amortization .............       10,190         3,434           699
       Goodwill impairment .......................        1,824            --            --
       Amortization of deferred stock compensation        1,637           657           412
       Write off of acquired in-process technology           --           485           478
       Tax credits ...............................       (1,740)           --            --
       Nondeductible items and other .............         (267)          994           (57)
                                                       --------      --------      --------
                                                       $(16,175)     $ (5,848)     $   (213)
                                                       ========      ========      ========


      Tax loss and tax credit carryforwards at December 31, 2001 are approximately $41.2 million and $2.6 million, respectively, for federal purposes. The federal loss carryforward will start to expire in the year ending 2019. The federal tax credit carryforward will start to expire in 2015. The ownership change provisions of the Internal Revenue Code of 1986 limit the availability of a portion of the net operating loss and tax credit carryforward. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

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

      In December 2001, the net balance for goodwill and other intangible assets of $1.0 million was expensed as restructuring and related impairment charges (Note 13).

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

      The acquisition of Novalis was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was $13.2 million, of which $923,000 was allocated to acquired in-process technology, and was written off in the year ended December 31, 1999, and $12.3 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, Novalis was developing several enhancements to its proprietary software products which include claims processing, data warehouse, medical management, credentialing and data processing softwares. At the date of the acquisition, the Company determined the technological feasibility of these product enhancements was not established and there was no alternative use and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $535,000 in research and development had been spent by Novalis up to the date of the acquisition in an effort to develop the next releases of the in-process and core technology. The future research and development expense associated with the in-process and core technology was estimated to be approximately $490,000. The in-process and core technology was scheduled to be released by June 30, 2000. The actual expense associated with the research and development of the next releases of these products was approximately $486,000 and the various product release dates ranged between March 1, 2000 and May 31, 2000.

FINSERV HEALTH CARE SYSTEMS, INC.

      In December 1999, the Company acquired all of the outstanding shares of Finserv Health Care Systems, Inc. ("Finserv"). Finserv is a billing and accounts receivable management company focusing on the outpatient sector of the healthcare industry. The purchase price of approximately $5.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.5 million, and acquisition costs of approximately $1.0 million. The agreement also provides that an additional amount of shares, up to $750,000 in common shares (the "earnout consideration"), may be issued to the Finserv selling securityholders if certain milestones are achieved in the amount of up to $375,000 for each of the years ending December 31, 2000 and 2001. The milestones were not achieved in either 2000 or 2001. As a result, no milestone payments will be required by the Company. Of the 48,998 shares of common stock which have been issued in connection with this acquisition, 20,000 shares of common stock are held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement.

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

      In December 2001, the net balance for goodwill of $2.8 million was expensed as restructuring and related impairment charges (Note 13).

HEALTHCARE MEDIA ENTERPRISES, INC.

      In January 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. ("HME"). HME's primary business focus is on software development, especially relating to the Internet, web design, and business to business portals. The purchase price of approximately $7.0 million consisted of cash in the amount of approximately $1.4 million, 87,604 shares of common stock with a value of $38.66 per share, assumed liabilities of $191,000 and acquisition costs of approximately $266,000. In December 2000, an additional 91,954 contingent shares of common stock with a value of $17.04 were issued upon the achievement of certain milestones in accordance with the original purchase agreement which resulted in an increase to goodwill of approximately $1.6 million. An additional 44,047 contingent shares of common stock were issued in accordance with a market value guarantee which did not effect the purchase price or goodwill. In January 2001, an additional 11,687 contingent shares of common stock with a value of $16.06 were issued in accordance with certain revenue commitment guarantees in the original purchase agreement which resulted in an increase to goodwill of approximately $188,000. In December 2001, an additional 43,802 contingent shares of common stock were issued in accordance with a market guarantee which and no effect on the purchase price or goodwill. Of the 87,604 shares of common stock which were issued in connection with this acquisition, 17,472 shares of common stock were held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, until they were released to the seller in January 2001.

      The acquisition of HME was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $6.6 million, of which $536,000 was allocated to acquired in-process technology, based upon an independent appraisal, and was expensed in January 2000, and $6.1 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists. As of the acquisition date, HME was developing several enhancements to its proprietary software products for which technological feasibility had not been established and for which there were no alternative uses. Accordingly, the Company expensed the portion of the consideration allocated to in-process technology. Approximately $1.4 million in research and development had been spent up to the date of the acquisition in an effort to develop the next releases of the in-process technology. The future research and development expense associated with the in-process technology was estimated to be approximately $350,000, and the in-process technology was scheduled to be released by September 2000. Since the date of acquisition, the Company has decided to postpone the release of the in-process technology, and has incurred no further research and development expense related to the product.

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

      In December 2001, the net balance for goodwill and other intangibles of $1.9 million were expensed as restructuring and related impairment charges (Note 13).

ERISCO MANAGED CARE TECHNOLOGIES, INC.

      In May 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. ("Elbejay") a wholly owned subsidiary of the Company, IMS Health Incorporated ("IMS HEALTH"), and Erisco Managed Care Technologies, Inc. ("Erisco") pursuant to which Elbejay would merge with and into Erisco resulting in Erisco becoming a wholly owned subsidiary of the Company. In October 2000, the Company consummated the transaction, and Erisco became a wholly owned subsidiary of the Company. Erisco is a leading provider of software to the managed care industry. The purchase price of approximately $228.4 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $5.5 million. In addition, the Company issued 231,404 shares of restricted stock to certain Erisco employees.

      The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $187.8 million and was allocated to goodwill and intangible assets consisting of assembled workforce, core technology, trademarks and customer lists.

RESOURCE INFORMATION MANAGEMENT SYSTEMS, INC.

      In December 2000, the Company acquired all of the issued and outstanding capital stock of Resource Information Management Systems, Inc., an Illinois corporation ("RIMS"), in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of November 2, 2000 (the "Merger Agreement") by and among TriZetto, Cidadaw Acquisition Corp., a Delaware corporation and wholly owned subsidiary of TriZetto, RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth, and the First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000 (the "First Amendment"), by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth. The acquisition was effected by a merger (the "Merger") of Cidadaw Acquisition Corp. with and into RIMS, with RIMS surviving the merger as a wholly owned subsidiary of TriZetto.

      The purchase price of approximately $96.8 million consisted of cash in the amount of $3.0 million, 2,588,427 shares of common stock with a value of $21.20 per share, the fair value of approximately 300,000 fully vested options assumed of $4.7 million, assumed liabilities of $32.8 million, which includes $13.7 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $1.4 million. In addition, the Company issued 82,553 shares of restricted stock to certain RIMS employees. Of the 2,588,427 shares of common stock which were issued in connection with this Merger, 517,685 shares of common stock were held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, until they were released to the seller in December 2001.

      According to the terms and conditions of the Merger Agreement, the shares issued to effect the Merger are subject to lock-up restrictions such that 50% of the shares are released on the one-year anniversary of the Merger and 12.5% of the shares are released on the 15-month, 18-month, 21-month and two year anniversaries of the Merger. If the average closing price of the Company's common stock for the five trading days proceeding a lock-up release date is less than $17.50, the Company shall issue an additional number of the Company's common stock such that the total number of shares eligible for sale on the lock-up release date (including shares sold prior to such date) has a value equal to $45,297,466.10 multiplied by the aggregate percentage of shares of the Company's common stock released as of such date, provided, however, that the Company in no event, shall be required to issue more than 647,107 additional shares. In December 2001, an additional 647,107 contingent shares of common stock were issued in accordance with the market guarantee which had no effect on the purchase price or goodwill.

      The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $83.7 million, of which $890,000 was allocated to acquired in-process technology and was expensed in December 2000, and an estimated $82.8 million was allocated to goodwill and intangible assets consisting of assembled workforce, core technology and customer lists.

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


INFOTRUST COMPANY

      In April 2001, the Company acquired all of the issued and outstanding shares of Infotrust Company ("Infotrust") from Trustco Holdings, Inc. Infotrust serves healthcare payers, providing hosted applications services and outsourcing of essential administrative processes. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which includes $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which have been issued in connection with this acquisition, 138,462 shares of the common stock are held in escrow to indeminify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, and are scheduled to be released in April 2002.

      The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $8.4 million and was allocated to goodwill and intangible assets consisting of assembled workforce, core technology, customer lists, consulting contracts and trademarks.

      The purchase price allocations were based on the estimated fair value of the assets, on the date of purchases as follows (in thousands):

                                         CREATIVE
                                         BUSINESS
                                         SOLUTIONS     NOVALIS      FINSERV        HME        ERISCO        RIMS       INFOTRUST
                                         ---------     -------      -------        ---        ------        ----       ---------
Total current assets ...............     $    596     $  2,612     $    827     $    336     $ 36,040     $  7,048     $  3,285
Property, Plant, equipment and other
  noncurrent assets ................          175        2,434          276           88        4,523        6,100        3,725
Goodwill ...........................        1,338        2,807        4,666        5,350      129,240       33,554        4,413
Other intangible assets ............          726        9,427           --          686       58,570       49,210        4,002
Acquired in-process technology .....          484          923           --          536           --          890           --
                                         --------     --------     --------     --------     --------     --------     --------
     Total purchase price ..........     $  3,319     $ 18,203     $  5,769     $  6,996     $228,373     $ 96,802     $ 15,425
                                         ========     ========     ========     ========     ========     ========     ========

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Erisco, RIMS and Infotrust occurred on January 1, 2000, including giving effect of amortization of goodwill and other intangibles and the write-off of acquired technology (in thousands):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                            ------------
                                                       2001              2000
                                                       ----              ----
               Net revenue .................        $ 223,312         $ 175,038
               Net loss ....................        $ (61,202)        $ (86,217)
               Net loss per share ..........        $   (1.49)        $   (2.50)

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Creative Business Solutions, Novalis, Finserv, HME, Erisco, and RIMS occurred on January 1, 1999, including giving effect of amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                     2000                1999
                                                     ----                ----
               Net revenue .............          $ 162,233           $ 151,846
               Net loss ................          $ (82,390)          $ (62,054)

13. RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

      In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, and business line simplifications and related asset write-offs.

      In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. The $745,000 of severance and other costs that will be charged to expense in 2002 is made up of $149,000, $35,000, and $561,000 occurring in the first quarter, second quarter and third quarter, respectively. Such workforce reductions are expected to be completed by the end of third quarter 2002. When these reductions have been completed, the Company will have 168 fewer employees.

      Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures are expected to be completed during the first quarter of 2002.

      The following table summarizes the activities in the Company's restructuring reserves (amounts in thousands):

                                             Costs for
                                            Terminated      Facility
                                             Employees      Closures     Total
                                             ---------      --------     -----
        Restructuring charges                 $   959       $ 2,419     $ 3,378
        Cash payments                             (91)           --         (91)
                                              -------       -------     -------
        Accrued restructuring charges         $   868       $ 2,419     $ 3,287
                                              =======       =======     =======

      In addition to the workforce reductions and facility closures described above, the Company has undertaken business line simplifications and related asset write-offs. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and written off the assets associated with these activities. The Company has also written off assets associated with the closure of facilities. The following table summarizes the Company's write-off of assets (amounts in thousands):

                           Accounts     Property and
                          Receivable   Equipment, net    Goodwill   Other Assets    Total
                          ----------   --------------    --------   ------------    -----
Business line
simplifications             $  302         $  933         $5,716       $1,389       $8,340
Office closures                 --            422             --           --          422
                            ------         ------         ------       ------       ------
Total                       $  302         $1,355         $5,716       $1,389       $8,762
                            ======         ======         ======       ======       ======

14. SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                                      FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                          ------------
                                                              2001            2000           1999
                                                              ----            ----           ----
                                                                         (IN THOUSANDS)
   SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
   Cash paid for interest ...........................       $  1,351        $    903       $    120
   Cash paid for income taxes .......................            292              62             42
   NONCASH INVESTING AND FINANCING ACTIVITIES
   Assets acquired through capital lease ............          2,734           3,235          3,550
   Assets acquired through debt financing ...........            778              --             --
   Deferred stock compensation ......................         (1,966)          5,411          6,383
   Issuance of notes payable to acquire software
     and software licenses ..........................             --              --          1,690
   Common stock issued for acquisition of Creative
     Business Solutions, Inc ........................             --              --          1,146
   Notes payable issued for Creative Business
     Solutions, Inc .................................             --              --            270
   Repurchase of shares in exchange for stockholder
     notes receivable ...............................             --              --            700
   Cancellation of Novalis escrowed shares for
     payment of notes receivable ....................             --           2,206             --
   Common stock issued to purchase assets of
     Management and Technology Solutions, Inc .......             --              --            140
   Exercise of common stock warrants ................             --              --            130
   Common stock issued for acquisition of
     Novalis Corporation ............................             --              --          8,999
   Common stock issued for acquisition of Finserv
     Healthcare Systems, Inc ........................             --              --          1,499
   Issuance of common stock warrants ................             --           1,716             --
   Common stock issued for acquisition of
     Healthcare Media Enterprises, Inc ..............            188           5,189             --
   Common stock issued for acquisition of
     Erisco Managed Technologies, Inc ...............             --         192,923             --
   Common stock issued for acquisition of
     Resource Information Management Systems, Inc ...             --          54,864             --
   Options assumed for acquisition of Resource
     Management Information Systems, Inc ............             --           4,718             --
   Common stock issued for acquisition of
     Infotrust Company ..............................         12,890              --             --

15. SEGMENT INFORMATION

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

      The Company operates in two reportable segments: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. The Company's chief operating decision makers evaluate performance and allocate resources based on gross margin for these segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

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

      Recurring and non-recurring revenues by type of similar products and services are as follows (in thousands):

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                2001         2000         1999
                                                ----         ----         ----
        Hosted revenue ..................     $ 98,295     $ 54,596     $ 19,448
        Software maintenance and annual
         license agreement revenue ......       44,411        7,215           --
                                              --------     --------     --------
          Recurring revenue .............      142,706       61,811       19,448
                                              --------     --------     --------
        Consulting revenue ..............       41,726       26,051       13,478
        Software license revenue ........       33,740        1,194           --
                                              --------     --------     --------
          Non-recurring revenue .........       75,466       27,245       13,478
                                              --------     --------     --------
        Total revenue ...................     $218,172     $ 89,056     $ 32,926
                                              ========     ========     ========


16. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                        BASIC AND
                                                                         DILUTED
                                         NET        GROSS       NET       LOSS
                                       REVENUE      PROFIT      LOSS    PER SHARE
                                       -------      ------     -----   -----------
      FISCAL YEAR 2001
      First Quarter ..............     $46,039     $12,112   $(17,934)  $(0.50)
      Second Quarter .............      53,319      17,112    (14,981)   (0.40)
      Third Quarter ..............      57,216      19,424    (11,604)   (0.27)
      Fourth Quarter .............      61,598      22,864    (16,635)   (0.38)
      FISCAL YEAR 2000
      First Quarter ..............      17,717       2,280     (7,881)   (0.42)
      Second Quarter .............      17,759       2,427     (8,649)   (0.43)
      Third Quarter (Restated) ...      19,026       2,391     (8,054)   (0.39)
      Fourth Quarter (Restated) ..      34,554       6,939    (17,674)   (0.52)

     The consolidated statements of operations for the three months ended September 30, 2000, have been restated. As a result of the revision, revenue was reduced by $381,000 for the period to defer additional revenue erroneously recognized on a software sales contract and selling, general and administrative expense was reduced $26,000 for the period to correct the recognition of the amortization of additional cost associated with an acquisition. The net result was an increase to net loss and net loss per share of $355,000 and $0.02, respectively, for the period. For the three months ended December 31, 2000, revenue was increased by $381,000 and selling, general and administrative expense was decreased by $26,000 resulting in a net decrease to net loss and net loss per share of $355,000 and $0.01, respectively. There was no effect on the year ended December 31, 2000, as a result of the revision.

                                                                     SCHEDULE II

                    THE TRIZETTO GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT      ADDITIONS
                                                 BEGINNING    CHARGED TO COSTS                      BALANCE AT
                                                 OF PERIOD      AND EXPENSES      DEDUCTIONS       ENDING PERIOD
                                                 ---------      ------------      ----------       -------------
      ALLOWANCE FOR DOUBTFUL ACCOUNTS
        Year Ended December 31, 1999 ....          $  204          $  505          $  112(1)          $  597
        Year Ended December 31, 2000 ....          $  597          $1,357          $  734(1)          $1,220
        Year Ended December 31, 2001 ....          $1,220          $5,090          $  867(1)          $5,443
      ALLOWANCE FOR SALES RETURNS
        Year Ended December 31, 1999 ....              --              --              --                 --
        Year Ended December 31, 2000 ....              --              --              --                 --
        Year Ended December 31, 2001 ....              --          $  828          $   35             $  793
      DEFERRED TAX VALUATION ALLOWANCE
        Year Ended December 31, 1999 ....              --          $1,408              --             $1,408
        Year Ended December 31, 2000 ....          $1,408          $7,393          $8,751(2)              --

----------

(1) Deductions include the write-off of uncollectible amounts with respect to accounts receivable.

(2) Utilization of the deferred tax valuation allowance to offset deferred tax liabilities generated in the acquisition of ERISCO Managed Care Technologies, Inc. in 2000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
2.1*              Agreement and Plan of Reorganization, dated as of May 16,
                  2000, by and among TriZetto, Elbejay Acquisition Corp., IMS
                  Health Incorporated and Erisco Managed Care Technologies, Inc.
                  (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
                  8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2* Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource
                  Information Management Systems, Inc. ("RIMS"), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth
                  (Incorporated by reference to Exhibit 2.1 of TriZetto's Form
                  8-K as filed with the SEC on December 18, 2000, File No.
                  000-27501)

2.3* First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition
                  Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and
                  Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto's Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

3.1*              Form of Amended and Restated Certificate of Incorporation of
                  TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto's Registration Statement on Form
                  S-1/A, as filed with the SEC on September 14, 1999, File No.
                  333-84533)

3.2* Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000
                  (Incorporated by reference to Exhibit 3.1 of TriZetto's Form
                  10-Q as filed with the SEC on November 14, 2000, File No.
                  000-27501)

3.3*              Certificate of Designation of Rights, Preferences and
                  Privileges of Series A Junior Participating Preferred Stock of
                  TriZetto, dated October 17, 2000 (Incorporated by reference to
                  Exhibit 3.2 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4* Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of
                  TriZetto's Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1* Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto's Registration Statement on Form
                  S-1/A as filed with the SEC on September 14, 1999, File No.
                  333-84533)

4.2*              Rights Agreement, dated October 2, 2000, by and between
                  TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto's Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

10.1*             First Amended and Restated 1998 Stock Option Plan
                  (Incorporated by reference to Exhibit 4.1 of TriZetto's Form
                  S-8 as filed with the SEC on August 7, 2000, File No.
                  333-43220)

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

10.7* Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit
                  10.6 of TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8* Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto's Registration Statement on Form
                  S-1 as filed with the SEC on August 5, 1999, File No.
                  333-84533)

10.9* Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10* Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*            First Amended and Restated Investor Rights Agreement, dated
                  April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis,
                  TriZetto, and Series A and Series B Preferred Stockholders
                  (Incorporated by reference to Exhibit 10.8 of TriZetto's
                  Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*            Office Lease Agreement, dated April 26, 1999, between St. Paul
                  Properties, Inc. and TriZetto (including addendum)
                  (Incorporated by reference to Exhibit 10.10 of TriZetto's
                  Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13*            Sublease Agreement, dated December 18, 1998, between TPI
                  Petroleum, Inc. and TriZetto (including underlying Office
                  Lease Agreement by and between St. Paul Properties, Inc. and
                  Total, Inc.) (Incorporated by reference to Exhibit 10.11 of
                  TriZetto's Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*            First Modification and Ratification of Lease, dated November
                  1, 1999, by and between TriZetto and St. Paul Properties, Inc.
                  (Incorporated by reference to Exhibit 10.22 of TriZetto's Form
                  10-K as filed with the SEC on March 30, 2000, File No.
                  000-27501)

10.15*            Second Modification and Ratification of Lease, dated December
                  1999, by and between TriZetto and St. Paul Properties, Inc.
                  (Incorporated by reference to Exhibit 10.23 of TriZetto's Form
                  10-K as filed with the SEC on March 30, 2000, File No.
                  000-27501)

10.16*            Third Modification and Ratification of Lease, dated January
                  15, 2000, by and between TriZetto and St. Paul Properties,
                  Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto's
                  Form 10-K as filed with the SEC on April 2, 2001, File No.
                  000-27501)

10.17*            Fourth Modification and Ratification of Lease, dated October
                  15, 2000, by and between TriZetto and St. Paul Properties,
                  Inc. (Incorporated by reference to Exhibit 10.17 TriZetto's
                  Form 10-K as filed with the SEC on April 2, 2001, File No.
                  000-27501)

10.18*            Form of Voting Agreement (Incorporated by reference to Exhibit
                  2.1 of TriZetto's Form 8-K as filed with the SEC on May 19,
                  2000, File No. 000-27501)

10.19*            Secured Term Note, dated September 11, 2000, payable by
                  TriZetto and each of TriZetto's subsidiaries to Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.1 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.20* Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.2 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.21*            Revolving Credit Note, dated September 11, 2000, payable by
                  TriZetto and each of TriZetto's subsidiaries to Heller
                  Healthcare Finance, Inc. (Incorporated by reference to Exhibit
                  10.3 of TriZetto's Form 10-Q as filed with the SEC on November
                  14, 2000, File No. 000-27501)

10.22*            Amendment No. 1 to Loan and Security Agreement, dated October
                  17, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc.
                  (Incorporated by reference to Exhibit 10.4 of TriZetto's Form
                  10-Q as filed with the SEC on November 14, 2000, File No.
                  000-27501)

10.23*            Amended and Restated Revolving Credit Note, dated October 17,
                  2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24*            Amendment No. 2 to Loan and Security Agreement, dated December
                  28, 2000, by and among TriZetto, each of TriZetto's subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.25*            Second Amended and Restated Revolving Credit Note, dated
                  December 28, 2000, payable by TriZetto and each of TriZetto's subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.26*            Bank One Credit Facility (including Promissory Note, Business
                  Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit
                  10.21 of TriZetto's Form 10-K as filed with the SEC on March
                  30, 2000 File No. 000-27501)

10.27*            Amendment to Bank One Credit Facility, dated June 22, 2000
                  (including Promissory Note Modification Agreement, Business
                  Loan Agreement and Commercial Pledge and Security Agreement)
                  (Incorporated by reference to Exhibit 10.27 of TriZetto's Form
                  10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.28*            Amendment to Bank One Credit Facility, dated November 4, 2000
                  (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.29* Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)


10.30* Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto's Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.31*            Amendment to Bank One Credit Facility, dated March 29, 2001
                  (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on May 15, 2001, File No.000-27501)

10.32* Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto's Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

10.33*            Secured Term Note (Incorporated by reference to Exhibit 10.1 of
                  TriZetto's Form 10-Q as filed with the SEC on November 14, 2001,
                  File No.000-27501)

10.34* Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

10.35* Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto's Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

16.1* Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto's Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

21.1*             Current Subsidiaries of TriZetto

23.1              Consent of PricewaterhouseCoopers LLP

* Previously filed.