Form 10-Q
period 2002-03-31
TRIZETTO GROUP INC
filed 2002-05-15
CIK 1092458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________

COMMISSION FILE NUMBER 0-27501

THE TRIZETTO GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0761159 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

567 SAN NICOLAS DRIVE, SUITE 360
NEWPORT BEACH, CALIFORNIA 92660
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-2200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of April 30, 2002, 45,432,211 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31, 2002	DECEMBER 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,641	$67,341
Short-term investments	20,770	15,059
Restricted cash	2,210	2,233
Accounts receivable, net	31,750	32,223
Current portion of note receivable	99	113
Current portion of notes receivable from related parties	124	124
Prepaid expenses and other current assets	6,971	5,626
Income tax receivable	547	75
Deferred tax assets	6,738	6,738

Total current assets	134,850	129,532
Property and equipment, net	35,476	34,867
Long term portion of notes receivable	130	141
Other assets	17,655	14,479
Goodwill and other intangible assets, net	205,049	211,702

Total assets	$393,160	$390,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable and lines of credit	$14,404	$16,808
Capital lease obligations	2,997	2,799
Accounts payable	5,208	8,109
Accrued liabilities	22,255	23,414
Accrued taxes payable	261	1,049
Deferred revenue	47,057	31,208

Total current liabilities	92,182	83,387
Long-term notes payable and lines of credit	5,290	6,094
Deferred taxes	12,550	13,751
Capital lease obligations	3,308	3,605
Deferred revenue	1,551	1,889
Other long-term liabilities	1,034	1,040

Total liabilities	115,915	109,766

Stockholders’ equity:
Common stock	45	45
Additional paid-in capital	398,684	397,740
Notes receivable from stockholders	(41)	(41)
Deferred stock compensation	(4,305)	(4,265)
Accumulated deficit	(117,138)	(112,524)

Total stockholders’ equity	277,245	280,955

Total liabilities and stockholders’ equity	$393,160	$390,721

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
REVENUE:
Recurring revenue	$39,784	$30,323
Non-recurring revenue	19,910	15,716

Total revenue	59,694	46,039

COST OF REVENUE:
Recurring revenue (1)	28,205	24,271
Non-recurring revenue (2)	12,194	9,656

Total cost of revenue	40,399	33,927

GROSS PROFIT	19,295	12,112

OPERATING EXPENSES:
Research and development (3)	5,431	4,844
Selling, general and administrative (4)	13,264	13,010
Amortization of goodwill and acquired intangibles	6,482	17,284
Restructuring and related impairment charges	79	—

Total operating expenses	25,256	35,138

LOSS FROM OPERATIONS	(5,961)	(23,026)
Interest income	325	408
Interest expense	(368)	(334)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(6,004)	(22,952)
Benefit from income taxes	1,390	5,018

NET LOSS	$(4,614)	$(17,934)

Net loss per share:
Basic and diluted	$(0.10)	$(0.50)

Shares used in computing net loss per share:
Basic and diluted	44,919	35,764

(1)	Cost of recurring revenue for the three months ended March 31, 2002 and 2001, includes $167 and $216 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the three months ended March 31, 2002 and 2001, includes $183 and $82 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the three months ended March 31, 2002 and 2001, includes $55 and $63 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the three months ended March 31, 2002 and 2001, includes $432 and $508 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,614)	$(17,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	792	499
Amortization of deferred stock compensation	837	869
Amortization of deferred stock warrants	—	61
Depreciation and amortization	2,672	2,064
Amortization of intangibles	6,482	17,284
Gain on sale of property and equipment	—	(20)
Deferred taxes	(1,201)	(5,059)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Restricted cash	23	(201)
Accounts receivable	(319)	(5,317)
Prepaid expenses and other current assets	(1,078)	(1,552)
Income tax receivable	(472)	—
Notes receivable	24	1,737
Other assets	(3,185)	(808)
Accounts payable	(2,901)	(1,631)
Accrued liabilities	(1,997)	(1,892)
Deferred revenue	15,511	17,115

Net cash provided by operating activities	10,574	5,215

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of short-term investments, net	(5,711)	3,019
Purchase of property and equipment and software licenses	(3,013)	(2,002)
Payment of acquisition-related costs	(289)	(1,025)

Net cash used in investing activities	(9,013)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,472)	(193)
(Payments on) proceeds from revolving line of credit, net	(3,144)	1,260
Proceeds from debt financing	2,204	—
Payments on capital leases	(743)	(566)
Payments on equipment line of credit	(173)	(157)
Employee exercise of stock options	67	81

Net cash (used in) provided by financing activities	(3,261)	425

Net (decrease) increase in cash and cash equivalents	(1,700)	5,632
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Cash and cash equivalents, beginning of period	67,341	23,865

Cash and cash equivalents, end of period	$65,641	$29,494

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 19, 2002.

2.    ACCOUNTS RECEIVABLE

As of December 31, 2001, the Company had a $3.5 million receivable from Maxicare, a customer that filed for bankruptcy. In March 2002, the Company and Maxicare agreed that the Company would provide services for Maxicare through December 31, 2002, and Maxicare would pay the Company $3.9 million, of which $1.0 million relates to post bankruptcy services performed in 2001 and $2.9 million relates to post bankruptcy services either already performed or to be performed in 2002. The Company believes its allowance for doubtful accounts is adequate should the remaining Maxicare receiveable become fully uncollectible.

3.    COMPUTATION OF NET LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Common shares issued in connection with business combinations, that are held in escrow, are excluded from the computations of basic EPS until the shares are released from escrow. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, shares held in escrow, and other convertible securities. The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

	THREE MONTHS ENDED MARCH 31,
	2002	2001
BASIC AND DILUTED:
Net loss	$(4,614)	$(17,934)

Weighted average common shares outstanding	44,919	35,764

Net loss per share	$(0.10)	$(0.50)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	159	538
Options to purchase common stock	6,919	6,228
Unvested portion of restricted stock	316	378
Warrants	300	300

	7,694	7,444

4.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	THREE MONTHS ENDED MARCH 31,
	2002	2001
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	369	357
Cash paid for income taxes	212	—
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	21	809
Deferred stock compensation	877	474
Common stock issued to Healthcare Media Enterprises, Inc. for 2000 revenue commitment	—	188

5.    SECURED TERM NOTE AND REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

SECURED TERM NOTE

In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments of $200,000 are due on the first of each month. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of March 31, 2002, there was approximately $4.8 million of principal balance remaining on the note. The note matures in March 2004.

REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for the maximum principal amount of $14.0 million and an expiration date of March 2004. As of March 31, 2002, the Company had available $4.0 million to draw on the revolving credit note.

Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit note is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants that the Company must adhere to during the term of the agreement, including a tangible net worth, as defined, of at least $12.0 million and the generation of a minimum monthly net earnings before interest, depreciation and amortization and minimum cash balances and restrictions prohibiting the Company from paying any cash dividends without prior approval, as defined in the Loan and Security Agreement. As of March 31, 2002, the Company had outstanding borrowings on the revolving credit note of $10.0 million.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“Statement 141”) and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted the rules set forth in SFAS No. 142 on accounting for goodwill and other intangibles effective as of January 1, 2002.

The Company’s net loss and net loss per share for the three months ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in thousands, expect per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Reported net loss	$(4,614)	$(17,934)
Add back goodwill amortization	—	10,989

Adjusted net loss	$(4,614)	$(6,945)

Basic and diluted net loss per share
As reported	$(0.10)	$(0.50)
Goodwill amortization	—	0.31

As adjusted	$(0.10)	$(0.19)

The transition provisions of SFAS No. 142 require that the Company complete its assessment of whether impairment may exist as of the date of adoption by December 31, 2001. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. The Company has completed its initial assessment and concluded that there is no impairment of the Company’s goodwill.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. There was no effect on the Company’s financial statements resulting from the adoption of SFAS 144 on its consolidated financial position and results of operations.

7.    RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. $79,000 of severance and other costs was charged to expense in the first quarter of 2002 and $105,000, and $561,000 are anticipated to be charged in the second quarter and third quarter, respectively. Such workforce reductions will be completed by the end of the third quarter 2002. These reductions are expected to affect 168 employees

Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures were completed during the first quarter of 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of March 31, 2002 (amounts in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges	$959	$2,419	$3,378
Cash payments	(91)	—	(91)

Accrued restructuring charges – December 31, 2001	868	2,419	3,287
Additional restructuring charge	79		79
Cash payments	(371)	(192)	(563)

Accrued restructuring charges – March 31, 2002	$576	$2,227	$2,803

In addition to the workforce reductions and facility closures described above, the Company has discontinued certain business lines and has written off related assets. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and written off the assets associated with these activities. The Company has also written off assets in December 2001 associated with the closure of facilities. The following table summarizes the Company’s write-off of assets in December 2001 (amounts in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total
Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS	OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “FORECASTS”, “EXPECTS”, “PLANS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, “POTENTIAL”, OR “CONTINUE” OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN OUR FORM 10-K UNDER THE CAPTION “RISK FACTORS.” THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

We provide industry-leading information technology solutions and services to the healthcare industry, including remotely hosted applications, client/server software systems, an Internet platform, and consulting and business outsourcing services. Our customers include managed care organizations, preferred provider organizations, third-party administrators, provider groups and physician practice management companies. As of March 31, 2002, we served approximately 548 customers representing more than 110 million lives.

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

We generate recurring revenue from several sources, including the sale of maintenance and support on its software products, and from its hosted solutions. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosted solutions is subscription-based and billed monthly over a contract term of typically three to seven years. Many of the agreements associated with hosted solutions contain performance standards that require us to maintain a certain level of operating performance related to those applications. This performance is measured on a monthly basis by us prior to the recording of the hosted solutions revenues. Software license fees under arrangements where we host the software and the customer does not have the ability to take possession of the software during the hosting period, are recognized ratably over the hosting periods in accordance with Emerging Issues Task Force (“EITF”) 00-3, “Applications of AICPA Statement of Position 97-2 to Arrangements That Include the Rights to Use Software Stored on Another Entity’s Hardware”.

We generate non-recurring revenue from the licensing of software and consulting fees. We follow the provisions of AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition,” SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP 97-2”, and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions” as well as the preliminary conclusions of EITF issue 00-21, “Multiple Element Arrangements”. Software license revenue is recognized upon the execution of a license agreement, upon deliverance, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, as they are principally contracted for on a time and material basis.

We incur certain up front fees in connection with the establishment of some of our hosting contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. We are subject to financial statement risk to the extent that these up front fees become nonrecoverable from the future revenue including any cancellation penalties to be paid by our customers. Total up front fees outstanding as of March 31, 2002 were $7.8 million.

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

Research and development expenses are salaries and related expenses associated with the development of software applications prior to establishment of technological feasibility and services and include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as research and development expenses until technological feasibility has been established, at which time any future production costs are properly capitalized and amortized to cost of revenue based on current and future revenue over the remaining estimated economic life of the product. We are subject to financial statement risk to the extent that the technology relating to capitalized research and development becomes impaired because new technology causes the technology relating to the capitalized research and development to become obsolete.

Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services.

In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“SFAS 141 and 142”), goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead will be subject to annual impairment tests. We have completed our initial assessment and concluded that there is no impairment of our goodwill. We are subject to financial statement risk to the extent that the goodwill and indefinite lived intangible assets become impaired.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001

REVENUE. Total revenue in the first quarter of 2002 increased $13.7 million, or 30%, to $59.7 million from $46.0 million for the same period in 2001. Of this increase, $4.3 million was due to the acquisition of the Infotrust Company (“Infotrust”) that occurred in the second quarter of 2001. The remaining increase of $9.4 million primarily represented net organic growth in our hosting business and consulting revenue.

Recurring revenue in the first quarter of 2002 increased $9.5 million, or 31%, to $39.8 million from $30.3 million for the same period in 2001. Of this increase, $3.9 million was generated by our acquisition of Infotrust. The remaining increase of $5.6 million primarily represented organic growth in our hosting business.

Non-recurring revenue in the first quarter of 2002 increased $4.2 million, or 27%, to $19.9 million from $15.7 million for the same period in 2001. Of this increase, $403,000 was generated by our acquisition of Infotrust. The remaining increase of $3.8 million was primarily due to a $5.5 million increase in consulting revenue, offset by a decrease of $1.7 million in one-time software license revenue.

COST OF REVENUE. Cost of revenue in the first quarter of 2002 increased $6.5 million, or 19%, to $40.4 million from $33.9 million for the same period in 2001. Of this increase, $2.8 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $3.7 million was primarily due to the costs incurred to support the overall expansion of our hosting business. As a percentage of total revenue, cost of revenue approximated 68% in the first quarter of 2002 and 74% in the first quarter of 2001.

Cost of recurring revenue in the first quarter of 2002 increased $3.9 million, or 16%, to $28.2 million from $24.3 million for the same period in 2001. Of this increase, $2.3 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $1.6 million was primarily due to the costs incurred to support the overall expansion of our hosting business, as well as increased network operation costs, software license fees, and other costs required to support our increased consulting services revenue. As a percentage of recurring revenue, cost of recurring revenue approximated 71% in the first quarter of 2002 and 80% in the first quarter of 2001.

Cost of non-recurring revenue in the first quarter of 2002 increased $2.5 million, or 26%, to $12.2 million from $9.7 million for the same period in 2001. Of this increase, $508,000 was generated by our acquisition of Infotrust. The remaining increase of $2.0 million was primarily due to the costs incurred to support the increased consulting sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 61% in the first quarter of 2002 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 2002 increased $587,000, or 12%, to $5.4 million from $4.8 million for the same period in 2001. Of this increase, $1.0 million was due to costs related to the payer software development, which was partially offset by a decrease of $400,000 related to benefits administration software development. As a percentage of total revenue, research and development expenses approximated 9% in the first quarter of 2002 and 11% in the first quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first quarter of 2002 increased $254,000, or 2%, to $13.3 million from $13.0 million for the same period in 2001. Of this increase, $297,000 represented incremental costs associated with our acquisition of Infotrust. The remaining decrease of $43,000 was due primarily to a reduction in depreciation expense due to the related write-off of assets in the fourth quarter of 2001. As a percentage of total revenue, selling, general and administrative expenses approximated 22% in the first quarter of 2002 and 28% in the first quarter of 2001.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. Amortization of goodwill and acquired intangibles in the first quarter of 2002 decreased $10.8 million, or 63%, to $6.5 million from $17.3 million for the same period in 2001. Of this decrease, $10.9 million results from the adoption of SFAS 141 and 142, for which goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. This decrease was partially offset by an increase of $131,000 generated by our acquisition of Infotrust.

INTEREST INCOME. Interest income in the first quarter of 2002 decreased $83,000, or 20%, to $325,000 from $408,000 for the same period in 2001. The decrease is due primarily to the significant drop in interest rates compared to the first quarter of 2001.

INTEREST EXPENSE. Interest expense in the first quarter of 2002 increased $34,000, or 10%, to $368,00 from $334,000 for the same period in 2001. The increase was primarily due to borrowings under our revolving line of credit, as well as additional borrowings on new capital lease agreements.

BENEFIT FROM INCOME TAXES. Benefit from income taxes was $1.4 million in the first quarter of 2002 compared to $5.0 million for the same period in 2001. The decrease of $3.6 million was due primarily to the $13.3 million decrease in net loss.

RESTRUCTURING AND RELATED IMPAIRMENT CHARGES. In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. $79,000 of severance and other costs was charged to expense in the first quarter of 2002 and $105,000, and $561,000 are anticipated to be charged in the second quarter and third quarter, respectively. Such workforce reductions will be completed by the end of the third quarter 2002. These reductions are expected to affect 168 employees.

Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures were completed during the first quarter of 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of March 31, 2002 (amounts in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges	$959	$2,419	$3,378
Cash payments	(91)	—	(91)

Accrued restructuring charges – December 31, 2001	868	2,419	3,287
Additional restructuring charge	79		79
Cash payments	(371)	(192)	(563)

Accrued restructuring charges – March 31, 2002	$576	$2,227	$2,803

In addition to the workforce reductions and facility closures described above, the Company has discontinued certain business lines and has written off related assets. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and written off the assets associated with these activities. The Company has also written off assets in December 2001 associated with the closure of facilities. The following table summarizes the Company’s write-off of assets in December 2001 (amounts in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total
Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock, cash obtained from our acquisitions and a secondary offering of our common stock. As of March 31, 2002, we had approximately $88.6 million of cash, cash equivalents and short-term investments, including $2.2 million in restricted cash.

Cash provided by operating activities in the first quarter of 2002 was $10.6 million. Cash provided during this period resulted from net losses of $4.6 million being offset by depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of acquired intangibles, deferred taxes and other net changes in operating assets and liability accounts.

Cash used in investing activities of $9.0 million in the first quarter of 2002 was primarily the result of our purchase of $3.0 million in property and equipment and software licenses, the net purchase of $5.7 million in short-term investments, and $289,000 of payments for acquisition related charges.

Cash provided by financing activities of $3.3 million in the first quarter of 2002 was primarily the result of $2.2 million of proceeds from debt financings and $67,000 of proceeds from the issuance of common stock related to employee exercise of stock options. The increase in cash from these proceeds was reduced by payments made on the equipment line of credit, notes payable and capital lease obligations of $2.5 million and net payments on the revolving credit note of $3.1 million.

In September 2001, we amended our revolving credit note of $15.0 million to a maximum principal amount of $14.0 million. The revolving credit note is collateralized by all of our receivables and expires in March 2004. Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit note is prime plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants, including minimum tangible net worth as defined in the loan documents, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our revolving credit note prohibits us from paying cash dividends without our lender’s prior consent. As of March 31, 2002, we had outstanding borrowings on the revolving credit note of $10.0 million.

In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at March 31, 2002 totaled approximately $700,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

As of March 31, 2002, we have nine outstanding standby letters of credit in the aggregate amount of $2.2 million which serve as security deposits for our capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

In June 2001, we completed a public offering of 5,520,000 shares of common stock, at a price of $9.25 per share, that raised approximately $47.6 million, net of underwriting discounts, commissions and other offering costs. In connection with the offering, an additional 480,000 shares of our common stock were sold by selling stockholders at $9.25 per share, for which we received no proceeds.

In July 2001, in connection with the exercise of the underwriters’ over-allotment option relating to the June public offering, we sold 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.2 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters’ over-allotment option, an additional 72,000 shares of our common stock were sold by selling stockholders at $9.25 per share, for which we received no proceeds.

In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of March 31, 2002, we were in compliance with these covenants and we had outstanding borrowings on the Secured Term Note of $4.8 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2002, there was approximately $3.0 million principal balance remaining on the note.

Based on the our current operating plan, we believe existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2002, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $14.0 million revolving credit facility is prime plus 1.5%. The revolving credit note expires in March 2004. As of March 31, 2002, we had outstanding borrowings on the revolving line of credit of $10.0 million.

In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of March 31, 2002 we had outstanding borrowings on the Secured Term Note of $4.8 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2002, we had outstanding borrowings of $3.0 million.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment Agreement between the Company and Jeffrey H. Margolis as of January 1, 2002.

(b) Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	THE TRIZETTO GROUP, INC.

	By:	/s/ MICHAEL J. SUNDERLAND
Michael J. Sunderland
(Principal Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment Agreement between the Company and Jeffrey H. Margolis as of January 1, 2002.