Form 10-K/A
period 2001-12-31
TRIZETTO GROUP INC
filed 2002-06-27
CIK 1092458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                                   (Mark One)

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
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No   [_]
                                  -------     --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock held by non-affiliates as of May 28, 2002 (based upon the closing price of such shares on the Nasdaq National Market System) was approximately $300.8 million. Such calculation excludes the shares of common stock beneficially owned at such date by the directors and executive officers of the registrant and by IMS Health Incorporated. In making such calculation, registrant does not determine the affiliate or non-affiliate status of any holders of the shares of common stock for any other purpose.

As of May 28, 2002, 45,439,486 shares of common stock were outstanding.

                       Documents Incorporated by Reference

Portions of Registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-K/A to file a consent of Ernst & Young LLP to the incorporation by reference in our Registration Statements on Forms S-3 (Nos. 333-52490 and 333-47764) and S-8 (Nos. 333-52488,
333-43220, 333-94817 and 333-92729) of the report of Ernst & Young LLP dated February 1, 2002 with respect to our consolidated financial statements and schedule included in our Form 10-K for the year ended December 31, 2001. The consent is filed herewith as Exhibit 23.2.

                                     PART IV

Item 14 -- Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a) List of documents filed as part of this Form 10-K/A:

    (1) Financial Statements.

        See Index to Financial Statements and Schedule on page F-1.

    (2) Financial Statement Schedules.

        See Index to Financial Statements and Schedule on page F-1.

    (3) Exhibits.

        The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K/A:

    Exhibit
     Number                        Description of Exhibit
    -------                        ----------------------

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

    Exhibit
     Number                        Description of Exhibit
    -------                        ----------------------

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

    23.1*        Consent of PricewaterhouseCoopers LLP

    23.2         Consent of Ernst & Young LLP

    24.1         Power of Attorney (included on the signature page to this Form
                 10-K/A)

*    Previously filed.

(b) Reports On Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 25, 2002.

                                    THE TRIZETTO GROUP, INC.

                                    By:       /s/ JEFFREY H. MARGOLIS
                                       -----------------------------------------
                                                  Jeffrey H. Margolis,
                                             President, Chief Executive Officer
                                                  and Chairman of the Board

                                POWER OF ATTORNEY

     Each of the undersigned hereby constitutes and appoints Jeffrey H. Margolis and Michael J. Sunderland, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of The TriZetto Group, Inc. for the year ended December 31, 2001 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

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



                  Signature                                         Title                               Date
                  ---------                                         -----                               ----

         /s/ JEFFREY H. MARGOLIS               President, Chief Executive Officer and              June 25, 2002
-----------------------------------------      Chairman of the Board (Principal Executive
            Jeffrey H. Margolis                Officer)


        /s/ MICHAEL J. SUNDERLAND              Senior Vice President of Finance, Chief             June 25, 2002
-----------------------------------------      Financial Officer and Secretary (Principal
           Michael J. Sunderland               Financial and Accounting Officer)


                                               Director                                            June 25, 2002
-----------------------------------------
             Sharon D. Garrett

      /s/    Willard A. Johnson, Jr.           Director                                            June 25, 2002
-----------------------------------------
          Willard A. Johnson, Jr.

         /s/    Donald J. Lothrop              Director                                            June 25, 2002
-----------------------------------------
             Donald J. Lothrop

                                               Director                                            June 25, 2002
-----------------------------------------
              Paul F. LeFort

            /s/    Eric D. Sipf                Director                                            June 25, 2002
-----------------------------------------
               Eric D. Sipf

                                               Director                                            June 25, 2002
-----------------------------------------
              David M. Thomas