Form 10-Q
period 2002-06-30
TRIZETTO GROUP INC
filed 2002-08-14
CIK 1092458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________ TO__________________

COMMISSION FILE NUMBER 0-27501

THE TRIZETTO GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-010761159
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

567 SAN NICOLAS DRIVE, SUITE 360
NEWPORT BEACH, CALIFORNIA 92660
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 719-2200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of July 31, 2002, 45,742,866 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30, 2002	DECEMBER 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,179	$67,341
Short-term investments	31,293	15,059
Restricted cash	2,177	2,233
Accounts receivable, net	31,825	32,223
Current portion of notes receivable	78	113
Notes receivable from related parties	99	124
Prepaid expenses and other current assets	7,166	5,626
Income tax receivable	538	75
Deferred tax asset	6,738	6,738

Total current assets	139,093	129,532
Property and equipment, net	39,165	34,867
Long term portion of notes receivable	118	141
Other assets	21,849	14,479
Goodwill and other intangible assets, net	204,901	211,702

Total assets	$405,126	$390,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable and lines of credit	$17,385	$16,808
Capital lease obligations	3,475	2,799
Accounts payable	9,951	8,109
Accrued liabilities	28,037	23,414
Income taxes payable	108	1,049
Deferred revenue	46,499	31,208

Total current liabilities	105,455	83,387
Long-term notes payable and lines of credit	4,517	6,094
Deferred taxes	11,275	13,751
Capital lease obligations	3,681	3,605
Deferred revenue	4,115	1,889
Other long-term liabilities	1,038	1,040

Total liabilities	130,081	109,766

Stockholders’ equity:
Common stock	46	45
Additional paid-in capital	399,405	397,740
Notes receivable from stockholders	(41)	(41)
Deferred stock compensation	(3,557)	(4,265)
Accumulated deficit	(120,808)	(112,524)

Total stockholders’ equity	275,045	280,955

Total liabilities and stockholders’ equity	$405,126	$390,721

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
REVENUE:
Recurring revenue	$40,844	$33,333	$80,628	$63,656
Non-recurring revenue	25,937	19,986	45,847	35,702

Total revenue	66,781	53,319	126,475	99,358

COST OF REVENUE:
Recurring revenue (1)	29,047	24,734	57,252	49,005
Non-recurring revenue (2)	15,814	11,473	28,008	21,129

Total cost of revenue	44,861	36,207	85,260	70,134

GROSS PROFIT	21,920	17,112	41,215	29,224

OPERATING EXPENSES:
Research and development (3)	5,577	4,720	11,008	9,564
Selling, general and administrative (4)	14,252	13,574	27,516	26,584
Amortization of intangibles	6,997	16,985	13,479	34,269
Restructuring and related impairment charges	165	—	244	—

Total operating expenses	26,991	35,279	52,247	70,417

LOSS FROM OPERATIONS	(5,071)	(18,167)	(11,032)	(41,193)
Interest income	351	450	676	858
Interest expense	(340)	(364)	(708)	(698)

LOSS BEFORE BENEFIT FROM INCOME TAXES	(5,060)	(18,081)	(11,064)	(41,033)
Benefit from income taxes	1,390	3,100	2,780	8,118

NET LOSS	$(3,670)	$(14,981)	$(8,284)	$(32,915)

Net loss per share:
Basic and diluted	$(0.08)	$(0.40)	$(0.18)	$(0.90)

Shares used in computing net loss per share:
Basic and diluted	45,094	37,298	45,007	36,535

(1)
Cost of recurring revenue for the three months ended June 30, 2002 and 2001, includes $104 and $216 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2002 and 2001, includes $271 and $431 of amortization of deferred stock compensation, respectively.

(2)
Cost of non-recurring revenue for the three months ended June 30, 2002 and 2001, includes $150 and $190 of amortization of deferred stock compensation, respectively. Cost of non-recurring revenue for the six months ended June 30, 2002 and 2001, includes $333 and $272 of amortization of deferred stock compensation, respectively.

(3)
Research and development for the three months ended June 30, 2002 and 2001, includes $51 and $64 of amortization of deferred stock compensation, respectively. Research and development for the six months ended June 30, 2002 and 2001, includes $106 and $127 of amortization of deferred stock compensation, respectively.

(4)
Selling, general and administrative for the three months ended June 30, 2002 and 2001, includes $271 and $442 of amortization of deferred stock compensation, respectively. Selling, general and administrative for the six months ended June 30, 2002 and 2001, includes $703 and $951 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,284)	$(32,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	993	1,231
Amortization of deferred stock compensation	1,413	1,781
Amortization of deferred stock warrants	—	121
Depreciation and amortization	5,612	4,395
Amortization of intangibles	13,479	34,269
Forgiveness of note receivable	27	30
Gain on sale of property and equipment	—	(15)
Deferred taxes	(2,475)	(8,159)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Restricted cash	56	(106)
Accounts receivable	(595)	(12,039)
Prepaid expenses and other current assets	(1,215)	(432)
Income tax receivable	(463)	—
Notes receivable	56	1,872
Other assets	(7,445)	(2,266)
Accounts payable	1,842	(3,566)
Accrued liabilities	3,461	3,179
Deferred revenue	17,517	16,574

Net cash provided by operating activities	23,979	3,954

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale of short-term investments, net	(16,234)	3,019
Purchase of property and equipment and software licenses	(8,791)	(3,710)
Purchase of intangible assets	(6,710)	—
Acquisitions, net of cash acquired	—	846
Payment of acquisition-related costs	(494)	(1,645)

Net cash used in investing activities	(32,229)	(1,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(2,855)	(398)
(Payments) proceeds from revolving line of credit, net	(259)	1,961
Proceeds from debt financings	4,157	—
Payments on capital leases	(1,566)	(1,178)
Payments on equipment line of credit	(350)	(318)
Employee exercise of stock options and purchase of common stock	961	976
Proceeds from issuance of common stock, net	—	47,579

Net cash provided by financing activities	88	48,622

Net (decrease) increase in cash and cash equivalents	(8,162)	51,086
Effect of exchange rate changes on cash and cash equivalents	—	(3)
Cash and cash equivalents, beginning of period	67,341	23,865

Cash and cash equivalents, end of period	$59,179	$74,948

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 19, 2002.

2.  ACCOUNTS RECEIVABLE

As of December 31, 2001, the Company had a $3.5 million receivable from Maxicare, a customer that filed for bankruptcy. In March 2002, the Company and Maxicare agreed that the Company would provide services for Maxicare through December 31, 2002, and Maxicare would pay the Company $3.9 million, of which $1.0 million relates to post bankruptcy services performed in 2001 and $2.9 million relates to post bankruptcy services either already performed or to be performed in 2002. The Company believes its allowance for doubtful accounts is adequate should the remaining Maxicare receivable become fully uncollectible.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
BASIC AND DILUTED:
Net loss	$(3,670)	$(14,981)	$(8,284)	$(32,915)

Weighted average common shares outstanding	45,094	37,298	45,007	36,535

Net loss per share	$(0.08)	$(0.40)	$(0.18)	$(0.90)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	20	676	20	676
Options to purchase common stock	6,799	6,278	6,799	6,278
Unvested portion of restricted stock	320	372	320	372
Warrants	300	300	300	300

	7,439	7,626	7,439	7,626

4.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	SIX MONTHS ENDED JUNE 30,
	2002	2001
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	$708	$718
Cash paid for income taxes	280	191
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	625	979
Assets acquired through debt financing	—	328
Deferred stock compensation	705	429
Common stock issued to Healthcare Media Enterprises, Inc. for 2000 revenue commitment	—	188
Common stock issued for acquisition of Infotrust Company	—	12,890

5.  SECURED TERM NOTE AND REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

SECURED TERM NOTE

In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments of $200,000 are due on the first of each month. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of June 30, 2002, there was approximately $4.2 million of principal balance remaining on the note. The note matures in March 2004.

REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for a maximum principal amount of $14.0 million and an expiration date of March 2004. As of June 30, 2002, the Company had available $1.1 million to draw on the revolving credit note.

Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit note is prime plus 1.5%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.083% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants that the Company must adhere to during the term of the agreement, including a tangible net worth, as defined, of at least $12.0 million and the generation of a minimum monthly net earnings before interest, depreciation and amortization and minimum cash balances and restrictions prohibiting the Company from paying any cash dividends without prior approval, as defined in the Loan and Security Agreement. As of June 30, 2002, the Company had outstanding borrowings on the revolving credit note of $12.9 million.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“Statement 141”) and No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted the rules set forth in Statement No. 142 on accounting for goodwill and other intangibles effective as of January 1, 2002. The Company has completed its initial assessment and concluded that there is no impairment of the Company’s goodwill.

The Company’s net loss and net loss per share for the three and six months ended June 30, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in thousands, expect per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Reported net loss	$(3,670)	$(14,981)	$(8,284)	$(32,915)
Add back goodwill amortization	—	10,503	—	21,425

Adjusted net loss	$(3,670)	(4,478)	$(8,284)	(11,490)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.40)	$(0.18)	$(0.90)
Goodwill amortization	—	0.28	—	0.59

As adjusted	$(0.08)	$(0.12)	$(0.18)	$(0.31)

        In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. There was no effect on the Company’s financial statements resulting from the adoption of Statement No. 144 on its consolidated financial position and results of operations.

7.  RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. Severance and other costs of $79,000 and $165,000 were charged to expense in the first and second quarters of 2002, respectively, and approximately $501,000 is anticipated to be charged in the third quarter of 2002. Such workforce reductions will be completed by the end of the third quarter 2002. These reductions are expected to affect 168 employees.

Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures were completed during the first quarter of 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of June 30, 2002 (amounts in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges	$959	$2,419	$3,378
Cash payments	(91)	—	(91)

Accrued restructuring charges – December 31, 2001	868	2,419	3,287
Additional restructuring charge	79	—	79
Cash payments	(371)	(192)	(563)

Accrued restructuring charges – March 31, 2002	576	2,227	2,803
Additional restructuring charge	165	—	165
Cash payments	(316)	(246)	(562)

Accrued restructuring charges – June 30, 2002	$425	$1,981	$2,406

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “FORECASTS”, “EXPECTS”, “PLANS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, “POTENTIAL”, OR “CONTINUE” OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN OUR FORM 10-K UNDER THE CAPTION “RISK FACTORS”. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

We offer a broad portfolio of healthcare information technology (“IT”) products and services that can be delivered individually or combined to create a comprehensive solution. We provide:

•	proprietary and third-party software, including e-business applications;
•	software application hosting and other business outsourcing services, such as transaction processing and IT department operations; and
•	strategic and implementation consulting.

We are focused on three healthcare markets: payers, benefits administrators and physician groups. At June 30, 2002, we had 550 customers and over 110 million lives in production on our systems.

We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and all other significant obligations have been fulfilled. Revenue is classified into two categories: recurring and non-recurring.

We generate recurring revenue from several sources, including the sale of maintenance and support on our software products and the provision of software application hosting and other business outsourcing services. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash received in advance is recorded as deferred revenue. Recurring revenue from hosting and business outsourcing services is billed and recognized monthly over a contract term of typically three to seven years. Many of our business services agreements contain performance standards that require us to maintain a certain level of operating performance.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition,” SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP 97-2”, and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect of Certain Transactions” as well as the tentative conclusions of EITF Issue 00-21, “Multiple Element Arrangements”. Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by SOP 98-9. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted for on a time and material basis, or using the percentage of completion method, if contracted for on a fixed fee basis.

We may pay certain up-front fees in connection with the establishment of our hosting and business services contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. To the extent that these up-front fees are not expected to be recovered from future revenue, including any cancellation penalties to be paid by the customer, such fees will be written-off as an expense in the period they are deemed unrecoverable. Total up-front fees outstanding as of June 30, 2002 were $7.4 million. In July 2002, we renegotiated one of our hosting and business contracts with a customer that resulted in our receiving a reimbursement of $5.1 million in cash of previously paid fees. In consideration for the return of this amount, we agreed to lower our monthly service fees and to issue a $5.0 million letter of credit to the customer to maintain its regulatory capital. The letter of credit is secured by $5.0 million of our cash, which is included in restricted cash. The face amount of the letter of credit may be reduced over time if the customer’s regulatory capital increases to certain prescribed levels and other conditions exist.

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

Research and development expenses are salaries and related expenses associated with the development of software applications prior to establishment of technological feasibility and include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as research and development expenses until technological feasibility has been established, at which time any future production costs are properly capitalized and amortized to cost of revenue based on current and future revenue over the remaining estimated economic life of the product. To the extent that amounts capitalized for research and development become impaired due to the introduction of new technology, such amounts will be written-off.

Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, account management, marketing, administrative, finance, legal, human resources and executive personnel, commissions, expenses for marketing programs and trade shows and fees for professional services.

In accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 141 and 142”), unidentified goodwill and acquired workforce deemed to have indefinite lives will no longer be amortized. Instead, such amounts are subject to annual impairment tests, and the amount of any impairment will be written-off as an expense in the period such impairment is determined. We completed our annual assessment as of March 31, 2002 and concluded that there was no impairment of our goodwill as of that date.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

REVENUE.  Total revenue in the second quarter of 2002 increased $13.5 million, or 25%, to $66.8 million from $53.3 million for the same period in 2001. The increase primarily represented net organic growth in our hosting and services business, software maintenance revenue and consulting revenue.

Recurring revenue in the second quarter of 2002 increased $7.5 million, or 23%, to $40.8 million from $33.3 million for the same period in 2001. The increase primarily represented organic growth in our software maintenance revenue and our hosting and services business. Included in recurring revenue in the second quarter of 2002 is $250,000 from IMS Health Incorporated, a related party.

Non-recurring revenue in the second quarter of 2002 increased $5.9 million, or 30%, to $25.9 million from $20.0 million for the same period in 2001. The increase was primarily due to a $9.5 million increase in consulting revenue largely related to software implementation services for our payer customers and to software support services for UnitedHealth Group, Inc. (“UnitedHealth”) under a contract executed in April 2002. This increase was offset by a decrease of $3.6 million in one-time software license revenue. We anticipate a decrease in consulting revenue over the next several months as a result of declining minimums over the term of the UnitedHealth contract. We anticipate that this expected decline in consulting revenue will not adversely affect our overall revenue growth.

Our total recurring and non-recurring revenue backlog at June 30, 2002 was approximately $636 million, compared to $630 million at March 31, 2002. The 12-month recurring and non-recurring revenue backlog at June 30, 2002 was approximately $189 million, compared to $175 million at March 31, 2002. Although our backlog historically has not included consulting revenue because our consulting projects typically are performed over a relatively short period of time, the backlog at June 30, 2002 includes consulting revenue related to a multi-year software support agreement that we entered into with UnitedHealth in June 2002. Backlog orders are subject to change, due to unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. Unless we enter into new customer agreements that generate enough recurring and non-recurring revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not be indicative of demand for our products and services and may not reflect actual revenue for any period in the future.

COST OF REVENUE.  Cost of revenue in the second quarter of 2002 increased $8.7 million, or 24%, to $44.9 million from $36.2 million for the same period in 2001. The increase was primarily due to the costs incurred to support our growing hosting and services business, and other costs required to support our increased consulting revenue. As a percentage of total revenue, cost of revenue approximated 67% in the second quarter of 2002 and 68% in the second quarter of 2001.

Cost of recurring revenue in the second quarter of 2002 increased $4.3 million, or 17%, to $29.0 million from $24.7 million for the same period in 2001. The increase was primarily due to the costs incurred to support our growing hosting and services business, primarily salaries and wages. As a percentage of recurring revenue, cost of recurring revenue approximated 71% in the second quarter of 2002 and 74% in the second quarter of 2001.

Cost of non-recurring revenue in the second quarter of 2002 increased $4.3 million, or 38%, to $15.8 million from $11.5 million for the same period in 2001. The increase was primarily due to the costs incurred to support the increased consulting sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 61% in the second quarter of 2002 and 57% in the second quarter of 2001. We anticipate that due to the expected decrease in consulting revenue over the next several quarters, the cost to support these revenues will also decline proportionately.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses in the second quarter of 2002 increased $857,000, or 18%, to $5.6 million from $4.7 million for the same period in 2001. This increase was due primarily to increased costs related to the payer and benefits administration software development. As a percentage of total revenue, research and development expenses approximated 8% in the second quarter of 2002, compared to 9% in the second quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses in the second quarter of 2002 increased $678,000, or 5%, to $14.3 million from $13.6 million for the same period in 2001. The increase was primarily due to costs incurred to grow our sales force and to fund our annual payer and benefits administration conferences, which occurred in the second quarter of 2002. As a percentage of total revenue, selling, general and administrative expenses decreased to approximately 21% in the second quarter of 2002 from 26% in the second quarter of 2001.

AMORTIZATION OF INTANGIBLES.  Amortization of intangibles in the second quarter of 2002 decreased $10.0 million, or 59%, to $7.0 million from $17.0 million for the same period in 2001. The net decrease results from the adoption of SFAS 141 and 142, which require that unidentified goodwill and acquired workforce deemed to have indefinite lives no longer be amortized. Instead, such costs will be subject to annual impairment tests. The decrease is partially offset by an increase to amortization of intangibles resulting from the purchase of certain intangible assets from ChannelPoint, Inc. that occurred in April 2002 (See Liquidity and Capital Resources).

INTEREST INCOME.  Interest income in the second quarter of 2002 decreased $99,000, or 22%, to $351,000 from $450,000 for the same period in 2001. The decrease is due primarily to lower yields on investments in 2002 compared with 2001.

INTEREST EXPENSE.  Interest expense in the second quarter of 2002 decreased $24,000, or 7%, to $340,000 from $364,000 for the same period in 2001. The net decrease was primarily due to lower borrowings under our revolving line of credit partially offset by increased capital lease obligations.

BENEFIT FROM INCOME TAXES.  Benefit from income taxes was $1.4 million in the second quarter of 2002 compared to $3.1 million for the same period in 2001. The decrease of $1.7 million was due primarily to the $11.3 million period over period decrease in net loss.

RESTRUCTURING AND RELATED IMPAIRMENT CHARGES.  In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $165,000 restructuring charge in the second quarter of 2002 reflects severance costs related to planned workforce reductions.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

REVENUE.  Total revenue in the first six months of 2002 increased $27.1 million, or 27%, to $126.5 million from $99.4 million for the same period in 2001. Of this increase, $4.3 million was due to our acquisition of Infotrust Corp. (“Infotrust”) that occurred in the second quarter of 2001. The remaining increase of $22.8 million primarily represented net organic growth in our hosting and services business and our consulting and software maintenance revenue.

Recurring revenue in the first six months of 2002 increased $16.9 million, or 27%, to $80.6 million from $63.7 million for the same period in 2001. Of this increase, $3.9 million was generated by our acquisition of Infotrust. The remaining increase of $13.0 million primarily represented organic growth in our hosting and services business and software maintenance revenue. Included in recurring revenue in the first six months of 2002 is $500,000 from IMS Health Incorporated, a related party.

Non-recurring revenue in the first six months of 2002 increased $10.1 million, or 28%, to $45.8 million from $35.7 million for the same period in 2001. Of this increase, $403,000 was generated by our acquisition of Infotrust. The remaining increase of $9.7 million was primarily due to a $14.9 million increase in consulting revenue largely related to software implementation services for our payer customers and to software support services for UnitedHealth under a contract executed in April 2002. This increase was offset by a decrease of $5.2 million in one-time software license revenue. We anticipate a decrease in consulting revenue over the next several months as a result of declining minimums over the term of the UnitedHealth contract. We also anticipate that this expected decline in consulting revenue will not adversely affect our overall revenue growth.

Our total recurring and non-recurring revenue backlog at June 30, 2002 was approximately $636 million, compared to $630 million at March 31, 2002. The 12-month recurring and non-recurring revenue backlog at June 30, 2002 was approximately $189 million, compared to $175 million at March 31, 2002. Although our backlog historically has not included consulting revenue because our consulting projects typically are performed over a relatively short period of time, the backlog at June 30, 2002 includes consulting revenue related to a multi-year software support agreement that we entered into with UnitedHealth in June 2002. Backlog orders are subject to change, due to unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. Unless we enter into new customer agreements that generate enough recurring and non-recurring revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not be indicative of demand for our products and services and may not reflect actual revenue for any period in the future.

COST OF REVENUE.  Cost of revenue in the first six months of 2002 increased $15.2 million, or 22%, to $85.3 million from $70.1 million for the same period in 2001. Of this increase, $2.8 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $12.4 million was primarily due to the costs incurred to support the overall expansion of our hosting and services business and other costs required to support our increased consulting revenue. As a percentage of total revenue, cost of revenue approximated 67% in the first six months of 2002 and 71% in the first six months of 2001.

Cost of recurring revenue in the first six months of 2002 increased $8.3 million, or 17%, to $57.3 million from $49.0 million for the same period in 2001. Of this increase, $2.3 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $6.0 million was primarily due to the costs incurred to support our growing hosting and services business, as well as increased operation costs. As a percentage of recurring revenue, cost of recurring revenue approximated 71% in the first six months of 2002 and 77% in the first six months of 2001.

Cost of non-recurring revenue in the first six months of 2002 increased $6.9 million, or 33%, to $28.0 million from $21.1 million for the same period in 2001. Of this increase, $508,000 was generated by our acquisition of Infotrust. The remaining increase of $6.4 million was primarily due to the costs incurred to support the increased consulting sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 61% in the first six months of 2002 and 59% in the first six months of 2001. We anticipate that due to the expected decrease in consulting revenue over the next several quarters, the cost to support these revenues will also decline proportionately.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses in the first six months of 2002 increased $1.4 million, or 15%, to $11.0 million from $9.6 million for the same period in 2001. This increase was due primarily to increased costs related to the payer and benefits administration software development. As a percentage of total revenue, research and development expenses approximated 9% in the first six months of 2002 and 10% in the first six months of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses in the first six months of 2002 increased $932,000, or 4%, to $27.5 million from $26.6 million for the same period in 2001. Of this increase, $297,000 represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $635,000 was primarily due to costs incurred to grow our sales force and to fund our annual payer and benefits administration conferences, which occurred in the second quarter of 2002. As a percentage of total revenue, selling, general and administrative expenses decreased to approximately 22% in the first six months of 2002 from 27% in the first six months of 2001.

AMORTIZATION OF INTANGIBLES.  Amortization of intangibles in the first six months of 2002 decreased $20.8 million, or 61%, to $13.5 million from $34.3 million for the same period in 2001. The net decrease results from the adoptions of SFAS 141 and 142, which requires that unidentified goodwill and acquired workforce deemed to have indefinite lives no longer be amortized. Instead, such costs will be subject to annual impairment tests. The decrease is partially offset by an increase to amortization of intangibles resulting from the purchase of certain intangible assets from ChannelPoint, Inc. that occurred in April 2002 (See Liquidity and Capital Resources).

INTEREST INCOME.  Interest income in the first six months of 2002 decreased $182,000, or 21%, to $676,000 from $858,000 for the same period in 2001. The decrease is due primarily to lower yields on investments in 2002 compared with 2001.

INTEREST EXPENSE.  Interest expense in the first six months of 2002 increased $10,000, or 1%, to $708,000 from $698,000 for the same period in 2001. The net increase was primarily due to increased capital lease obligations, partially offset by lower borrowings under our revolving line of credit.

BENEFIT FROM INCOME TAXES.  Benefit from income taxes was $2.8 million in the first six months of 2002 compared to $8.1 million for the same period in 2001. The decrease of $5.3 million was due primarily to the $24.6 million period over period decrease in net loss.

RESTRUCTURING AND RELATED IMPAIRMENT CHARGES.  In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $244,000 restructuring charge in the first six months of 2002 reflects severance costs related to planned workforce reductions.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, an initial public offering of our common stock, cash obtained from our acquisitions and a secondary offering of our common stock. As of June 30, 2002, we had cash, cash equivalents and short-term investments aggregating $92.6 million, including $2.2 million in restricted cash.

Cash provided by operating activities in the first six months of 2002 was $24.0 million. Cash provided during this period resulted from net losses of $8.3 million, offset by approximately $19.0 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of acquired intangibles, and deferred taxes, and approximately $13.3 million in other net changes in operating assets and liability accounts. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in a higher amounts of cash received in the first six months of the year and a lower amount of cash received in the last six months of the year. We anticipate that cash provided by operating activities in the third and fourth quarters of 2002 will decrease due to our collection of cash early in the year.

Cash used in investing activities of $32.2 million in the first six months of 2002 was primarily the result of our purchase of $8.8 million in property and equipment and software licenses, the net purchase of $16.2 million in short-term investments, $494,000 of payments for acquisition related charges, and $6.7 million for the purchase of intangible assets. In April 2002, we purchased certain intellectual property and equipment and hired certain personnel from ChannelPoint, Inc. In connection with this transaction, we signed a 30-month license and software support agreement with UnitedHealth. Under this contract, we licensed to UnitedHealth for a one-time license fee certain technology acquired from ChannelPoint, Inc. The purchase price and costs related to the ChannelPoint, Inc. assets, less the license fee from UnitedHealth, amounted to approximately $4.0 million.

Cash provided by financing activities of $88,000 in the first six months of 2002 was primarily the result of $4.2 million of proceeds from debt financings and $1.0 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan. These proceeds were reduced by payments made to reduce principal amounts under our equipment line of credit, notes payable and capital lease obligations of $4.8 million and net payments on our revolving credit note of $259,000.

In September 2001, we reduced the maximum amount that can be borrowed under our revolving credit note from $15.0 million to $14.0 million. The revolving credit note is collateralized by all of our receivables and expires in March 2004. Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit note is prime plus 1.5%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants, including minimum tangible net worth as defined in the loan documents, the generation of specified monthly net earnings before interest, depreciation and amortization, and minimum cash balances. Our revolving credit note prohibits us from paying cash dividends without our lender’s prior consent. As of June 30, 2002, we had outstanding borrowings on the revolving credit note of $12.9 million.

In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at June 30, 2002 totaled approximately $523,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

As of June 30, 2002, we have eight outstanding standby letters of credit in the aggregate amount of $2.2 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

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

In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of June 30, 2002, we were in compliance with these covenants and we had outstanding borrowings on the Secured Term Note of $4.2 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2002, there was approximately $2.9 million principal balance remaining on the note.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2002, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $14.0 million revolving credit facility is prime plus 1.5%. The revolving credit note expires in March 2004. As of June 30, 2002, we had outstanding borrowings on the revolving line of credit of $12.9 million.

In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of June 30, 2002 we had outstanding borrowings on the Secured Term Note of $4.2 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2002, we had outstanding borrowings of $2.9 million.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2002 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 15, 2002. At the Annual Meeting, the Company’s stockholders: (a) elected three Class III Directors with terms expiring at the 2005 Annual Meeting of Stockholders; (b) approved an amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan; and (c) ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2003, and two Class II Directors, having terms expiring in 2004, continued in office.

The following sets forth the results of voting at the Annual Meeting:

Matters	For	Against	Abstentions	Broker Non-Votes
Election of Directors*
For a term expiring at the Annual Meeting of Stockholders in 2005
Jeffrey H. Margolis	36,652,723	4,046,050	*	*
Donald J. Lothrop	39,132,346	1,566,427	*	*
Eric D. Sipf	39,129,903	1,568,870	*	*
Approval of Amendment to the Company’s Second Amended and Restated 1998 Stock Option Plan	36,336,459	3,819,763	542,551	0
Ratification of Ernst & Young LLP as Independent Auditors for 2002	40,117,389	574,512	6,872	0

*
With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For” or “Withheld”, or to vote “For all except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withheld” and for named exceptions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. The following exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
99.1	Certification of Form 10-Q

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002
THE TRIZETTO GROUP, INC.

By:  /s/  Michael J. Sunderland

Michael J. Sunderland
(Principal Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
99.1	Certification of Form 10-Q