Form 10-Q
period 2002-09-30
TRIZETTO GROUP INC
filed 2002-11-14
CIK 1092458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

          As of October 31, 2002, 45,856,030 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,727	$67,341
Short-term investments	29,579	15,059
Restricted cash	7,177	2,233
Accounts receivable, net	28,798	32,223
Current portion of notes receivable	65	113
Notes receivable from related parties	—	124
Prepaid expenses and other current assets	8,611	5,626
Income tax receivable	550	75
Deferred tax asset	6,738	6,738

Total current assets	134,245	129,532
Property and equipment, net	38,883	34,867
Long term portion of notes receivable	106	141
Other assets	20,377	14,479
Intangible assets, net	57,128	70,082
Unidentified goodwill and acquired workforce, net	140,970	141,620

Total assets	$391,709	$390,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable and lines of credit	$17,459	$16,808
Capital lease obligations	3,933	2,799
Accounts payable	11,765	8,109
Accrued liabilities	30,214	23,414
Income taxes payable	419	1,049
Deferred revenue	33,236	31,208

Total current liabilities	97,026	83,387
Long-term notes payable	3,803	6,094
Deferred taxes	8,720	13,751
Capital lease obligations	4,411	3,605
Deferred revenue	3,696	1,889
Other long-term liabilities	1,043	1,040

Total liabilities	118,699	109,766

Stockholders’ equity:
Common stock	47	45
Additional paid-in capital	400,149	397,740
Notes receivable from stockholders	(41)	(41)
Deferred stock compensation	(2,850)	(4,265)
Accumulated deficit	(124,295)	(112,524)

Total stockholders’ equity	273,010	280,955

Total liabilities and stockholders’ equity	$391,709	$390,721

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

REVENUE:
Recurring revenue	$40,291	$39,407	$120,919	$103,063
Non-recurring revenue	28,311	17,809	74,158	53,511

Total revenue	68,602	57,216	195,077	156,574

COST OF REVENUE:
Recurring revenue (1)	27,636	27,701	84,888	76,707
Non-recurring revenue (2)	17,817	10,091	45,825	31,219

Total cost of revenue	45,453	37,792	130,713	107,926

GROSS PROFIT	23,149	19,424	64,364	48,648

OPERATING EXPENSES:
Research and development (3)	5,432	3,768	16,440	13,332
Selling, general and administrative (4)	13,748	11,987	41,264	38,571
Amortization of intangibles	7,361	17,367	20,840	51,636
Restructuring and related impairment charges	235	—	479	—

Total operating expenses	26,776	33,122	79,023	103,539

LOSS FROM OPERATIONS	(3,627)	(13,698)	(14,659)	(54,891)
Interest income	577	815	1,253	1,670
Interest expense	(383)	(282)	(1,091)	(977)

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(3,433)	(13,165)	(14,497)	(54,198)
(Provision for) benefit from income taxes	(54)	1,561	2,726	9,679

NET LOSS	$(3,487)	$(11,604)	$(11,771)	$(44,519)

Net loss per share:
Basic and diluted	$(0.08)	$(0.27)	$(0.26)	$(1.15)

Shares used in computing net loss per share:
Basic and diluted	45,430	43,356	45,150	38,834

(1)

Cost of recurring revenue for the three months ended September 30, 2002 and 2001, includes $81 and $80 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the nine months ended September 30, 2002 and 2001, includes $352 and $511 of amortization of deferred stock compensation, respectively.

(2)

Cost of non-recurring revenue for the three months ended September 30, 2002 and 2001, includes $122 and $134 of amortization of deferred stock compensation, respectively. Cost of non-recurring revenue for the nine months ended September 30, 2002 and 2001, includes $455 and $406 of amortization of deferred stock compensation, respectively.

(3)

Research and development for the three months ended September 30, 2002 and 2001, includes $42 and $37 of amortization of deferred stock compensation, respectively. Research and development for the nine months ended September 30, 2002 and 2001, includes $148 and $164 of amortization of deferred stock compensation, respectively.

(4)

Selling, general and administrative for the three months ended September 30, 2002 and 2001, includes $193 and $268 of amortization of deferred stock compensation, respectively. Selling, general and administrative for the nine months ended September 30, 2002 and 2001, includes $896 and $1,219 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,771)	$(44,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	2,212	3,001
Amortization of deferred stock compensation	1,851	2,300
Amortization of deferred stock warrants	—	181
Depreciation and amortization	8,855	6,757
Amortization of intangibles	20,840	51,636
Forgiveness of note receivable	27	30
Loss (gain) on sale of property and equipment	16	(15)
Deferred taxes	(3,422)	(9,801)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Restricted cash	(4,944)	(97)
Accounts receivable	910	(14,085)
Prepaid expenses and other current assets	(2,915)	28
Income tax receivable	(475)	—
Notes receivable	180	1,895
Other assets	(6,214)	(10,131)
Accounts payable	3,656	(4,966)
Accrued liabilities	7,000	2,840
Deferred revenue	3,835	11,273

Net cash provided by (used in) operating activities	19,641	(3,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments, net	(14,520)	(12,916)
Purchase of property and equipment and software licenses	(11,175)	(5,222)
Purchase of intangible assets	(8,400)	—
Acquisitions, net of cash acquired	—	846
Payment of acquisition-related costs	(797)	(2,020)

Net cash used in investing activities	(34,892)	(19,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(4,428)	(904)
Proceeds from revolving line of credit, net	856	2,582
Proceeds from debt financings	6,278	—
Proceeds from secured term note	—	6,000
Payments on capital leases	(2,554)	(1,619)
Payments on equipment line of credit	(532)	(653)
Employee exercise of stock options and purchase of common stock	1,017	1,382
Proceeds from issuance of common stock, net	—	54,833

Net cash provided by financing activities	637	61,621

Net (decrease) increase in cash and cash equivalents	(14,614)	38,636
Effect of exchange rate changes on cash and cash equivalents	—	(14)
Cash and cash equivalents, beginning of period	67,341	23,865

Cash and cash equivalents, end of period	$52,727	$62,487

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PREPARATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. and subsidiaries (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 19, 2002.

2.  RECLASSIFICATIONS

          Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to current year presentation.

3.  ACCOUNTS RECEIVABLE

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

4.  COMPUTATION OF NET LOSS PER SHARE

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

BASIC AND DILUTED:
Net loss	$(3,487)	$(11,604)	$(11,771)	$(44,519)

Weighted average common shares outstanding	45,430	43,356	45,150	38,834

Net loss per share	$(0.08)	$(0.27)	$(0.26)	$(1.15)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	20	676	20	676
Options to purchase common stock	6,503	5,999	6,503	5,999
Unvested portion of restricted stock	331	371	331	371
Warrants	300	300	300	300

	7,154	7,346	7,154	7,346

5.  SUPPLEMENTAL CASH FLOW DISCLOSURES

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	$1,075	$998
Cash paid for income taxes	964	227
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	680	1,159
Assets acquired through debt financing	—	906
Deferred stock compensation	435	(234)
Common stock issued to Healthcare Media Enterprises, Inc. for 2000 revenue commitment	—	188
Common stock issued for acquisition of Infotrust Company	—	12,890

6.  SECURED TERM NOTE AND REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

          SECURED TERM NOTE

          In September 2001, the Company executed a Secured Term Note facility with a lending institution for $6.0 million. Monthly principal payments of $200,000 are due on the first of each month. Additionally, the note bears interest at Prime plus 1% and is payable monthly in arrears. The note contains certain covenants that the Company must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of September 30, 2002, there was approximately $3.6 million of principal balance remaining on the note. The note matures in March 2004.

REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

          In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for a maximum principal amount of $14.0 million and an expiration date of March 2004. As of September 30, 2002, the Company had no funds available to draw on the revolving credit note.

          Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving credit note is prime plus 1%. In addition, there is a monthly 0.0333% usage fee and a monthly 0.042% loan management fee. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants that the Company must adhere to during the term of the agreement, including a tangible net worth, as defined, of at least $12.0 million, a minimum cash balance of $6.0 million and restrictions prohibiting the Company from paying any cash dividends without prior approval, as defined in the Loan and Security Agreement. As of September 30, 2002, the Company had outstanding borrowings on the revolving credit note of $14.0 million.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“Statement 141”) and No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted the rules set forth in Statement No. 142 on accounting for goodwill and other intangibles effective as of January 1, 2002. The Company has completed its initial assessment and concluded that there is no impairment of the Company’s unidentified goodwill and acquired workforce.

          The Company’s net loss and net loss per share for the three and nine months ended September 30, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in thousands, expect per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Reported net loss	$(3,487)	$(11,604)	$(11,771)	$(44,519)
Add back goodwill amortization	—	10,865	—	32,291

Adjusted net loss	$(3,487)	$(739)	$(11,771)	$(12,228)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.27)	$(0.26)	$(1.15)
Goodwill amortization	—	0.25	—	0.84

As adjusted	$(0.08)	$(0.02)	$(0.26)	$(0.31)

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

8.  RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

          In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

          In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million of which $1.0 million was included in restructuring and related impairment charges in 2001 and $745,000 will be charged to restructuring and related impairment charges in 2002. Severance and other costs of $79,000, $165,000 and $235,000 were charged to expense in the first, second and third quarters of 2002, respectively, and approximately $266,000 is anticipated to be charged in the fourth quarter of 2002. Such workforce reductions will be completed by the end of the fourth quarter of 2002. These reductions are expected to affect 168 employees.

          Facility closures include the closure of the Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures were completed during the first quarter of 2002.

          The following table summarizes the activities in the Company’s restructuring reserves as of September 30, 2002 (amounts in thousands):

	Costs for Terminated Employees	Facility Closures	Total

Restructuring charges	$959	$2,419	$3,378
Cash payments	(91)	—	(91)

Accrued restructuring charges – December 31, 2001	868	2,419	3,287
Additional restructuring charge	79	—	79
Cash payments	(371)	(192)	(563)

Accrued restructuring charges – March 31, 2002	576	2,227	2,803
Additional restructuring charge	165	—	165
Cash payments	(316)	(246)	(562)

Accrued restructuring charges – June 30, 2002	425	1,981	2,406
Additional restructuring charge	235	—	235
Cash payments	(371)	(352)	(723)

Accrued restructuring charges – September 30, 2002	$289	$1,629	$1,918

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
FORM 10-K UNDER THE HEADING “RISK FACTORS”. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS. WE DO NOT UPDATE ANY FORWARD-LOOKING STATEMENTS.

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

We are focused on three healthcare markets: payers, benefits administrators and physician groups. At September 30, 2002, we had 540 customers and over 110 million lives in production on our systems.

          We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring.  For the nine months ended September 30, 2002, approximately 62% of our total revenue was recurring and 38% was non-recurring.

          We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products.  Recurring revenue is billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing services agreements contain performance standards that require us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period.  Cash for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

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

          We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable.  Total up-front fees outstanding as of September 30, 2002 were $1.9 million.

          In July 2002, we renegotiated one of our contracts with a hosting and outsourcing services customer, resulting in a reimbursement to us of $5.1 million in cash.  We had previously paid $6.0 million as an up-front fee when the contract was signed and had amortized $0.9 million of the amount at the time it was renegotiated.  In return for the payment of $5.1 million, we agreed to lower our monthly service fees and to issue a $5.0 million letter of credit to the customer to maintain the customer’s regulatory capital requirement.  The letter of credit is secured by $5.0 million of our cash, which is included in restricted cash. The face amount of the letter of credit may be reduced over time if the customer’s regulatory capital increases to certain prescribed levels and other conditions exist.  We recorded no revenue or expense as a result of this transaction.

          Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs and maintenance costs.

          Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility.   Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological feasibility has been established, at which time any future production costs are properly capitalized and amortized to the cost of revenue based on current and future revenue over the remaining estimated economic life of the product. To the extent that amounts capitalized for R&D become impaired due to the introduction of new technology, such amounts will be written-off.

          Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for professional services.

          In accordance with Financial Accounting Standards Board Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 141 and 142”), unidentified goodwill and acquired workforce deemed to have indefinite lives will no longer be amortized. Instead, effective January 1, 2002, such amounts are subject to annual impairment tests, and the amount of any impairment will be written-off as an expense in the period such impairment is determined. We completed our annual assessment as of March 31, 2002 and concluded that there was no impairment of our goodwill as of that date. The analysis that we perform in order to test for impairment is tied to the market price of our common stock and our market capitalization.  If the market price of our common stock falls below a certain price for a certain amount of time, we would have an impairment of our goodwill as of that date and a write-down of the asset would be made.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

          REVENUE.  Total revenue in the third quarter of 2002 increased $11.4 million, or 20%, to $68.6 million from $57.2 million for the same period in 2001. The increase primarily resulted from organic growth in software maintenance revenue and consulting revenue.

          Recurring revenue in the third quarter of 2002 increased $884,000, or 2%, to $40.3 million from $39.4 million for the same period in 2001. The increase primarily resulted from organic growth of $3.9 million in our software maintenance revenue offset by a decrease of $3.0 million in our hosting and services business. The decrease was primarily the result of one customer filing for bankruptcy in late 2001.  Recurring revenue in the third quarter of 2002 includes $250,000 from IMS Health Incorporated, a related party.

          Non-recurring revenue in the third quarter of 2002 increased $10.5 million, or 59%, to $28.3 million from $17.8 million for the same period in 2001. The increase included $10.9 million in consulting revenue, of which $4.8 million is related to software support services for UnitedHealth Group, Inc. (“UnitedHealth”) under a contract executed in April 2002 and $6.1 million is related to software implementation services for our payer customers. This increase was offset by a decrease of $367,000 in one-time software license revenue. We anticipate a decrease in consulting revenue over the next several months as a result of declining minimum contractual revenue amounts over the term of the UnitedHealth contract.  This anticipated decline in consulting revenue is not expected to adversely impact our overall revenue growth.  Revenue by customer segment and revenue mix are as follows (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,

	2002		2001

Revenue by Customer Segment:
Provider	$4,022	6%	$4,122	7%
Payer	55,510	81%	44,249	78%
Benefits Administration	9,070	13%	8,845	15%

Total Revenue	$68,602	100%	$57,216	100%

Revenue Mix:
Recurring Revenue
Outsourced Business Services	$24,565	61%	$27,623	70%
Software Maintenance	15,726	39%	11,784	30%

Recurring Revenue Total	40,291	100%	39,407	100%

Non-recurring Revenue
Software License Fees	7,645	27%	8,012	45%
Consulting Services	20,666	73%	9,797	55%

Non-recurring Revenue Total	28,311	100%	17,809	100%

Total Revenue	$68,602		$57,216

          Total backlog is defined as the revenue expected to be generated in future periods from existing customer contracts.  Twelve-month backlog is defined as the total value of existing contracts that we expect to recognize as revenue over the next twelve months.  Backlog includes recurring revenue (from software hosting and other outsourcing services, and software maintenance and support), and non-recurring revenue (typically software license fees).  It excludes contracts that last for fewer than twelve months, as is the case with most of our consulting contracts.

          Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties.  Unless we enter into new customer agreements that generate enough recurring and non-recurring revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline.  Our backlog at any date may not indicate demand for our products and services and may not reflect actual revenue for any period in the future.

          Twelve-month and total backlog data are as follows (amounts in thousands):

	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01

Twelve-month backlog:
Recurring revenue backlog	$143,200	$143,900	$149,000	$148,700	$141,900
Software backlog (non-recurring revenue)	41,400	44,900	26,000	25,900	23,300

Total	$184,600	$188,800	$175,000	$174,600	$165,200

Total backlog:
Recurring revenue backlog	$545,400	$565,700	$592,300	$590,000	$501,000
Software backlog (non-recurring revenue)	47,800	70,400	37,300	33,400	23,300

Total	$593,200	$636,100	$629,600	$623,400	$524,300

          Total bookings equals the total dollar value of the contracts signed in the quarter.  Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force.  Total bookings for each of the quarters are as follows (amounts in thousands):

	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01

Total Bookings	$22,800	$74,100	$29,400	$138,400	$32,100

          COST OF REVENUE.  Cost of revenue in the third quarter of 2002 increased $7.7 million, or 20%, to $45.5 million from $37.8 million for the same period in 2001. The increase was primarily due to costs incurred to provide software support and maintenance, and costs required to support the increase in consulting services.  As a percent of total revenue, cost of revenue approximated 66% in the third quarter of both 2002 and 2001.

          Cost of recurring revenue in the third quarter of 2002 decreased $65,000, or 0.2%, to $27.6 million from $27.7 million for the same period in 2001. The decrease was primarily due to the decrease in our hosting and services business. As a percentage of recurring revenue, cost of recurring revenue approximated 69% in the third quarter of 2002 and 70% in the third quarter of 2001.

          Cost of non-recurring revenue in the third quarter of 2002 increased $7.7 million, or 77%, to $17.8 million from $10.1 million for the same period in 2001. The increase was primarily due to costs incurred to support the increase in consulting services resulting from a large contract with UnitedHealth.  As a percent of non-recurring revenue, cost of non-recurring revenue approximated 63% in the third quarter of 2002 and 57% in the third quarter of 2001. We anticipate that as consulting revenue declines over the next several quarters, the cost to support these services will decline proportionately.

          RESEARCH AND DEVELOPMENT EXPENSES.  R&D expenses in the third quarter of 2002 increased $1.6 million, or 44%, to $5.4 million from $3.8 million for the same period in 2001. This increase was due primarily to increased costs related to software development for the payer and benefits administration markets.  As a percentage of total revenue, R&D expenses approximated 8% in the third quarter of 2002, compared to 7% in the third quarter of 2001. R&D expenses as a percentage of total R&D expenditures (which includes both capitalized R&D and expensed R&D) was 66% and 77% for the three months ended September 30, 2002 and 2001, respectively.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses in the third quarter of 2002 increased $1.7 million, or 15%, to $13.7 million from $12.0 million for the same period in 2001. The increase was primarily due to costs incurred from our growing sales force and management and corporate support functions. As a percent of total revenue, selling, general and administrative expenses declined from approximately 21% in the third quarter of 2001 to 20% in the third quarter of 2002.

          AMORTIZATION OF INTANGIBLES.  Amortization of intangibles in the third quarter of 2002 decreased $10.0 million, or 58%, to $7.4 million from $17.4 million for the same period in 2001. The net decrease is the result of adopting SFAS 141 and 142, which require that unidentified goodwill and acquired workforce deemed to have indefinite lives no longer be amortized. Instead, such costs will be subject to annual impairment tests. The decrease is partially offset by an increase to amortization of intangibles resulting from the purchase of certain intangible assets from ChannelPoint, Inc. in April 2002 (See Liquidity and Capital Resources).  Future amortization expense relating to intangible assets is expected to be as follows (amounts in thousands):

For the three months ending December 31, 2002	$7,294
For the years ending:
2003	25,507
2004	16,723
2005	7,444
2006	138
2007	22

Total	$57,128

          INTEREST INCOME.  Interest income in the third quarter of 2002 decreased $238,000, or 29%, to $577,000 from $815,000 for the same period in 2001. The decrease is due primarily to lower yields on investments in 2002 compared with 2001.

          INTEREST EXPENSE.  Interest expense in the third quarter of 2002 increased $101,000, or 36%, to $383,000 from $282,000 for the same period in 2001. The net increase was primarily due to higher borrowings under our revolving line of credit and increased capital lease obligations.

          PROVISION FOR/BENEFIT FROM INCOME TAXES.  Provision for income taxes was $54,000 in the third quarter of 2002 compared to a benefit from income taxes of $1.6 million for the same period in 2001. This increase in income taxes reflects an $8.1 million improvement in net loss in the third quarter of this year, compared with the same period in 2001.

          RESTRUCTURING AND RELATED IMPAIRMENT CHARGES.  In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $235,000 restructuring charge in the third quarter of 2002 reflects severance costs related to planned workforce reductions.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

          REVENUE.  Total revenue in the first nine months of 2002 increased $38.5 million, or 25%, to $195.1 million from $156.6 million for the same period in 2001. Of this increase, $4.3 million was due to our acquisition of INFOTRUST Corp. (“Infotrust”) that occurred in the second quarter of 2001. The remaining increase of $34.2 million primarily resulted from organic growth in hosting and other outsourcing services and our consulting and software maintenance.

          Recurring revenue in the first nine months of 2002 increased $17.8 million, or 17%, to $120.9 million from $103.1 million for the same period in 2001. Of this increase, $3.9 million was generated by our acquisition of Infotrust. The remaining increase of $13.9 million primarily resulted from organic growth in our hosting and other outsourcing services and software maintenance revenue. Recurring revenue in the first nine months of 2002 includes $750,000 from IMS Health Incorporated, a related party.

          Non-recurring revenue in the first nine months of 2002 increased $20.7 million, or 39%, to $74.2 million from $53.5 million for the same period in 2001. Of this increase, $403,000 was generated by our acquisition of Infotrust. The remaining increase included $25.9 million in consulting revenue of which $11.4 million is related to software support services for UnitedHealth under a contract executed in April 2002 and $14.5 million is related to software implementation services for our payer customers. This increase was offset by a decrease of $5.6 million in one-time software license revenue. We anticipate a decrease in consulting revenue over the next several months as a result of declining minimum contractual revenue amounts over the term of the UnitedHealth contract. This anticipated decline in consulting revenue is not expected to adversely impact our overall revenue growth.  Revenue by customer segment and revenue mix are as follows (amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,

	2002		2001

Revenue by Customer Segment:
Provider	$12,627	6%	$12,203	8%
Payer	155,672	80%	114,368	73%
Benefits Administration	26,778	14%	30,003	19%

Total Revenue	$195,077	100%	$156,574	100%

Revenue Mix:
Recurring Revenue
Outsourced Business Services	$75,484	62%	$71,501	69%
Software Maintenance	45,435	38%	31,562	31%

Recurring Revenue Total	120,919	100%	103,063	100%

Non-recurring Revenue
Software License Fees	20,549	28%	$26,185	49%
Consulting Services	53,609	72%	27,326	51%

Non-recurring Revenue Total	74,158	100%	53,511	100%

Total Revenue	$195,077		$156,574

          COST OF REVENUE.  Cost of revenue in the first nine months of 2002 increased $22.8 million, or 21%, to $130.7 million from $107.9 million for the same period in 2001. Of this increase, $2.8 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $20.0 million was primarily due to the costs incurred to support the overall expansion of our hosting and outsourcing services business and costs required to support the increase in consulting services. As a percent of total revenue, cost of revenue approximated 67% in the first nine months of 2002 and 69% in the first nine months of 2001.

          Cost of recurring revenue in the first nine months of 2002 increased $8.2 million, or 11%, to $84.9 million from $76.7 million for the same period in 2001. Of this increase, $2.3 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $5.9 million was primarily due to the costs incurred to support our growing hosting and services business, as well as increased operation costs. As a percent of recurring revenue, cost of recurring revenue approximated 70% in the first nine months of 2002 and 74% in the first nine months of 2001.

          Cost of non-recurring revenue in the first nine months of 2002 increased $14.6 million, or 47%, to $45.8 million from $31.2 million for the same period in 2001. Of this increase, $508,000 was generated by our acquisition of Infotrust. The remaining increase of $14.1 million was primarily due to costs incurred to support the increase in consulting services resulting from a large contract with UnitedHealth.  As a percent of non-recurring revenue, cost of non-recurring revenue approximated 62% in the first nine months of 2002 and 58% in the first nine months of 2001. We anticipate that as consulting revenue declines over the next several quarters, the cost to support these revenues will also decline proportionately.

          RESEARCH AND DEVELOPMENT EXPENSES.  R&D expenses in the first nine months of 2002 increased $3.1 million, or 23%, to $16.4 million from $13.3 million for the same period in 2001. This increase was due primarily to increased costs related to software development for the payer and benefits administration markets.  As a percentage of total revenue, R&D expenses approximated 8% in the first nine months of 2002 and 9% in the first nine months of 2001. R&D expenses as a percentage of total R&D expenditures (which includes both capitalized R&D and expensed R&D) was 65% and 50% for the nine months ended September 30, 2002 and 2001, respectively.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative expenses in the first nine months of 2002 increased $2.7 million, or 7%, to $41.3 million from $38.6 million for the same period in 2001. Of this increase, $297,000 represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $2.4 million was primarily due to costs incurred to grow our sales force and to fund our annual payer and benefits administration conferences, which occurred in the second quarter of 2002. As a percent of total revenue, selling, general and administrative expenses declined from approximately 25% in the first nine months of 2001 to 21% in the first nine months of 2002.

          AMORTIZATION OF INTANGIBLES.  Amortization of intangibles in the first nine months of 2002 decreased $30.8 million, or 60%, to $20.8 million from $51.6 million for the same period in 2001. The net decrease is the result of adopting SFAS 141 and 142, which requires that unidentified goodwill and acquired workforce deemed to have indefinite lives no longer be amortized. Instead, such costs will be subject to annual impairment tests. The decrease is partially offset by a $1.4 million increase to amortization of intangibles resulting from the purchase of certain intangible assets from ChannelPoint, Inc. in April 2002 (See Liquidity and Capital Resources).

          INTEREST INCOME.  Interest income in the first nine months of 2002 decreased $417,000, or 25%, to $1.3 million from $1.7 million for the same period in 2001. The decrease is due primarily to lower yields on investments in 2002 compared with 2001.

          INTEREST EXPENSE.  Interest expense in the first nine months of 2002 increased $114,000, or 12%, to $1.1 million from $977,000 for the same period in 2001. The net increase was primarily due to higher borrowings under our revolving line of credit and increased capital lease obligations.

          BENEFIT FROM INCOME TAXES.  Benefit from income taxes was $2.7 million in the first nine months of 2002 compared to $9.7 million for the same period in 2001. The decrease in benefit reflects an improvement in net loss from 2001 to 2002.

          RESTRUCTURING AND RELATED IMPAIRMENT CHARGES.  In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $479,000 restructuring charge in the first nine months of 2002 reflects severance costs related to planned workforce reductions.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, public offerings of our common stock and cash obtained from our acquisitions.  As of September 30, 2002, we had cash, cash equivalents and short-term investments totaling $89.5 million, including $7.2 million in restricted cash.

          Cash provided by operating activities in the first nine months of 2002 was $19.6 million. Cash provided during this period resulted from net losses of $11.8 million, offset by approximately $30.4 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of acquired intangibles, and deferred taxes, and approximately $1.0 million in other net changes in operating assets and liability accounts. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year.

          Cash used in investing activities of $34.9 million in the first nine months of 2002 was primarily the result of our purchase of $11.2 million in property and equipment and software licenses, the net purchase of $14.5 million in short-term investments, $797,000 of payments for acquisition related charges, and $8.4 million for the purchase of intangible assets. In April 2002, we purchased certain intellectual property and equipment and hired certain personnel from ChannelPoint, Inc. In connection with this transaction, we signed a 32.5-month license and software support agreement with UnitedHealth. Under this contract, UnitedHealth paid a fee for certain rights to technology that we acquired from ChannelPoint, Inc. The purchase price and costs related to the ChannelPoint, Inc. assets, less the license fee from UnitedHealth, amounted to approximately $4.0 million.

          Cash provided by financing activities of $637,000 in the first nine months of 2002 was primarily the result of $6.3 million of proceeds from debt financings, $1.0 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and net proceeds on our revolving credit note of $856,000. These proceeds were reduced by payments made to reduce principal amounts under our equipment line of credit, notes payable and capital lease obligations of $7.5 million.

          In September 2001, we reduced the maximum amount that can be borrowed under our revolving credit note from $15.0 million to $14.0 million. The revolving credit note is collateralized by all of our receivables and expires in March 2004. Borrowings under the revolving credit note are limited to and shall not exceed 80% of qualified accounts as defined in the loan documents. Interest on the revolving credit note is prime plus 1%. Interest is payable monthly in arrears on the first business day of the month. The revolving credit note contains certain covenants, including minimum tangible net worth as defined in the loan documents and a minimum cash balance of $6.0 million. Our revolving credit note prohibits us from paying cash dividends without our lender’s prior consent. As of September 30, 2002, we had outstanding borrowings on the revolving credit note of $14.0 million.

          In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The ability to borrow under the lease line of credit, which had a limit of $2.0 million, expired as scheduled in December 2000. Borrowings under the lease line of credit at September 30, 2002 totaled approximately $341,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

          As of September 30, 2002, we have nine outstanding standby letters of credit in the aggregate amount of $7.2 million which serve as security deposits for certain capital leases, operating leases and a commitment to a customer. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

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

          In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of September 30, 2002, we were in compliance with these covenants and we had outstanding borrowings on the Secured Term Note of $3.6 million.

          In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2002, there was approximately $2.9 million principal balance remaining on the note.

          Based on the our current operating plan, we believe existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results, or cash flows.  We are exposed to market risk due to changes in United States interest rates. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2002, we have not used derivative instruments or engaged in hedging activities.

          The interest rate on our $14.0 million revolving credit facility is prime plus 1%. The revolving credit note expires in March 2004. As of September 30, 2002, we had outstanding borrowings on the revolving line of credit of $14.0 million.

          In September 2001, we executed a Secured Term Note with a lending institution for $6.0 million. Monthly principal payments are due on the first of each month for $200,000. Additionally, the note bears interest at prime plus 1% and is payable monthly in arrears. The note contains certain covenants that we must adhere to during the terms of the agreement, including a minimum tangible net worth and cash balance. As of September 30, 2002 we had outstanding borrowings on the Secured Term Note of $3.6 million.

          In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable and the note is due in November 2005. Interest accrues monthly at LIBOR plus 3.13%. As of September 30, 2002, we had outstanding borrowings of $341,000.

          Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 8% and 14%.

          We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future earnings, fair values or cash flows.

ITEM 4— CONTROLS AND PROCEDURES

          Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

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

THE TRIZETTO GROUP, INC.

Date: November 13, 2002	By:	/s/ MICHAEL J. SUNDERLAND

Michael J. Sunderland (Principal Financial Officer and Duly Authorized Officer)

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey H. Margolis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The TriZetto Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JEFFREY H. MARGOLIS

Jeffrey H. Margolis Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Sunderland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The TriZetto Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ MICHAEL J. SUNDERLAND

Michael J. Sunderland Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification of Form 10-Q