Form 10-K
period 2002-12-31
TRIZETTO GROUP INC
filed 2003-03-31
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value, and Series A Junior Participating Preferred Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported in the Nasdaq National Market System, was $266.3 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2003 was 46,089,469.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders.

THE TRIZETTO GROUP, INC.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2002

i

CAUTIONARY STATEMENT

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “forecasts”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors”. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

PART I

Item 1— Business

OVERVIEW

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans, benefits administrators and physician groups. In 2002, these market segments represented 81%, 13%, and 6% of our total revenue, respectively. As of December 31, 2002, we served approximately 488 customers.

The TriZetto Group, Inc. was incorporated in Delaware in May 1997 with the merger of two organizations: System One, a provider of online electronic-funds transfer technology, and Margolis Health Enterprises, a provider of technology consulting to healthcare organizations. The combination created a company dedicated to healthcare information technology products and services.

We completed our initial public offering in October 1999 and since that time, we have completed six acquisitions: Novalis Corporation, Finserv Health Care Systems, Inc., Healthcare Media Enterprises, Inc., Erisco Managed Care Technologies, Inc. (“Erisco”), Resource Information Management Systems, Inc. (“RIMS”), and Infotrust Company. For the specific date of acquisition, purchase price and consideration for each of these acquisitions, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Of the six acquisitions, the Erisco and RIMS acquisitions, completed in the fourth quarter of 2000, were the most significant. Erisco’s main product, Facets®, is the leading administrative system for managed health plans in the country. QicLink™, developed by RIMS, is the leading automated claims-processing system for benefits administrators. With these two acquisitions, TriZetto obtained a customer base with more than 100 million enrollees (40% of the U.S. insured population) and attained a leadership position in two of its target markets, payers and benefits administrators.

FINANCIAL INFORMATION

Please refer to Item 6, “Selected Financial Data”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for a review of revenue, net loss, and total assets for the last three years.

OUR STRATEGY

Rising healthcare costs are causing employers to shift more of the cost of healthcare benefits to employees. In turn, employees are demanding better service from their health plans, more information about doctors, hospitals and other providers, and more help navigating the healthcare delivery system. We believe that many health plans lack the technology and operational efficiency to operate in a more consumer-driven environment. Our strategy is to provide the healthcare expertise, technology and services that our customers need today and in the future. Key elements of our strategy include:

•	Help customers anticipate change and migrate toward a successful future. In 2002, we developed our vision of the future for three customer segments: health plans, benefits administrators, and preferred provider organizations (PPOs). We named these “futures” Health Plan 5.0, Benefits Administrator 5.0, and PPO 5.0. “5.0” has become the centerpiece of our sales strategy, supported by TriZetto’s comprehensive portfolio of solutions and a clear migration path for customers.

•	Offer a compelling value proposition. We are focused on offering a quantified, compelling value proposition that includes such advantages as reduced or more predictable information technology costs, more cost effective business processes, lower administrative costs, and more rapid return on investment. Our internal estimates, based on industry benchmarks and customer data, show that return on investment increases with the use of our proprietary software in combination with one or more of our outsourced services.

•	Offer market-leading enterprise software for health plans. We are investing in a major expansion of Facets, our flagship software for health plans, to help secure our lead in the market. The expanded product, called Facets Extended Enterprise™, or Facets e2™, will have limited availability in June 2003 and general availability in September 2003. Facets e2™ will have significant new functionality, including the capability to tailor benefit plans for each enrollee, integrated e-business and regulatory compliance functions, and architecture that can expand as the health plan grows. We also plan to continue making the investments required to maintain QicLink’s leadership position in the benefits administration market.

•	Deliver our technology in concert with a continuum of services that can transform a customer’s business. In addition to offering leading enterprise software, TriZetto offers complementary services that assist customers in achieving business success, including: overall IT strategy, software hosting, business process re-engineering, transaction processing (including claims, billing, enrollment, member services, physician credentialing, accounts receivable and collections), and IToutsourcing. These services, in combination with TriZetto’s technology and delivery capabilities, can transform a customer’s business.

•	Organize products and services around the customer’s main business cycles. Our solutions are being aligned with the way our customers operate internally. We have products and services that address the main business cycles of a health plan, which are: product development, revenue management, reimbursement management, customer service, network management, care management, risk management and general finance and administration.

•	Leverage our strategic relationships. We intend to leverage our current strategic relationships and enter into new relationships to expand our customer base and service offerings. We have established co-marketing and sales arrangements with third-party systems integrators and software vendors. As our customer base grows, we intend to expand and strengthen these relationships.

•	Selectively pursue acquisitions. We continually evaluate acquisitions of companies that could expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made six acquisitions. We may pursue additional acquisitions that create shareholder value.

OUR PRODUCTS AND SERVICES

Outsourced Services

In 2002, we derived approximately 37% of our total revenue from outsourced services. Our outsourced services fall into three categories, described in more detail below: software hosting and management, business process outsourcing, and IT outsourcing.

Software Hosting.    Software hosting includes integrating, hosting, monitoring and managing our proprietary Facets® and QicLink™ applications and other software applications from third party vendors. We deliver software on a cost-predictable subscription basis, through multi-year contracts that include guaranteed service levels.

Our hosted solutions free customers from capital investment in information technology, the operating costs associated with owning software and hardware, and the cost of managing their information infrastructure. Other advantages include rapid deployment, reliability, scalability, lower implementation risk and preservation of legacy systems. We estimate that our hosting services can save customers approximately 30% or more over the term of their contract with us, compared with the cost of implementing and maintaining software in-house.

Through our data centers in Colorado and Illinois, we host and maintain software for our customers on most of the widely used computing, networking and operating platforms. We provide access to our hosted applications across high-speed electronic communications channels, such as frame relay, virtual private networks or the Internet. Each center operates with state-of-the-art environmental protection systems to maintain high availability to host systems and wide area network access. Connection to our host application servers and services is provided using the industry standard TCP/IP protocol. We believe this provides the most efficient and cost-effective transport for information systems services, as well as simplified support and management. Our network connectivity infrastructure eliminates our customers’ need to manage and support their own computer systems, network and software.

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

Vendor Partner Relationships.    We have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare software vendors. These relationships range from perpetual, reusable software licenses and contracts to preferred installer agreements to informal co-marketing arrangements. We enter into relationships with software vendors in order to offer our customers a variety of solutions tailored to their unique information technology needs. Our relationships with our vendor partners are designed to provide both parties with numerous mutual benefits.

Business Process Outsourcing.    To complement our software hosting services, we also provide payers, benefits administrators, and physician groups with transaction processing services for typical back office functions, including claims, billing and enrollment. Customers typically outsource to us for the following reasons: to improve or maintain service, for more predictable costs, to take advantage of our larger scale, to reduce risk through our performance guarantees, to gain access to our technical and healthcare business expertise, and to become HIPAA compliant.

Our processing services include:

•	Benefit and Provider Configuration Rule Set-Up: We configure the customer’s software according to the customer’s specific benefit plans and provider payment arrangements.

•	Document Imaging/Electronic Data Interchange (EDI) Processing. We process claim forms, enrollment documents and other documents submitted via paper or EDI, and scan all images for electronic retrieval.

•	Medical, Dental, and Specialty Claims Processing. We process claims submitted for services under a variety of products and lines of business, adjust payments and coordinate benefits. We also generate, print and distribute claims payment checks and remittance notices to appropriate claimants.

•	Membership and Enrollment Processing. We set up employer group and individual membership information and process transactions regarding benefit plan selection, assignment of primary care physicians, membership changes. We also issue member identification cards and perform other related administrative tasks.

•	Premium Billing. We generate, print and mail invoices, post payments received on behalf of the health plan, and reconcile employer group and individual member accounts against billed amounts.

•	Broker Commissions and Provider Capitation. We configure our customer’s software to ensure that insurance brokers and capitated provider groups are paid according to their contracts. We also print and distribute commission checks and capitation payments.

•	Print and Mailing Services. We print and mail functional area output documents such as claims payment checks, remittance notices, premium invoices, broker commission checks and capitation payments along with supporting documentation.

These business processing services can be provided at the customer site or in our centralized processing locations. Approximately 300 employees are located at our various processing sites, providing services for customers using Facets® and third-party systems. Claims processing is the most commonly outsourced service, and in 2002 we processed approximately 4.4 million claims on behalf of our customers.

IT Outsourcing.    We provide a full range of IT management services to free clients from the responsibility of managing their technology infrastructure and staff. The four major parts of IT outsourcing are:

•	Outsourced Management Services—the basic services provided to every customer. This includes managing the IT staff, processes, and technology.

•	Information Technology Services—PC desktop support and service, telecommunications, basic systems security and centralized internal help desk operations.

•	Infrastructure Management Services—managing and operating the core technology infrastructure that supports a customer’s business. These services may be provided at our central connectivity center, at the customer site or at a third party location.

•	Software Management Services—managing, operating and supporting all or part of a set of software applications used by a customer. This service also includes data warehousing and reporting.

Enterprise Software

In 2002, we derived approximately 35% of our total revenue from proprietary software license and maintenance fees. We offer enterprise software on a licensed basis to healthcare payers and benefits administrators. The Facets®, Facts™ and QicLink™ applications are widely recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs. Our HealthWeb® modules allow customers to conduct electronic commerce over the Internet. Our NetworX™ application allows electronic claims repricing across multiple provider networks for health plans and PPOs. ClaimsExchange™ allows for the electronic exchange of information between health plans and PPOs. At December 31, 2002, our health plan software served approximately 123 customers, and our software for benefits administrators and PPOs served approximately 282 customers.

Out of our total revenue in 2002, 2001, and 2000, we spent 10%, 10% and 13%, respectively, on software development (expensed and capitalized), primarily for our proprietary software products.

Facets®.    Facets® is a widely implemented, scalable client/server solution for healthcare payers. Facets® allows payers to select from a variety of modules to meet specific business requirements — including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service and electronic commerce. We acquired Facets® in connection with our acquisition of Erisco in October 2000.

Facets® can also be combined with complementary software to address the enterprise-wide needs of a managed care organization. Facets® has been expanded through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, decision support, provider profiling, and Health Plan Employer Data Information set (HEDIS) reporting.

Facets® is available to customers on a license or hosted basis. We are currently investing in a major expansion of Facets®. The new product, called Facets Extended Enterprise™, or Facets e2™, will have limited availability in June 2003 and general availability in September 2003. Facets e2™ includes the following features and benefits for health plans:

•	Flexible, integrated technology to support multiple lines of business and new consumer-oriented products, such as defined-contribution plans and healthcare spending accounts;

•	Simplified entry of benefit plan information;

•	Enhanced views of customer service data;

•	Integrated HIPAA functionality to address standard electronic transactions and privacy regulations;

•	Full suite of e-business applications to facilitate online business transactions with plan members, physicians, employers and brokers;

•	New functions to support complex provider contracts and automated pricing of claims;

•	N-tiered, open architecture with a Web service layer and industry-standard protocols (e.g., SOAP, XML) to simplify integration of third-party applications; and

•	Choice of leading databases — Oracle, Microsoft SQL and Sybase.

Facts™.  Introduced in 1980, Facts™ is designed for the indemnity insurance market, specifically managed indemnity and group insurance. Facts™ software, which we acquired in our acquisition of Erisco, is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing and claims processing.

QicLink™.  We believe that QicLink™ is the nation’s most widely-used automated claims processing technology for benefits administrators. In 2002, QicLink™ used to process nearly 141 million claims annually, or over 8% of the non-pharmacy claims processed in the United States. QicLink™ automates and simplifies the claims adjudication, re-pricing and payment process, and is available to customers on a licensed or hosted basis. We acquired QicLink™ in connection with our acquisition of RIMS in December 2000.

HealthWeb®.  HealthWeb® allows health plans to exchange information and conduct business with physician groups, members, employers and brokers on a secure basis over the Internet. HealthWeb® is installed on the health plan’s web servers or offered on a hosted basis and then configured according to customer preferences.

HealthWeb® provides an effective way for health plans to reduce administrative costs and increase resources for medical services or other uses. Through its e-Service and e-Enroll modules, HealthWeb® creates an on-line “self-service” vehicle, reducing delays and phone calls and increasing customer satisfaction with prompt access to key information. HealthWeb®’s business-to-business transaction capabilities improve workflow and reduce costs throughout the healthcare system.

HealthWeb®’s electronic desktop is easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. HealthWeb® modules are designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication and many other transactions benefiting physician offices. The modules also support enrollment, demographic changes, primary care physician selection, identification card requests and other transactions for employers, brokers and health plan members.

Several new HealthWeb® modules have recently been released, including e-Quote, which automates rate quotes and proposals, proposals, and eBill, which automates premium billing and reconciliation. All HealthWeb® modules are being offered on a standalone basis. They will also be integrated with and offered as part of Facets Extended Enterprise.

NetworX™.  NetworX™ was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. NetworX™ is sold as a separate module, and its functionality is being integrated with Facets Extended Enterprise. NetworX™ complements ClaimsExchange™, which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange information online. ClaimsExchange™ allows access to electronic transaction routing between physician groups and payers 24 hours a day, seven days a week, such as exchange of re-priced claims, claims tracking and reporting capabilities.

Consulting Services

We derived 28% of our revenue from consulting services in 2002, mainly from implementations associated with our proprietary software, software hosting and other outsourcing contracts. As of December 31, 2002, we had approximately 259 consultants. Our consultants:

•	Analyze customers’ information technology capabilities and business strategies and processes and assist customers in achieving competitive advantage by managing information and data electronically.

•	Assist customers in installing and implementing software applications and technology products through systems analysis and planning, selection, design, construction, data conversion, testing, business process development, training and systems support.

•	Design, develop and implement healthcare management programs using a combination of business intelligence software and consulting to reduce medical costs, improve the quality of care delivered and increase member satisfaction.

•	Apply a proprietary methodology to assist customers in identifying deficiencies in complying with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and develop and implement solutions that assist customers in complying with HIPAA.

•	Assist customers in designing and implementing an effective electronic commerce strategy, including Internet portals, web sites, intranets and extranets that allow business-to-business and business-to-consumer transactions.

•	Assist customers in designing and implementing a business intelligence and data warehousing capability for the purpose of improving access to and organization of information required for management decision-making.

•	Assist customers in designing an effective customer relationship management (CRM) strategy and implementing software applications focused on enhancing customer acquisition, retention and expansion.

•	Through the Virtual Information Officer program, provide senior-level management services for customers who either do not employ their own information technology management or wish to supplement it.

SALES AND MARKETING

Our sales and marketing approach is to promote TriZetto as the single source for comprehensive healthcare information technology products and services. As of December 31, 2002, we had approximately 64 sales and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives with established track records, sells our entire range of offerings to current and prospective customers, including enterprise software, outsourced services, and consulting services. Separate sales teams have been established for the payer and benefits administration markets. The sales team for the payer market is divided into national and middle-market accounts. We have payer sales support teams for enterprise software and for outsourced services. The support teams are responsible for providing in-depth technical information to the customer or prospect, providing product demonstrations, and for negotiating customer contracts. To support the sales process, multi-disciplinary pursuit teams are established for each major prospect, spearheaded by a member of executive management.

Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our enterprise software, outsourced services, and consulting. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars and events. The marketing organization also develops and supports our corporate positioning and branding, coordinates market research, and handles all tradeshows, customer conferences and events.

Our consulting services group works closely with the sales organization to provide a consultative, executive selling approach that complements our sales program. This team of healthcare information technology professionals is trained in a proprietary assessment methodology that allows a quick and comprehensive analysis of a customer’s information technology capabilities and requirements. In conjunction with their consulting responsibilities, our consulting services group identifies opportunities to introduce customers to the broad range of applications and technology solutions available to them, including those that we offer.

CUSTOMER SERVICE

We believe that a high level of support is necessary to maintain long-term relationships with our customers. An account manager is assigned to each of our customers and is responsible for proactively monitoring customer satisfaction, providing customers with additional training and process-improvement opportunities, and coordinating issue resolution. We employ functional and technical support personnel who work directly with our account management team and customers to resolve technical, operational and application problems or questions. Our service desk provides a wide range of customer support functions. Our customers may contact the service desk through a toll-free number 24 hours a day, seven days a week. For non-urgent issues, customers can also enter incidents directly into the customer support system via the Internet.

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

We further leverage the capabilities of our support staff through the use of sophisticated software that tracks solutions to common computer and software-related problems. This allows our support staff to learn from the experience of other people within the organization and reduces the time it takes to solve problems. In addition, we provide customer support for our business process outsourcing services.

COMPETITION

The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methods, we develop, integrate and deliver packaged software applications, Internet connections, electronic communications infrastructure and IT consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare software application vendors, such as Quality Care Solutions, Inc., Platinum Equity, LLC (owns Amisys) and deNovis, Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

To be competitive, we must continue to enhance our products and services, as well as our sales, marketing and distribution channels to respond promptly and effectively to:

•	changes in the healthcare industry, including consolidation;

•	constantly evolving standards and government regulation affecting healthcare transactions;

•	the challenges of technological innovation and adoption;

•	evolving business practices of our customers;

•	our competitors’ new products and services;

•	new products and services developed by our vendor partners and suppliers; and

•	challenges in hiring and retaining information technology professionals.

BACKLOG

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance). We classify revenue from software license and consulting contracts as non-recurring. Such revenue is included in the backlog when the term of the software license or consulting contract exceeds 12 months.

Our total backlog at December 31, 2002, was approximately $587.6 million. The 12-month backlog at December 31, 2002, was approximately $177.8 million. For a breakout of total and 12-month backlog by recurring and non-recurring revenue, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. Unless we enter into new customer agreements that generate enough revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not indicate demand for our products and services and may not reflect actual revenue for any period in the future.

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

We could be subject to intellectual property infringement claims as we expand our product and service offerings and the number of competitors increases. Defending against these claims, even if not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay a substantial damage award and be forced to develop non-infringing technology, obtain a license or cease using the applications that contain the infringing technology or content. We may be unable to develop non-infringing technology or content or obtain a license on commercially reasonable terms, or at all.

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

SIGNIFICANT CUSTOMERS

As of December 31, 2002, we served approximately 488 customers. Altius Health Plans, Inc., UnitedHealth Group, Inc., The Regence Group, and QualChoice of Arkansas, Inc., each represented approximately 7%, 7%, 6% and 6%, respectively, of our total revenue for the twelve months ended December 31, 2002.

EMPLOYEES

As of December 31, 2002, we had approximately 1,941 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

AVAILABLE INFORMATION

Our website is located at www.trizetto.com. We make available free of charge through this website all of our SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

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

Our sales cycles are long and unpredictable.

We have experienced long and unpredictable sales cycles, particularly for contracts with large customers, or customers purchasing multiple products and services. Enterprise software typically requires significant capital expenditures by customers, and the decision to outsource IT-related services is complicated and time-consuming. Major purchases by large payer organizations typically range from 9 to 12 months or more from initial contact to contract execution. There can be no assurance that the prospects currently in our pipeline will sign contracts within a reasonable period of time or at all.

In addition, our implementation cycle has ranged from 12 to 24 months or longer from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort and financial resources preparing contract proposals, negotiating the contract and implementing the solution. We may not realize any revenue to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenue during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

We have a history of operating losses and cannot predict when, or if, we will achieve positive net income.

We have generated net losses in 15 of our past 16 quarters (through December 31, 2002). Although our revenue has grown in recent periods, we cannot assure you that our revenue will be maintained at the current level or increase in the future. In addition, we have a limited operating history and it is difficult to evaluate our business. Our stockholders must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets. We cannot assure you that we will achieve or sustain positive earnings on either a quarterly or annual basis.

We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. As a result, we may never achieve or sustain positive net income.

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

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of December 31, 2002, we were providing services to approximately 488 customers. Four of our customers, Altius Health Plans, Inc., UnitedHealth Group, Inc., The Regence Group, and QualChoice of Arkansas, represented an aggregate of approximately 26% of our total revenue for the twelve months ended December 31, 2002.

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

We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources and information systems. As of December 31, 2002, we had grown to approximately 1,941 employees, from approximately 75 employees and independent contractors in December 1997. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition and operating results.

Our acquisition strategy may disrupt our business and require additional financing.

Since inception, we have made several acquisitions and may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms.

We may be unable to successfully integrate companies that we have acquired or may acquire in the future in a timely manner. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the failure to successfully integrate acquisitions may divert management’s attention from our existing business and may damage our relationships with our key customers and employees.

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

Our need for additional financing is uncertain as is our ability to raise capital if required.

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

The proprietary and third party software products we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions or enhancements of our products. Significant technical challenges also arise with our products because our customers purchase and deploy those products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our costs would increase. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

•	loss of or delay in revenue and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.

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

We could lose customers and revenue if we fail to meet the performance standards and other obligations in our contracts.

Many of our service agreements contain performance standards. If we fail to meet these standards or breach other material obligations under our agreements, our customers could terminate their agreements with us or require that we refund part or all of the fees charged under those agreements. The termination of any of our material services agreements and/or any associated refunds could have a material adverse effect on our business, financial condition and operating results.

If our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results.

We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our hosted solutions or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

Performance or security problems with our systems could damage our business.

Our customers’ satisfaction and our business could be harmed if we, or our customers experience any system delays, failures or loss of data.

Although we devote substantial resources to meeting these demands, errors may occur. Errors in the processing of customer data may result in loss of data, inaccurate information and delays. Such errors could cause us to lose customers and be liable for damages. We currently process substantially all of our customers’ transactions and data at our data centers in Colorado and Illinois. Although we have safeguards for emergencies and we have contracted backup processing for our customers’ critical functions, the occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of telecommunication providers that have had periodic operational problems or experienced outages.

A material security breach could damage our reputation or result in liability to us. We retain confidential customer and patient information in our data centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $25 million for general liability and $10 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition and operating results. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

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

As we offer our hosted solution services and software to a greater number of customers and particularly to larger customers, we may require specialized computer equipment that can be difficult to obtain on short notice. Any delay in obtaining such equipment may prevent us from delivering large systems to our customers on a timely basis. We also rely on such equipment to meet required performance standards. If such performance standards are not met, we may be adversely impacted under our service agreements with our customers.

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

Our consulting services revenue represents a significant component of our total revenue and we anticipate that it will continue to represent a significant percentage of total revenue in the future. The level of consulting services revenue depends upon the healthcare industry’s demand for outsourced information technology services and our ability to deliver products that generate implementation and follow-on consulting services revenue. Our ability to increase services revenue will depend in part on our ability to increase the capacity of our consulting group, including our ability to recruit, train and retain a sufficient number of qualified personnel.

If we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications.

The market for our technology and services is highly competitive and rapidly changing and requires potentially expensive technological advances. We believe our ability to compete in this market will depend in part upon our ability to:

•	maintain and continue to develop partnerships with vendors;

•	enhance our current technology and services;

•	respond effectively to technological changes;

•	introduce new technologies; and

•	meet the increasingly sophisticated needs of our customers.

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

The success of Facets® e-business functions and individual HealthWeb® modules depend in part on the adoption of Internet solutions by health plan customers and their constituents (enrollees, employers, physicians and other providers). Adoption requires the acceptance of a new way of conducting business and exchanging information.

We expect Internet use to continue to grow in number of users and volume of traffic. The Internet infrastructure may be unable to support the demands placed on it by this continued growth. Our business could suffer substantially if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

•	inadequate development of the necessary infrastructure for communication speed, access and server reliability;

•	security and confidentiality concerns;

•	lack of development of complementary products, such as high-speed modems and high-speed communication lines;

•	implementation of competing technologies;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

•	government regulation.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc., Platinum Equity, LLC (owns Amisys) and deNovis, Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

Each of these types of companies can be expected to compete with us within the various segments of the healthcare information technology market. In addition, some of our third party software vendors may compete with us from time to time by offering their software on a licensed or hosted basis. Further, other entities that do not presently compete with us may do so in the future, including major software information systems companies, financial services entities or health plans.

We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and operating results.

The insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition.

Healthcare payers are often required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, healthcare payers are subject to risks that physician groups or associations within their organizations become subject to costly litigation or become insolvent, which may adversely affect the financial stability of the payer. If healthcare payers are unable to pay for our services because of their need to maintain cash reserves or failure to maintain balance sheet ratios or solvency, our ability to collect fees for services rendered would be impaired and our financial condition could be adversely affected.

Consolidation of healthcare payer organizations could decrease the number of our existing and potential customers.

There has been and continues to be acquisition and consolidation activity among healthcare payers. Mergers or consolidations of payer organizations in the future could decrease the number of our existing and potential customers. The acquisition of a customer could have a negative impact on our financial condition. A smaller overall market for our products and services could result in lower revenue.

Changes in government regulation of the healthcare industry could adversely affect our business.

During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to substantially reform Medicare, Medicaid, and the healthcare system in general have been or are being considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates and otherwise adversely affect the healthcare industry which could adversely impact our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“DHHS”) has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets, with compliance initially required by October 16, 2002. In December 2001, President Bush signed HR 3323 into law enabling covered entities under HIPAA to delay compliance with the standard transactions and code sets rule by one year until October 16, 2003. To qualify for the extension, covered entities were required to submit a compliance plan to the DHHS by October 16, 2002. The plan must include a budget, schedule, work plan and implementation strategy for achieving compliance. DHHS has also issued final HIPAA privacy regulations, with a scheduled compliance date of April 14, 2003, and final HIPAA security regulations. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

Our payer and provider customers must comply with HIPAA, its regulations and other applicable healthcare laws and regulations. In addition, we may be deemed to be a covered entity subject to HIPAA because we offer our customers products that convert data to a HIPAA compliant format. Accordingly, we must comply with certain provisions of HIPAA and in order for our products and services to be marketable, they must contain features and functions that allow our customers to comply with HIPAA and other healthcare laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, because HIPAA and its regulations have yet to be fully interpreted, our products may require modification in the future. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations, our business will suffer.

We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has imposed heightened scrutiny on billing and collection practices of healthcare providers and related entities, particularly with respect to potentially fraudulent billing practices, such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for our customers and for us. Any of these results could have a material adverse effect on our business, financial condition and operating results.

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

A number of legislative proposals have been made that would impose additional taxes on the sale of goods and services over the Internet. Although in October 1998 Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were specifically excluded from this moratorium.

Item 2—Properties

Facilities

As of December 31, 2002, we leased 28 facilities located in the United States. Our principal executive and corporate offices are located in Newport Beach, California. The data centers we use to serve customers are located in Greenwood Village, Colorado and Naperville, Illinois. Our leases have expiration dates ranging from 2003 to 2009. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Item 3—Legal Proceedings

In the normal course of business, we may be involved in litigation relating to claims arising out of our operations. In management’s opinion, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “TZIX” since October 8, 1999.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

Quarters Ended	High	Low
December 31, 2002	$7.80	$4.29
September 30, 2002	$8.00	$4.66
June 30, 2002	$12.54	$7.89
March 31, 2002	$14.33	$11.75
December 31, 2001	$13.30	$7.50
September 30, 2001	$13.26	$7.96
June 30, 2001	$15.00	$9.25
March 31, 2001	$15.75	$10.19

As of February 25, 2003, there were 170 holders of record based on the records of our transfer agent and approximately 4,947 beneficial owners of our common stock whose shares of our common stock are held in the names of various securities brokers, dealers and registered clearing agencies.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by us is restricted by our current bank credit facilities, which contain restrictions prohibiting us from paying any cash dividends without the bank’s prior approval.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Item 6—Selected Financial Data

The following selected consolidated financial data, except as noted herein, has been taken or derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein. We made acquisitions in 1999, 2000 and 2001, which affect comparability of all years.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue:
Recurring revenue	$5,300	$19,448	$61,811	$142,706	$159,178
Non-recurring revenue	6,131	13,478	27,245	75,466	105,972

Total revenue	11,431	32,926	89,056	218,172	265,150

Cost of revenue:
Recurring revenue	3,978	17,350	54,929	103,854	114,509
Non-recurring revenue	3,498	10,037	20,089	42,806	63,311

Total cost of revenue	7,476	27,387	75,018	146,660	177,820

Gross profit	3,955	5,539	14,038	71,512	87,330

Operating expenses:
Research and development	1,084	2,394	8,463	16,402	21,911
Selling, general and administrative	2,887	9,366	34,144	51,938	53,966
Amortization of goodwill and other intangible assets (1)	—	783	18,622	69,076	28,027
Write-off of acquired in-process technology (2)	—	1,407	1,426	—	—
Restructuring and related impairment charges (3)	—	—	—	12,140	651
Impairment of goodwill and other intangible assets (4)	—	—	—	—	131,019

Total operating expenses	3,971	13,950	62,655	149,556	235,574

Loss from operations	(16)	(8,411)	(48,617)	(78,044)	(148,244)
Interest income	210	527	1,394	2,048	1,609
Interest expense	(52)	(256)	(883)	(1,333)	(1,479)

Income (loss) before (provision for) benefit from income taxes	142	(8,140)	(48,106)	(77,329)	(148,114)
(Provision for) benefit from income taxes	(82)	213	5,848	16,175	(250)

Net income (loss)	$60	$(7,927)	$(42,258)	$(61,154)	$(148,364)

Net income (loss) per share:
Basic	$0.01	$(0.85)	$(1.80)	$(1.53)	$(3.28)

Diluted	$0.00	$(0.85)	$(1.80)	$(1.53)	$(3.28)

Shares used in computing net income (loss) per share:
Basic	4,937	9,376	23,444	40,094	45,256

Diluted	12,783	9,376	23,444	40,094	45,256

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, and short-term investments	$3,681	$24,806	$28,384	$84,633	$81,117
Total assets	8,720	68,418	363,751	390,721	237,996
Total short-term debt and capital lease obligations	80	1,857	14,555	19,607	17,921
Total long-term debt and capital lease obligations	645	2,728	4,440	9,699	15,116
Mandatorily redeemable convertible preferred stock (5)	6,449	—	—	—	—
Total stockholders’ (deficit) equity	(741)	51,296	269,430	280,955	137,414

(1)	As of January 1, 2002, we adopted the rules set forth in Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001, which states that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Effective January 1, 2002 goodwill, along with acquired workforce reclassified to goodwill in accordance with Statement 142, are no longer being amortized.

(2)	In connection with our acquisitions in 1999 and 2000, we wrote off $1.4 million during each of 1999 and 2000 of the total purchase price attributable to acquired in-process technology as technological feasibility of the products had not been established. See Note 12 of Notes to Consolidated Financial Statements for an explanation of the acquisitions and the acquired in-process technology.

(3)	In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. See Note 13 of Notes to Consolidated Financial Statements for an explanation of these restructuring initiatives.

(4)	After the end of the fourth quarter of 2002, our market capitalization decreased to a level that required us to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in an impairment charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that our other intangible assets might also be impaired as of December 31, 2002, and they were also tested for impairment in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The analysis resulted in an additional impairment charge of $33.5 million.

(5)	The mandatorily redeemable convertible preferred stock was converted to common stock at the time of our initial public offering in October 1999.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in Delaware in May 1997. Since completing our initial public offering in October 1999, we have completed the following acquisitions, all of which were accounted for using the purchase method of accounting:

Acquisition	Closing Date	Purchase Price	Consideration

Novalis Corporation	November 29, 1999	$18.1 million	Cash and stock
Finserv Health Care Systems, Inc.	December 22, 1999	$5.7 million	Cash and stock
Healthcare Media Enterprises, Inc. (“HME”)	January 11, 2000	$7.0 million	Cash and stock
Erisco Managed Care Technologies, Inc. (“Erisco”)	October 2, 2000	$228.4 million	Stock
Resource Information Management Systems, Inc. (“RIMS”)	December 1, 2000	$96.4 million	Cash and stock
Infotrust Company (“Infotrust”)	April 12, 2001	$15.1 million	Stock

On October 2, 2000, we acquired all of the issued and outstanding capital stock of Erisco from IMS Health Incorporated (“IMS Health”) and Erisco became our wholly owned subsidiary. The purchase price of approximately $228.4 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $5.5 million. At the time of the transaction, Erisco’s balance sheet included $32.0 million of cash. Pursuant to the merger agreement and related stockholders agreement, IMS Health has appointed one member to our Board of Directors.

On December 1, 2000, we acquired all of the issued and outstanding capital stock of RIMS, and RIMS became our wholly owned subsidiary. The purchase price of approximately $96.8 million consisted of 2,588,427 shares of common stock with a value of $21.20 per share, $3.0 million in cash, assumed liabilities of $32.8 million, which includes $13.7 million of deferred tax liability resulting from the differences between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of approximately $1.4 million. Of the

2,588,427 shares of common stock which were issued in connection with this acquisition, 517,685 shares of the common stock were held in escrow and released as scheduled in December 2001. In addition, we assumed employee stock options to purchase approximately 300,000 shares of our common stock valued at $4.7 million. In December 2001, an additional 647,107 contingent shares of common stock were issued in accordance with a market guarantee which had no effect on the purchase price or goodwill. A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease to goodwill of $438,000, therefore reducing the purchase price to approximately $96.4 million.

On April 12, 2001, we acquired all of the issued and outstanding shares of Infotrust from Trustco Holdings, Inc. and Infotrust became our wholly owned subsidiary. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which includes $1.6 million of deferred tax liability resulting from the difference between the book and tax bases of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which were issued in connection with this acquisition, 138,462 shares of the common stock were held in escrow and were subsequently released. A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease in goodwill of $143,900. In addition, the remaining balance of the acquisition accrual of $195,300 was reversed and recorded to goodwill, thus reducing the purchase price by a total of $339,200 to approximately $15.1 million.

Impairment of Goodwill and Other Intangible Assets.    Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002 and performed our initial impairment test as of March 31, 2002. Our first test did not reveal any indicators of impairment as of March 31, 2002. During the fourth quarter of 2002, we performed another test for impairment, which also did not reveal any indicators of impairment.

After the end of the fourth quarter of 2002, our market capitalization decreased to an amount below our book value prior to any impairment charges. As a result of this decrease, we concluded that sufficient indicators existed to warrant an analysis of whether any portion of our goodwill was impaired as of the fourth quarter of 2002. We engaged an independent valuation firm to perform a review of the value of our goodwill. Based on this independent valuation, which used a discounted cash flow valuation technique, we recognized an impairment charge of $97.5 million to our goodwill in the fourth quarter of 2002 net of a tax effect of $5.5 million.

Additionally, we performed a review of the value of our property, plant and equipment, capitalized research and development costs and other intangible assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Based on this review, we recognized an impairment charge of $33.5 million in the fourth quarter of 2002 related to certain intangible assets, as the value of the undiscounted cash flows expected to be generated by these assets over their useful lives did not exceed their carrying value as of December 31, 2002.

Restructuring and Related Impairment Charges.    In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, we announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and related impairment charges in 2001. Additional severance costs of $651,000 were charged to restructuring and related impairment charges in 2002. Such workforce reductions have been completed as of the fourth quarter 2002.

Facility closures include the closure of the facilities in Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures have been completed as of the fourth quarter 2002.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)

Accrued restructuring charges, December 31, 2002	$—	$1,382	$1,382

The remaining accrued restructuring balance of $1.4 million as of December 31, 2002, represents our future commitments related to our facility closures as noted above.

In addition to the workforce reductions and facility closures described above, we have discontinued certain business lines and have written off related assets. Specifically, we have discontinued certain website and software development activities and our hospital billing and accounts receivable business line and have written off the assets associated with these activities. We also wrote off assets in December 2001 associated with the closure of facilities. The following table summarizes our write-off of assets in December 2001 (in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total
Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

Critical Accounting Policies and Estimates

We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2002, approximately 60% of our total revenue was recurring and 40% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition”, AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended, and EITF Issue 00-21, “Multiple Element Arrangements”. Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method”. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted for on a time and material basis, or using the percentage of completion method, if contracted for on a fixed fee basis.

We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Total up-front fees outstanding as of December 31, 2002 were $1.7 million.

In July 2002, we renegotiated one of our contracts with an outsourcing services customer, resulting in a reimbursement to us of $5.1 million in cash. We had previously paid $6.0 million as an up-front fee when the contract was signed and had amortized approximately $900,000 of the amount at the time it was renegotiated. In return for the payment of $5.1 million, we agreed to lower our monthly service fees and to issue a $5.0 million letter of credit to the state in which the customer operates business, to maintain the customer’s regulatory capital requirement. The letter of credit is secured by $5.0 million of our cash, which is included in restricted cash. The face amount of the letter of credit may be reduced over time if the customer’s regulatory capital increases to certain prescribed levels and other conditions exist. We recorded no revenue or expense as a result of this transaction.

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

In accordance with FASB Statement No. 141, and Statement No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Instead, effective January 1, 2002, such amounts are subject to annual impairment tests, and the amount of any impairment will be written-off as an expense in the period such impairment is determined. Goodwill and intangible assets with indefinite lives are tested using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. After the end of the fourth quarter of 2002, we performed an evaluation of our goodwill under Statement 142 and determined that it was impaired as of December 31, 2002. As a result, we recognized an impairment charge of $97.5 million to our goodwill in the fourth quarter of 2002 net of a tax effect of $5.5 million. See “Overview—Impairment of Goodwill and Other Intangible Assets” for a discussion of this impairment charge. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review property, plant and equipment, capitalized research and development costs and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any), are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs and expected periods the assets will be utilized. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. After the end of the fourth quarter of 2002, we performed an evaluation of our long-lived assets under Statement 144 and determined that certain intangible assets were impaired as of December 31, 2002. As a result, we recognized an impairment charge of $33.5 million related to these assets in the fourth quarter of 2002. See “Overview— Impairment of Goodwill and Other Intangible Assets” for a discussion of the impairment charge. During 2003, we will continue to evaluate our intangible assets for impairment as events and circumstances warrant.

Recent Accounting Pronouncements

In June 2001, FASB issued Statement 141 and Statement 142, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Under Statement 142, goodwill was determined to have an indefinite life. Other intangible assets will continue to be amortized over their useful lives. We have adopted the rules set forth in Statement 142 on accounting for goodwill and other intangible assets effective as of January 1, 2002.

The following table presents the impact of Statement 142 on net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000, as if Statement 142 had been in effect for all years (in thousands, expect per share amounts):

	Years Ended December 31,
	2002	2001	2000
Reported net loss	$(148,364)	$(61,154)	$(42,258)
Add back amortization of goodwill and acquired workforce previously classified as an intangible asset	—	43,227	11,675

Adjusted net loss	$(148,364)	$(17,927)	$(30,583)

Basic and diluted net loss per share:
As reported	$(3.28)	$(1.53)	$(1.80)

As adjusted	$(3.28)	$(0.45)	$(1.30)

In October 2001, the FASB issued Statement 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. We adopted Statement 144 in 2002.

On December 31, 2002, FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting” (“Opinion 25”), to the entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. We have adopted the disclosure provisions of Statement 148 as of December 31, 2002. We have elected not to adopt the fair value measurement provisions of Statement 123.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification of Termination”.

Statement 146 establishes an accounting model for costs associated with exit or disposal activities based on the FASB’s conceptual framework for recognition and measurement of liabilities. Under this model, a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred, that is, when the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, is met, and be measured at fair value, consistent with FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”. This represents a significant change from the provisions of EITF 94-3 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, under which such costs were generally recognized in the period in which an entity committed to an exit plan or a plan of disposal, and which did not require the initial liability to be measured at fair value.

Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. We have adopted the rules set forth in Statement 146 effective as of January 1, 2003. There was no effect on our financial statements resulting from the adoption of Statement 146.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the FIN 45 which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. FIN 45

also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We have adopted the rules set forth in FIN 45 effective as of December 31, 2002. We did not have any outstanding guarantees issued after December 31, 2002 required to be recorded as obligations.

Revenue Information

Revenue by customer type and revenue mix for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows (in thousands):

	Years Ended December 31,
	2002		2001		2000
Revenue by customer type:
Provider	$16,276	6%	$16,418	8%	$17,809	20%
Payer	213,273	81%	160,211	73%	68,107	76%
Benefits administration	35,601	13%	41,543	19%	3,140	4%

Total revenue	$265,150	100%	$218,172	100%	$89,056	100%

Revenue mix:
Recurring revenue
Outsourced business services	$98,299	62%	$98,295	69%	$54,596	88%
Software maintenance	60,879	38%	44,411	31%	7,215	12%

Recurring revenue total	159,178	100%	142,706	100%	61,811	100%

Non-recurring revenue
Software license fees	32,131	30%	33,740	45%	1,194	4%
Consulting services	73,841	70%	41,726	55%	26,051	96%

Non-recurring revenue total	105,972	100%	75,466	100%	27,245	100%

Total revenue	$265,150		$218,172		$89,056

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance). We classify revenue from software license and consulting contracts as non-recurring. Such revenue is included in the backlog when the software license or consulting contract is more than 12 months long.

Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. Unless we enter into new customer agreements that generate enough revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not indicate demand for our products and services and may not reflect actual revenue for any period in the future.

Our 12-month and total backlog data are as follows (in thousands):

	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01	12/31/00
Twelve-month backlog:
Recurring revenue backlog	$149,400	$143,200	$143,900	$149,000	$148,700	$141,900	$136,900	$111,700	$112,000
Software backlog (non-recurring revenue)	28,400	41,400	44,900	26,000	25,900	23,300	27,600	22,300	14,000

Total	$177,800	$184,600	$188,800	$175,000	$174,600	$165,200	$164,500	$134,000	$126,000

Total backlog:
Recurring revenue backlog	$548,000	$545,400	$565,700	$592,300	$590,000	$501,000	$493,200	$391,900	$399,000
Software backlog (non-recurring revenue)	39,600	47,800	70,400	37,300	33,400	23,300	27,600	28,600	14,000

Total	$587,600	$593,200	$636,100	$629,600	$623,400	$524,300	$520,800	$420,500	$413,000

Total bookings equal the total dollar value of the contracts signed in the quarter. Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force. Total bookings for each of the quarters are as follows (in thousands):

	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01	12/31/00
Total bookings	$60,700	$22,800	$74,100	$33,300	$144,500	$38,800	$154,600	$44,700	$17,300

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

Revenue.    Total revenue in 2002 increased $47.0 million, or 22%, to $265.2 million from $218.2 million in 2001. Of this increase, $4.3 million was due to our acquisition of Infotrust Company (“Infotrust”) that occurred in the second quarter of 2001. The remaining increase of $42.7 million primarily resulted from organic growth in our software maintenance and consulting services.

Recurring revenue in 2002 increased $16.5 million, or 12%, to $159.2 million from $142.7 million in 2001. The increase was from organic growth in our software maintenance revenue totaling $16.5 million, as well as $3.9 million additional revenue generated by our acquisition of Infotrust. These increases were offset by an approximately $3.9 million decrease in revenue from our outsourced business services resulting from the loss of several outsourced business services payer and provider customers. The provider customers were eliminated because they were unprofitable; the payer customers were lost because they were acquired or went out of business. Recurring revenue in 2002 includes $1.0 million from IMS Health Incorporated, a related party.

Non-recurring revenue in 2002 increased $30.5 million, or 40%, to $106.0 million from $75.5 million in 2001. Of this increase, $403,000 was generated by our acquisition of Infotrust. The remaining increase is the result of $31.7 million in increased consulting revenue, of which $16.0 million is related to software support services for UnitedHealth under a contract executed in April 2002, and $15.7 million is related to software implementation services primarily for our payer customers. These increases were offset by a decrease of $1.6 million in software license revenue.

Cost of Revenue.    Cost of revenue in 2002 increased $31.1 million, or 21%, to $177.8 million from $146.7 million in 2001. Of this increase, $2.8 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $28.3 million was primarily due to the costs incurred to support the overall expansion of our hosted and software maintenance services and the costs required to support the increase in consulting services. As a percentage of total revenue, cost of revenue approximated 67% in both 2002 and 2001.

Cost of recurring revenue in 2002 increased $10.6 million, or 10%, to $114.5 million from $103.9 million in 2001. Of this increase, $2.3 million represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $8.3 million was primarily due to the costs incurred to support our hosted and software maintenance services. As a percentage of recurring revenue, cost of recurring revenue approximated 72% in 2002 and 73% in 2001. Cost of recurring revenue in 2002 and 2001 includes approximately $635,000 and $682,000 of amortization of deferred stock compensation, respectively.

Cost of non-recurring revenue in 2002 increased $20.5 million, or 48%, to $63.3 million from $42.8 million in 2001. Of this increase, $508,000 was generated by our acquisition of Infotrust. The remaining $20.0 million increase was the result of additional costs incurred to support the increase in software implementation services primarily for our payer customers, including $5.8 million in additional costs related to software support services for UnitedHealth under a contract executed in April 2002. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 60% in 2002 and 57% in 2001. Cost of non-recurring revenue in 2002 and 2001 includes approximately $590,000 and $553,000 of amortization of deferred stock compensation, respectively.

Research and Development (R&D) Expenses.    R&D expenses in 2002 increased $5.5 million, or 34%, to $21.9 million from $16.4 million in 2001. This increase was due primarily to increased costs related to software development for the payer and benefits administration markets. As a percentage of total revenue, R&D expenses approximated 8% in both 2002 and 2001. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $11.6 million in 2002 and $5.0 million in 2001) was 65% in 2002 and 77% in 2001. R&D expenses in 2002 and 2001 includes approximately $237,000 and $222,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2002 increased $2.1 million, or 4%, to $54.0 million from $51.9 million in 2001. Of this increase, $297,000 represented incremental costs associated with our acquisition of Infotrust. The remaining increase of $1.8 million represented the expansion of our sales force and corporate support functions. As a percentage of total revenue, selling, general and administrative expenses approximated 20% in 2002 and 24% in 2001. Selling, general and administrative expenses in 2002 and 2001 includes approximately $1.5 million and $1.6 million of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets in 2002 decreased $41.1 million, or 59%, to $28.0 million from $69.1 million in 2001. The net decrease is the result of our adoption of Statement 142 effective as of January 1, 2002, which requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized. Instead, such costs will be subject to annual impairment tests. The decrease is partially offset by a $2.2 million increase to amortization of intangible assets resulting from the purchase of certain assets from ChannelPoint, Inc. in April 2002 (See Liquidity and Capital Resources). Future amortization expense relating to intangible assets is expected to be as follows (in thousands):

For the years ending December 31,
2003	$10,740
2004	3,620
2005	2,038

Total	$16,398

Interest Income.    Interest income in 2002 decreased $439,000, or 21%, to $1.6 million from $2.0 million in 2001. The decrease is due primarily to lower yields on investments in 2002 compared with 2001.

Interest Expense.    Interest expense in 2002 increased $146,000, or 11%, to $1.5 million from $1.3 million in 2001. The increase was primarily due to a full year of interest expense on our Secured Term Note, executed in September 2001, and increased capital lease obligations in late 2001 and all of 2002. These increases were offset by a decrease in interest expense related to our revolving credit facility due to a decrease in the prime rate during 2002 compared to 2001.

Provision for (Benefit from) Income Taxes.    Provision for income taxes was $250,000 in 2002 compared to a benefit from income taxes of $16.2 million in 2001. The increase in tax expense from prior year is principally due to the write-off of impaired non-deductible goodwill and identified intangibles and the establishment of a valuation reserve against net deferred tax assets due to continued operating losses.

Restructuring and Related Impairment Charges.    In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $651,000 restructuring charge in 2002 reflects severance costs related to planned workforce reductions.

Impairment of Goodwill and Intangible Assets.    After the end of the fourth quarter 2002, our market capitalization decreased to a value less than our book value. The decrease in market value was an indicator that our goodwill was impaired and we performed additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in a charge to earnings of $97.5 million. The decrease in market capitalization was an indicator that our identifiable intangibles might also be impaired and they were also tested for impairment in accordance with Statement 144. This analysis resulted in an additional impairment charge of $33.5 million.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000.

Revenue.    Total revenue in 2001 increased $129.1 million, or 145%, to $218.2 million from $89.1 million in 2000. Of this increase, $11.3 million was generated by the acquisition of Infotrust and $100.3 million reflected the impact of a full year of operations of Erisco and RIMS, which we acquired in late 2000. The remaining increase of $17.5 million primarily represented growth in both our recurring and non-recurring outsourced business services revenue.

Recurring revenue in 2001 increased $80.9 million, or 131%, to $142.7 million from $61.8 million in 2000. Of this increase, $10.1 million was generated by our acquisition of Infotrust and $50.5 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $20.3 million primarily represented growth in our outsourced business services. Included in recurring revenue in 2001 is $1.0 million from IMS Health, a related party.

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

Cost of Revenue.    Cost of revenue in 2001 increased $71.7 million, or 96%, to $146.7 million from $75.0 million in 2000. Of this increase, $8.1 million represented incremental costs associated with our acquisition of Infotrust and $46.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $17.5 million was primarily due to the costs incurred to support the overall expansion of our outsourced business services and other costs required to support our increased consulting revenue. As a percentage of total revenue, cost of revenue approximated 67% in 2001 and 84% in 2000.

Cost of recurring revenue in 2001 increased $49.0 million, or 89%, to $103.9 million from $54.9 million in 2000. Of this increase, $6.9 million represented incremental costs associated with our acquisition of Infotrust and $27.0 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $15.1 million was due to additional expenses for personnel and facilities to support our growing outsourced business services, as well as increased network operation costs and software license fees. As a percentage of recurring revenue, cost of recurring revenue approximated 73% in 2001 and 89% in 2000. Cost of recurring revenue in 2001 and 2000 includes approximately $682,000 and $528,000 of amortization of deferred stock compensation, respectively.

Cost of non-recurring revenue in 2001 increased $22.7 million, or 113%, to $42.8 million from $20.1 million in 2000. Of this increase, $1.2 million represented incremental costs associated with our acquisition of Infotrust and $19.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $2.4 million was primarily due to the costs incurred to support the increased consulting revenues and one-time software license sales. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 57% in 2001 and 74% in 2000. Cost of non-recurring revenue in 2001 and 2000 includes approximately $553,000 and $294,000 of amortization of deferred stock compensation, respectively.

Research and Development Expenses.    Research and development expenses increased $7.9 million, or 94%, to $16.4 million from $8.5 million in 2000. The increase was primarily due to a full year of operations of Erisco and RIMS. As a percentage of total revenue, research and development expenses approximated 8% in 2001 and 10% in 2000. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $5.0 million in 2001 and $488,000 in 2000) was 77% in 2001 and 95% in 2000. R&D expenses in 2001 and 2000 includes approximately $222,000 and $69,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in 2001 increased $17.8 million, or 52%, to $51.9 million from $34.1 million in 2000. Of this increase, $1.4 million represented incremental costs associated with our acquisition of Infotrust and $10.1 million reflected the impact of a full year of operations of Erisco and RIMS. The remaining increase of $6.3 million was due primarily to growing our sales force and expanding our market presence while introducing new products and integrated solutions to the market. As a percentage of total revenue, selling, general and administrative expenses approximated 24% in 2001 and 38% in 2000. Selling, general and administrative expenses in 2001 and 2000 includes approximately $1.6 million and $1.0 million of amortization of deferred stock compensation, respectively.

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

Interest Income.    Interest income in 2001 increased $654,000, or 47%, to $2.0 million from $1.4 million in 2000. The increase was due to the investment of $47.6 million of net proceeds from the secondary offering of common stock completed in June 2001 and $7.2 million of net proceeds in connection with the exercise of the underwriters’ over-allotment option relating to the June public offering.

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

Selected Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2002. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
			(restated)	(restated)
	(in thousands, except per share data)
Revenue:
Recurring revenue	$30,323	$33,333	$39,407	$39,643	$39,784	$40,844	$40,291	$38,259
Non-recurring revenue	15,716	19,986	17,809	21,955	19,910	25,937	28,311	31,814

Total revenue	46,039	53,319	57,216	61,598	59,694	66,781	68,602	70,073

Cost of revenue:
Recurring revenue	24,271	24,734	27,701	27,148	28,205	29,047	27,636	29,621
Non-recurring revenue	9,656	11,473	10,091	11,586	12,194	15,814	17,817	17,486

Total cost of revenue	33,927	36,207	37,792	38,734	40,399	44,861	45,453	47,107

Gross profit	12,112	17,112	19,424	22,864	19,295	21,920	23,149	22,966

Operating expenses:
Research and development	4,844	4,720	3,768	3,070	5,431	5,577	5,432	5,471
Selling, general and administrative	13,010	13,574	11,987	13,367	13,264	14,252	13,748	12,702
Amortization of goodwill and other intangible assets	17,284	16,985	17,367	17,440	6,482	6,997	7,361	7,187
Restructuring and related impairment charges	—	—	—	12,140	79	165	235	172
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	—	131,019

Total operating expenses	35,138	35,279	33,122	46,017	25,256	26,991	26,776	156,551

Loss from operations	(23,026)	(18,167)	(13,698)	(23,153)	(5,961)	(5,071)	(3,627)	(133,585)
Interest income	408	450	815	375	325	351	577	356
Interest expense	(334)	(364)	(282)	(353)	(368)	(340)	(383)	(388)

Loss before benefit from (provision for) income taxes	(22,952)	(18,081)	(13,165)	(23,131)	(6,004)	(5,060)	(3,433)	(133,617)
Benefit from (provision for) income taxes	5,018	3,100	1,561	6,496	1,390	1,390	(54)	(2,976)

Net loss	$(17,934)	$(14,981)	$(11,604)	$(16,635)	$(4,614)	$(3,670)	$(3,487)	$(136,593)

Net loss per share:
Basic and diluted	$(0.50)	$(0.40)	$(0.27)	$(0.38)	$(0.10)	$(0.08)	$(0.08)	$(3.00)

Shares used in computing net loss per share:
Basic and diluted	35,764	37,298	43,356	43,834	44,919	45,094	45,430	45,574

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, public offerings of our common stock and cash obtained from our acquisitions. As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling $81.1 million, including $6.1 million in restricted cash.

Cash provided by operating activities in 2002 was $15.2 million. Net cash provided during this period resulted from net losses (cash used) of $148.4 million and approximately $14.3 million in other net changes (cash used) in operating assets and liability accounts, offset by approximately $177.9 million in non-cash charges (cash provided) such as depreciation and amortization, provision for doubtful accounts, reserve for sales returns, amortization of deferred stock compensation, amortization of intangibles, deferred taxes, and impairment charges. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year.

Cash used in investing activities of $39.8 million in 2002 was primarily the result of our purchase of $17.1 million in property and equipment and software licenses, the net purchase of $13.1 million in short-term investments, $1.0 million of payments for acquisition-related costs, and $8.6 million for the purchase of intangible assets. In April 2002, we purchased certain intellectual property and equipment and hired certain personnel from ChannelPoint, Inc. In connection with this transaction, we signed a 33-month license and software support agreement with UnitedHealth. Under this contract, UnitedHealth paid a fee for certain rights to technology that we acquired from ChannelPoint, Inc. The purchase price and costs related to the ChannelPoint, Inc. assets, less the license fee from UnitedHealth, amounted to approximately $4.0 million.

Cash provided by financing activities of $4.1 million in 2002 was primarily the result of $7.8 million of proceeds from capital leases, $15.0 million from our secured term note, and $1.8 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan. These proceeds were reduced by payments made to reduce principal amounts under our equipment line of credit, notes payable and capital lease obligations of $7.5 million, payments of $5.4 million on our secured term note, and net payments on our revolving credit facility of $7.6 million.

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

In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit had a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2002 totaled approximately $155,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. In October and December 2000, the Loan and Security Agreement and Revolving Credit Note were further amended to include Erisco and RIMS, respectively, as additional borrowers. The revolving credit facility is secured by all of the Company’s receivables. In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for the maximum principal amount of $14.0 million and an expiration date of March 2004. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of December 31, 2002, we had outstanding borrowing on the Revolving Credit facility of $5.5 million. As of December 31, 2002, we were in compliance with all of our debt covenants.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The first principal payment of $1.875 million is due in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of December 31, 2002, we had outstanding borrowings on the Secured Term Note of $15.0 million. As of December 31, 2002, we were in compliance with all of our debt covenants.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2002, there was approximately $2.8 million principal balance remaining on the note.

As of December 31, 2002, we have outstanding seven unused standby letters of credit in the aggregate amount of $6.1 million which serve as security deposits for certain capital leases, as well as a commitment to a customer. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

Contractual obligations	Total	Payments (including interest) Due by Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$17,927	$7,937	$9,990	—	—
Capital lease obligations	10,758	5,193	5,565	—	—
Operating leases	33,572	9,203	16,505	$7,864	—

Total contractual obligations	$62,257	$22,333	$32,060	$7,864	—

	Amount of Commitment Expiration Per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$5,655	$5,655	—	—	—
Standby letters of credit	6,093	6,093	—	—	—

Total other commercial commitments	$11,748	$11,748	—	—	—

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in United States interest rates and international index rates (LIBOR). This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2002, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is paid monthly in arrears. The revolving credit facility expires in December 2004. As of December 31, 2002, we had outstanding borrowings on the revolving line of credit of $5.5 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of December 31, 2002 we had outstanding borrowings on the Secured Term Note of $15.0 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2002, we had outstanding borrowings of $2.8 million.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 4% and 10%.

We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

Item 8—Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9—Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item is set forth under the caption “Election of Directors” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this Item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

Certain Transactions

The information required by this Item is set forth under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14—Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of a date within 90 days of the filing date of this Annual Report on 10-K. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective, alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls can not prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)	There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit Number	Description of Exhibit
2.1*

Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2*

Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3*

First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

3.1*

Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2*

Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3*

Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4*

Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

4.2*

Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

10.1*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3*

Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4*	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on August 18, 1999, File No. 333-84533)

10.5*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6*

Employment Agreement, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.7*

Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

Exhibit Number	Description of Exhibit
10.9*

Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10*

Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*

First Amended and Restated Investor Rights Agreement, dated April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis, TriZetto, and Series A and Series B Preferred Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*

Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13*

Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*

First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.15*

Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.16*

Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.17*

Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.18*	Form of Voting Agreement (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

10.19*

Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.20*

Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.21*

Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.22*

Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.23*

Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24*

Amendment No. 2 to Loan and Security Agreement, dated December 28, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.25*

Second Amended and Restated Revolving Credit Note, dated December 28, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

Exhibit Number	Description of Exhibit
10.26*

Bank One Credit Facility (including Promissory Note, Business Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit 10.21 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)

10.27*

Amendment to Bank One Credit Facility, dated June 22, 2000 (including Promissory Note Modification Agreement, Business Loan Agreement and Commercial Pledge and Security Agreement) (Incorporated by reference to Exhibit 10.27 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.28*

Amendment to Bank One Credit Facility, dated November 4, 2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.29*

Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.30*

Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No.000-27501)

10.31*

Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2001, File No.000-27501)

10.32*

Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

10.33*	Secured Term Note (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

10.34*	Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

10.35*	Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No.000-27501)

10.36	Amended and Restated Secured Term Note

10.37	Fourth Amended and Restated Revolving Credit Note

10.38	Amendment No. 4 to Loan and Security Agreement

10.39	Form of Restricted Stock Agreement Between TriZetto and Certain Employees

16.1*	Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No.000-27501)

21.1*	Current Subsidiaries of TriZetto

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

99.1	Certification of Form 10-K

99.2	Code of Ethics

*	Previously filed.

(b) Reports	On Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2003.

THE TRIZETTO GROUP, INC.

By:	/s/ JEFFREY H. MARGOLIS
Jeffrey H. Margolis,
President, Chief Executive Officer
and Chairman of the Board

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Jeffrey H. Margolis and Michael J. Sunderland, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of The TriZetto Group, Inc. for the year ended December 31, 2002 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY H. MARGOLIS	President, Chief Executive Officer and Chairman of the Board (Principal executive officer)	March 31, 2003
Jeffrey H. Margolis

/s/ MICHAEL J. SUNDERLAND	Senior Vice President of Finance and Chief Financial Officer (Principal financial and accounting officer)	March 31, 2003
Michael J. Sunderland

	Director	March 31, 2003
Lois A. Evans

/s/ THOMAS B. JOHNSON	Director	March 31, 2003
Thomas B. Johnson

/s/ WILLARD A. JOHNSON, JR.	Director	March 31, 2003
Willard A. Johnson, Jr.

/s/ PAUL F. LEFORT	Director	March 31, 2003
Paul F. LeFort

/s/ DONALD J. LOTHROP	Director	March 31, 2003
Donald J. Lothrop

	Director	March 31, 2003
Eric D. Sipf

/s/ DAVID M. THOMAS	Director	March 31, 2003
David M. Thomas

Certification of CEO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey H. Margolis, certify that:

1.	I have reviewed this annual report on Form 10-K of The TriZetto Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ JEFFREY H. MARGOLIS
Jeffrey H. Margolis Chief Executive Officer

Certification of CFO Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Sunderland, certify that:

1.	I have reviewed this annual report on Form 10-K of The TriZetto Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Michael J. Sunderland
Michael J. Sunderland Chief Financial Officer

The TriZetto Group, Inc. and Subsidiaries

Report of Independent Auditors

To the Board of Directors and Shareholders

of the TriZetto Group, Inc.

We have audited the accompanying consolidated balance sheets of The TriZetto Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

/s/ Ernst & Young LLP

Orange County, California

March 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of The TriZetto Group, Inc.

In our opinion, the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of The TriZetto Group, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000 when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of The TriZetto Group, Inc. and its subsidiaries for any period subsequent to December 31, 2000.

/s/    PRICEWATERHOUSECOOPERS LLP

Orange County, California

March 28, 2003

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$46,833	$67,341
Short-term investments	28,191	15,059
Restricted cash	6,093	2,233
Accounts receivable, less allowance for doubtful accounts of $8,448 and $6,236, respectively	32,847	32,223
Notes receivable from related parties	—	124
Prepaid expenses and other current assets	8,550	5,739
Income tax receivable	961	75
Deferred tax assets	—	6,738

Total current assets	123,475	129,532
Property and equipment, net	42,307	34,867
Capitalized software products, net	16,021	7,129
Intangible assets, net	16,398	70,082
Goodwill	37,579	141,620
Other assets	2,216	7,491

Total assets	$237,996	$390,721

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$7,937	$2,945
Equipment lease and revolving lines of credit	5,655	13,863
Capital lease obligations	4,329	2,799
Accounts payable	10,757	8,109
Accrued liabilities	30,774	23,414
Income taxes payable	—	1,049
Deferred revenue	21,692	31,208

Total current liabilities	81,144	83,387
Long-term notes payable	9,990	5,939
Other long-term liabilities	1,269	1,040
Capital lease obligations	5,126	3,605
Equipment lease line of credit	—	155
Deferred revenue	3,053	1,889
Deferred taxes	—	13,751

Total liabilities	100,582	109,766
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; shares authorized: 4,000 (5,000 authorized net of 1,000 designated as Series A Junior Participating Preferred); shares issued and outstanding: zero in 2002 and 2001	—	—
Series A Junior Participating Preferred Stock: $0.001 par value; shares Authorized: 1,000; shares issued and outstanding: zero in 2002 and 2001	—	—
Common stock: $0.001 par value; shares authorized: 95,000; shares issued and outstanding: 46,034 in 2002 and 45,299 in 2001	46	45
Additional paid-in capital	400,573	397,740
Notes receivable from stockholders	__	(41)
Deferred stock compensation	(2,317)	(4,265)
Accumulated deficit	(260,888)	(112,524)

Total stockholders’ equity	137,414	280,955

Total liabilities and stockholders’ equity	$237,996	$390,721

The accompanying notes are an integral part of these consolidated financial statements.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
Revenue:
Recurring revenue	$159,178	$142,706	$61,811
Non-recurring revenue	105,972	75,466	27,245

Total revenue	265,150	218,172	89,056

Cost of revenue:
Recurring revenue(1)	114,509	103,854	54,929
Non-recurring revenue(2)	63,311	42,806	20,089

Total cost of revenue	177,820	146,660	75,018

Gross profit	87,330	71,512	14,038

Operating expenses:
Research and development(3)	21,911	16,402	8,463
Selling, general and administrative(4)	53,966	51,938	34,144
Amortization of goodwill and other intangible assets	28,027	69,076	18,622
Write-off of acquired in-process technology	—	—	1,426
Restructuring and related impairment charges	651	12,140	—
Impairment of goodwill and other intangible assets	131,019	—	—

Total operating expenses	235,574	149,556	62,655

Loss from operations	(148,244)	(78,044)	(48,617)
Interest income	1,609	2,048	1,394
Interest expense	(1,479)	(1,333)	(883)

Loss before (provision for) benefit from income taxes	(148,114)	(77,329)	(48,106)
(Provision for) benefit from income taxes	(250)	16,175	5,848

Net loss	$(148,364)	$(61,154)	$(42,258)

Net loss per share:
Basic and diluted	$(3.28)	$(1.53)	$(1.80)

Shares used in computing net loss per share:
Basic and diluted	45,256	40,094	23,444

(1)	Cost of recurring revenue for the years ended December 31, 2002, 2001, and 2000, includes $635, $682 and $528 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the years ended December 31, 2002, 2001, and 2000, includes $590, $553 and $294 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the years ended December 31, 2002, 2001, and 2000, includes $237, $222 and $69 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the years ended December 31, 2002, 2001, and 2000, includes $1,491, $1,575 and $1,043 of amortization of deferred stock compensation, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Net loss	$(148,364)	$(61,154)	$(42,258)
Other comprehensive income:
Foreign currency translation (loss) gain	—	(8)	8

Comprehensive loss	$(148,364)	$(61,162)	$(42,250)

The accompanying notes are an integral part of these consolidated financial statements.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 1999	20,923	$20	$66,215	$(41)	$(5,786)	$—	$(9,112)	$51,296
Issuance of common stock to purchase Healthcare Media Enterprises, Inc.	223	—	5,189	—	—	—	—	5,189
Issuance of common stock to purchase Erisco Managed Care Technologies, Inc.	12,143	12	192,911	—	—	—	—	192,923
Issuance of common stock to purchase Resource Information Management Systems, Inc	2,588	3	54,862	—	—	—	—	54,865
Issuance of common stock in exchange for services	4	—	99	—	—	—	—	99
Value of options assumed for Resource Information Management Systems, Inc. acquisition	—	—	4,718	—	—	—	—	4,718
Issuance of stock warrants	—	—	1,716	—	—	—	—	1,716
Cancellation of Novalis Corporation escrowed shares	(114)	—	(2,206)	—	—	—	—	(2,206)
Deferred stock compensation related to restricted stock grants	325	—	5,070	—	(5,070)	—	—	—
Deferred stock compensation related to employee stock options	—	—	341	—	(341)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,934	—	—	1,934
Exercise of common stock options	443	—	316	—	—	—	—	316
Employee purchase of common stock	62	—	830	—	—	—	—	830
Foreign currency translation gain	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(42,258)	(42,258)

Balance, December 31, 2000	36,597	35	330,061	(41)	(9,263)	8	(51,370)	269,430
Issuance of common stock for Healthcare Media Enterprises, Inc	56	—	(57)	—	—	—	—	(57)
Issuance of common stock for Resource Information Management Systems, Inc.	647	1	(1)	—	—	—	—	—
Issuance of common stock to purchase Infotrust Company	923	1	12,889	—	—	—	—	12,890
Issuance of common stock related to secondary offering, net of offering costs of $800	6,348	7	54,828	—	—	—	—	54,835
Deferred stock compensation related to stock grants	48	—	(1,966)	—	1,966	—	—	—
Amortization of deferred stock compensation	—	—	—	—	3,032	—	—	3,032
Exercise of common stock options	510	1	653	—	—	—	—	654
Employee purchase of common stock	170	—	1,333	—	—	—	—	1,333
Foreign currency translation loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(61,154)	(61,154)

Balance, December 31, 2001	45,299	45	397,740	(41)	(4,265)	—	(112,524)	280,955
Issuance of common stock for Infotrust Company	66	—	—	—	—	—	—	—
Deferred stock compensation related to stock grants	90	—	1,005	—	(1,005)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	2,953	—	—	2,953
Exercise of common stock options	323	1	264	—	—	—	—	265
Employee purchase of common stock	256	—	1,564	—	—	—	—	1,564
Write-off of uncollectible notes receivable	—	—	—	41	—	—	—	41
Net loss	—	—	—	—	—	—	(148,364)	(148,364)

Balance, December 31, 2002	46,034	$46	$400,573	$—	$(2,317)	$—	$(260,888)	$137,414

The accompanying notes are an integral part of these consolidated financial statements.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(148,364)	$(61,154)	$(42,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts and sales allowance	3,638	5,918	1,357
Common stock issued for services rendered	—	—	99
Amortization of deferred stock compensation	2,953	3,032	1,934
Amortization of deferred stock warrants	—	241	82
Write-off of acquired in-process technology	—	—	1,426
Forgiveness of notes receivable	68	30	29
Deferred tax benefit	(647)	(16,371)	(5,636)
Loss on disposal of property and equipment	16	1,312	234
Depreciation and amortization	12,794	8,771	5,262
Amortization of goodwill and other intangible assets	28,027	69,076	18,622
Impairment of other assets	—	1,389	—
Impairment of goodwill and other intangible assets	131,019	5,716	—
Changes in assets and liabilities (net of acquisitions):
Restricted cash	(3,860)	(733)	(1,500)
Accounts receivable	(4,565)	(17,531)	(1,639)
Prepaid expenses and other current assets	(2,946)	(217)	(1,339)
Income tax receivable	(886)	—	(9)
Notes receivable	207	1,929	357
Accounts payable	2,648	(1,501)	3,700
Accrued liabilities	7,875	5,586	3,531
Deferred revenue	(8,352)	14,253	3,931
Other assets	(4,378)	(13,547)	(739)

Net cash provided by (used in) operating activities	15,247	6,199	(12,556)

Cash flows from investing activities:
(Purchase) sale of short-term investments, net	(13,132)	(12,040)	4,168
Purchase of property and equipment and software licenses	(17,081)	(12,736)	(7,328)
Purchase of intangible assets	(8,568)	(241)	(2,206)
Acquisitions, net of cash acquired	—	846	27,392
Payment of acquisition-related costs	(1,026)	(2,542)	(7,265)

Net cash (used in) provided by investing activities	(39,807)	(26,713)	14,761

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	54,835	—
(Repayment of) proceeds from revolving line of credit, net	(7,644)	1,706	11,438
Proceeds from debt financing	—	3,120	—
Payments on notes payable	(3,022)	(1,020)	(9,689)
Proceeds from term note	15,000	6,000	4,000
Payments on term note	(5,400)	(600)	(4,000)
Proceeds from equipment line of credit	—	—	1,855
Payments on equipment line of credit	(717)	(651)	(565)
Proceeds from capital lease	7,752	854	—
Payments on capital leases	(3,745)	(2,233)	(1,382)
Employee exercise of stock options and purchase of common stock	1,828	1,987	1,146

Net cash provided by financing activities	4,052	63,998	2,803

Net (decrease) increase in cash and cash equivalents	(20,508)	43,484	5,008
Effect of exchange rate changes on cash and cash equivalents	—	(8)	8
Cash and cash equivalents at beginning of year	67,341	23,865	18,849

Cash and cash equivalents at end of year	$46,833	$67,341	$23,865

The accompanying notes are an integral part of these consolidated financial statements

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company

The TriZetto Group, Inc. (the “Company”), was incorporated in the state of Delaware on May 27, 1997. The Company is a provider of remotely hosted software applications, both third-party packaged and proprietary software, and related services used primarily in the healthcare industry. The Company also develops and supports software products for the healthcare industry. Additionally, the Company offers an Internet browser application that serves as a portal for the exchange of healthcare information and services over the Internet. The Company provides access to its hosted solutions either through the Internet or through traditional networks. The Company markets and sells its software and services to customers primarily in the United States.

2.    Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Liquidity and capital resources

The Company has incurred net losses of $148.4 million, $61.2 million and $42.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, and has an accumulated deficit of $260.9 million at December 31, 2002. The Company has generated cash from operating activities of $15.2 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively, and used cash from operating activities of $12.6 million for the year ended December 31, 2000. The Company has funded its financial needs primarily through the net proceeds received through its initial public offering in 2000 and secondary offering in 2001, as well as other equity (Note 9), debt financings (Note 6), and its cash flows from operating activities during both 2002 and 2001. Also, in connection with the Company’s acquisition of Erisco Managed Care Technologies, Inc. in October 2000 (Note 12), the Company acquired a cash balance of approximately $32.0 million. The Company has total cash and cash equivalents, short-term investments, and restricted cash of $81.1 million and net working capital of $42.3 million at December 31, 2002. Based on the Company’s current operating plan, management believes existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company’s working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of individual accounts.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the revenues and accounts receivable balances from customers in excess of 10% of total revenues and total accounts receivable balances, respectively:

	Years Ended December 31,
	2002	2001	2000
Revenues:
Company A	—	—	15%
Company B	—	—	15%
Company C	—	—	—

	Years Ended December 31,
	2002	2001	2000
Accounts Receivable:
Company A	—	—	—
Company B	—	—	—
Company C	—	—	10%

As of December 31, 2002, the Company had approximately $1.2 million in accounts receivable from Maxicare Health Plans, Inc. (“Maxicare”). In May 2001, Maxicare filed a Chapter 11 petition for relief under the federal Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. As of December 31, 2002, the Company believes its allowance for doubtful accounts is adequate should the Maxicare receivable become fully uncollectible.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

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

Restricted cash

Restricted cash consists of $6.1 million in a money market fund that is used as collateral against letters of credits issued for certain capital leases and a commitment to a customer.

Property and equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, equipment and software are depreciated over three to twenty years and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over their estimated useful lives or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets

Under Financial Accounting Standards Board (“FASB”) Statement Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively, goodwill and intangible assets deemed to have

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indefinite lives are no longer be amortized but, instead, are subject to annual impairment tests in accordance with the rules. Effective as of January 1, 2002, the Company has adopted these rules. Other intangible assets arising from the Company’s acquisitions consist of customer lists, core technology, consulting contracts, tradenames and intellectual property, which are being amortized on a straight-line basis over their estimated useful lives of two to five years. Software technology rights are being amortized on a straight-line basis over the lesser of the contract term or five years.

Long-lived assets

Long-lived assets and intangible assets, including enterprise level goodwill, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and all other significant obligations have been fulfilled. The Company’s revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2002, approximately 60% of the Company’s total revenue was recurring and 40% was non-recurring.

The Company generates recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for the Company’s proprietary software products. Recurring revenue is billed and recognized monthly over the contract term, typically three to seven years. Many of the outsourcing services agreements contain performance standards thatrequire us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Cash for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition”, AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition”, SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP 97-2”, as amended, as well as the conclusions of EITF Issue 00-21, “Multiple Element Arrangements”. Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method”. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. The Company also generates non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of the Company’s proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, if contracted for on a time and material basis, or using the percentage of completion method, if contracted for on a fixed fee basis.

Research and development expense

Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feasibility has been established, at which time any future production costs are properly capitalized and amortized to the cost of revenue based on current and future revenue over the remaining estimated economic life of the product.To the extent that amounts capitalized for R&D become impaired due to the introduction of new technology, such amounts will be written-off.

Capitalized software products

Software development costs for new software and for enhancements to existing software are expensed as incurred until the establishment of technological feasibility. These costs include compensation paid to engineering personnel and fees to outside contractors and consultants. Software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized as capitalized software products and amortized to cost of revenues on a straight-line basis over the estimated useful life of the related products, which is generally deemed to be five years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $977,000, $130,000 and $9,000, respectively, and is included in cost of revenue.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $2.7 million, $3.4 million and $1.2 million, respectively.

Stock-based compensation

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation costs of $1.0 million, $1.5 million and $1.6 million in 2002, 2001 and 2000, respectively, are reflected in net loss, net of related tax effect, as a result of the amortization of deferred stock compensation recorded in 2000 and prior representing the difference between the exercise price and estimated fair value of the Company’s common stock on date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(148,364)	$(61,154)	$(42,258)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	686	1,038	1,103
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6,205)	(5,655)	(4,020)

Pro forma net loss	$(153,883)	$(65,771)	$(45,175)

Net loss per share
Basic and diluted, as reported	$(3.28)	$(1.53)	$(1.80)
Basic and diluted, pro forma	$(3.40)	$(1.64)	$(1.93)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of loss per share

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

	Years Ended December 31,
	2002	2001	2000
Basic:
Net loss	$(148,364)	$(61,154)	$(42,258)

Weighted average common shares outstanding	45,256	40,094	23,444

Net loss per share	$(3.28)	$(1.53)	$(1.80)

Diluted:
Net loss	$(148,364)	$(61,154)	$(42,258)

Weighted average common shares outstanding	45,256	40,094	23,444

Total weighted common stock and common stock equivalents	45,256	40,094	23,444

Net loss per share	$(3.28)	$(1.53)	$(1.80)

Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares (in thousands):

	Years Ended December 31,
	2002	2001	2000
Shares held in escrow	20	158	686
Options to purchase common stock	6,378	6,128	5,170
Unvested portion of restricted stock	200	241	325
Warrants	300	300	300

	6,898	6,827	6,481

Comprehensive income (loss)

The Company has adopted the provisions of FASB Statement No. 130, “Comprehensive Income” (“Statement 130”). Statement 130 establishes standards for reporting and display of comprehensive income (loss) and its components for general-purpose financial statements. Comprehensive income (loss) is defined as net income (loss) plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income (loss) in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“Statement 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Under Statement 142, goodwill was determined to have an indefinite life. Other intangible assets will continue to be amortized over their useful lives. The Company has adopted the rules set forth in Statements 141 and 142 on accounting for goodwill and other intangibles effective as of January 1, 2002.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss and net loss per share for the years ended December 31, 2002, 2001 and 2000, adjusted to exclude goodwill amortization, was as follows (in thousands, expect per share data):

	Years Ended December 31,
	2002	2001	2000
Reported net loss	$(148,364)	$(61,154)	$(42,258)
Add back amortization of goodwill and acquired workforce previously classified as an intangible asset	—	43,227	11,675

Adjusted net loss	$(148,364)	$(17,927)	$(30,583)

Basic and diluted net loss per share:
As reported	$(3.28)	$(1.53)	$(1.80)

As adjusted	$(3.28)	$(0.45)	$(1.30)

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”. The Company has adopted Statement 144 as of December 31, 2002.

On December 31, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 25, “Interim Financial Reporting” (“Opinion 25”), to the entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. The Company has adopted the disclosure provisions of Statement 148 as of December 31, 2002. The Company has elected not to adopt the fair value measurement provisions of Statement 123.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification of Termination”.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement 146 establishes an accounting model for costs associated with exit or disposal activities based on the FASB’s conceptual framework for recognition and measurement of liabilities. Under this model, a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred, that is, when the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, is met, and be measured at fair value, consistent with FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”. This represents a significant change from the provisions of EITF 94-3 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, under which such costs were generally recognized in the period in which an entity committed to an exit plan or a plan of disposal, and which did not require the initial liability to be measured at fair value.

Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted the rules set forth in Statement 146 effective as of January 1, 2003. There was no effect on the Company’s financial statements resulting from the adoption of Statement 146.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the FIN 45 which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted the rules set forth in FIN 45 effective as of December 31, 2002. The Company did not have any outstanding guarantees issued after December 31, 2002, required to be recorded as obligations.

3.    Property and Equipment

Property and equipment, net, consist of the following:

	December 31,
	2002	2001
	(in thousands)
Computer equipment	$28,102	$21,574
Furniture and fixtures	5,661	5,507
Equipment	4,915	4,744
Software	21,496	11,759
Leasehold improvements	3,492	3,235

	63,666	46,819
Less: Accumulated depreciation	(21,359)	(11,952)

	$42,307	$34,867

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $11.1 million, $8.0 million and $4.6 million, respectively. Included in property and equipment at December 31, 2002 is equipment acquired under capital leases totaling approximately $17.3 million, and related accumulated depreciation of $6.1 million. In connection with the Company’s restructuring, the Company recognized an impairment of its property and equipment of $1.4 million for the year ended December 31, 2001.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following:

	December 31,
	2002	2001	2000
	(in thousands)
Intangible assets not subject to amortization as of January 1, 2002
Goodwill	$188,162	$190,240	$199,394
Less: Accumulated amortization	(47,542)	(48,620)	(11,983)
Less: Impairment of goodwill	(103,041)	—	—

	37,579	141,620	187,411

Intangible assets subject to amortization
Customer lists	38,946	38,764	37,961
Core technology and intellectual property	56,855	52,994	52,713
Consulting contracts	125	125	—
Software licenses	2,983	3,188	2,947
Tradenames	9,343	9,343	8,870

	108,252	104,414	102,491
Less: Accumulated amortization	(58,314)	(34,332)	(8,295)
Less: Impairment of intangible assets	(33,540)	—	—

	16,398	70,082	94,196

	$53,977	$211,702	$281,607

For the year ended December 31, 2000, the Company recorded $162.3 million in goodwill in connection with its acquisition of Erisco Managed Care Technologies, Inc. (“Erisco”) in October 2000 (Note 12) and Resource Information Management Systems, Inc. (“RIMS”) in December 2000 (Note 12). For the year ended December 31, 2001, the Company recorded $4.1 million in goodwill in connection with its acquisition of Infotrust Company in April 2001 (Note 12).

In connection with the Company’s restructuring, the Company recognized an impairment of its goodwill relating to its acquisitions of Creative Business Solutions, Inc., Finserv Health Care Systems, Inc. and Healthcare Media Enterprises, Inc. of $5.7 million for the year ended December 31, 2001.

The Company tested goodwill using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill as of March 31, 2002 and did not have an identification of potential impairment of its goodwill as of December 31, 2002. After the fourth quarter of 2002, the Company’s market capitalization decreased to a value that was less than its book value prior to any impairment charges. That decrease led the Company to conclude that there were sufficient indicators to warrant an analysis of whether any portion of the Company’s recorded goodwill was impaired in the fourth quarter of 2002. The Company engaged an independent valuation firm to perform a review of the value of goodwill as of December 31, 2002. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $97.5 million impairment charge net of the tax effect of $5.5 million.

Additionally, the Company performed a review of the value of its other intangible assets in accordance with Statement 144. Based on the Company’s review, a $33.5 million impairment charge was recognized on the Company’s intangible assets at December 31, 2002 as the value of undiscounted cash flows expected to be generated by these assets over their useful lives did not exceed their carrying value as of December 31, 2002. During 2003, the Company will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

Amortization expense recorded for the years ended December 31, 2002, 2001 and 2000 related to the intangible assets that are subject to amortization was $28.7 million, $26.5 million and $7.6 million, respectively. The estimated aggregate amortization expense related to these intangible assets for the next three fiscal years is as follows (in thousands):

For the Periods Ending December 31,
2003	$10,740
2004	3,620
2005	2,038

Total	$16,398

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accrued Liabilities

Accrued liabilities consist of the following:

	Years Ended December 31,
	2002	2001
	(in thousands)
Accrued payroll and benefits	$17,924	$13,328
Accrued professional fees	2,034	628
Accrued acquisition expenses	446	1,071
Restructuring and related impairment charges	1,488	3,601
Other	8,882	4,786

	$30,774	$23,414

6.    Notes Payable and Lines of Credit

In November 2001, the Company entered into an agreement with a financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR plus 3.13%. As of December 31, 2002, there was approximately $2.8 million principal balance remaining on the note.

In September 2000, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. In October and December 2000, the Loan and Security Agreement and Revolving Credit Note were further amended to include Erisco and RIMS, respectively, as additional borrowers. The revolving credit facility is secured by all of the Company’s receivables. In September 2001, the Revolving Credit Note and the Loan and Security Agreement were amended to provide for the maximum principal amount of $14.0 million and an expiration date of March 2004. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which the Company must adhere during the terms of the agreement. These covenants require the Company to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in the Company’s operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit the Company from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in the Company’s operating plan during any consecutive 6-month period. As of December 31, 2002, the Company had outstanding borrowing on the Revolving Credit facility of $5.5 million. As of December 31, 2002, the Company was in compliance with all of its debt covenants.

In September 2001, the Company executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The first principal payment of $1.875 million is due in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of December 31, 2002, the Company had outstanding borrowings on the Secured Term Note of $15.0 million. As of December 31, 2002, the Company was in compliance with all of its debt covenants.

In March 2001 through August 2001, the Company entered into an agreement for premium insurance financing for a total of $778,000. The notes bore interest between 8.47% and 9.25% per annum. The debt was paid in full in February 2002.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 1999, the Company entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases. The lease line of credit had a limit of $2.0 million and expired as scheduled in December 2000. Borrowings under the lease line of credit at December 31, 2002 totaled approximately $155,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

In January 1999, the Company entered into a financing agreement for $675,000 in order to acquire a software license. The non-interest bearing note (imputed interest rate of 7.80%) is due in sixty equal monthly installments but no later than January 2004. Borrowings under the financing agreement are collateralized by the software that the Company purchased with the note proceeds. At December 31, 2002, there was approximately $140,000 principal balance remaining on the note.

In connection with the acquisition of Creative Business Solutions, Inc. and HealthWeb Systems, Ltd. in February 1999 (Note 12), the Company issued notes of $270,000. The notes bore interest at 8.00% per annum and the interest was payable annually in arrears. Fifty percent of the principal balance was payable on the first anniversary and fifty percent was payable on the second anniversary of the issue date. The debt was paid in full in February 2001.

In March 1999, the Company entered into a revolving line of credit agreement with a financial institution. In October 1999, the Company entered into a subsequent agreement which increased the amount available under the line of credit. In June 2002, the line of credit was increased to a total capacity of $8.0 million and expired in November 2002. Borrowings under the line of credit bear interest at prime plus 0.50% and are collateralized by corresponding cash balances on deposit classified as restricted cash on the balance sheet. Interest is payable monthly as it accrues. The line of credit agreement contains covenants that the Company must adhere to during the term of the agreement including restrictions on the payment of dividends. As of December 31, 2002, there were no outstanding borrowings on the line of credit.

As of December 31, 2002, the Company has outstanding seven unused standby letters of credit in the aggregate amount of $6.1 million which serve as security deposits for certain of the Company’s capital leases, as well as a commitment to a customer. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

Notes payable and lines of credit consist of the following at December 31:

	Notes Payable		Lines of Credit
	2002	2001	2002	2001
Revolving credit facility of $20.0 million, interest at prime plus 1% (5.25% at December 31, 2002) or a fixed rate per annum equal to LIBOR plus 3.25% (4.63% at December 31, 2002) at Borrower’s option, payable monthly in arrears	$—	$—	$5,500	$13,145
Equipment lease line of credit, secured by equipment, due in monthly installments through June 2003, interest rates between 9.72% and 10.18%	—	—	155	873
Financing agreement, collateralized by software license purchased (imputed interest rate of 7.80%), due in equal monthly installments through January 2004	140	259	—	—
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (4.51% at December 31, 2002)	2,787	3,096	—	—
Notes payable of $778,000 issued for premium insurance financing, due in monthly installments through February 2002, interest rates between 8.47% and 9.25%	—	124	—	—
Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% (5.25% at December 31, 2002) or a fixed rate per annum equal to LIBOR plus 3.25% (4.63% at December 31, 2002) at Borrower’s option, payable quarterly in arrears.	15,000	5,400	—	—

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Notes Payable		Lines of Credit
	2002	2001	2002	2001
Other obligations due in monthly installments through October 2002, with interest rates up to prime plus 1.5%	—	5	—	—

Total notes payable and lines of credit	17,927	8,884	5,655	14,018
Less: Current portion	(7,937)	(2,945)	(5,655)	(13,863)

	$9,990	$5,939	$—	$155

Future principal payments of notes payable at December 31, 2002 are as follows:

For the Periods Ending December 31,	Notes Payable	Lines of Credit
2003	$7,937	$5,655
2004	7,837	—
2005	2,153	—

	17,927	5,655
Less: Current portion	(7,937)	(5,655)

	$9,990	$—

7.    Related Party Transactions

In April 1998, the Company issued a note receivable to an officer of the Company. The note accrued interest at 6.5% per annum. The principal and accrued interest was forgiven annually over a four-year period beginning April 30, 1999, provided the officer was an employee of the Company. In the twelve months ended December 31, 2002, the remaining balance of $25,000 plus accrued interest was written-off.

In June 1999, the Company entered into an agreement with Garte & Associates, Inc. pursuant to which the Company would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. Harvey Garte, the Company’s Vice President of Corporate Development, is the sole stockholder of Garte & Associates, Inc. In 1999, the Company paid a total of $256,000 to Garte & Associates, Inc. in connection with the Company’s acquisitions of Novalis Corporation in November 1999 (Note 12) and Finserv Health Care Systems, Inc. in December 1999 (Note 12). In 2000, the Company paid or accrued a total of $615,000 to Garte & Associates, Inc. in connection with the Company’s acquisitions of Healthcare Media Enterprises, Inc. in January 2000 (Note 12), Erisco Managed Care Technologies, Inc. in October 2000 (Note 12) and Resource Information Management Systems, Inc. in December 2000 (Note 12). In 2001, the Company paid a total of $262,170 in connection with the Company’s acquisition of Infotrust Company in April 2001 (Note 12) and other special projects. In 2002, the Company paid a total of $164,000 in connection with the Company’s acquisition of ChannelPoint, Inc. assets.

In November 1999, in connection with the acquisition of Novalis Corporation (Note 12), the Company received notes receivable in the aggregate amount of $475,000 from the eight former stockholders of Novalis. The notes represented the former stockholders’ agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The notes accrued interest at 8.0% per annum and were payable in full one year from the date of acquisition. As of December 31, 2002, the remaining balance on the note is $111,000, consisting of principal and interest, for which an allowance was recorded for the full amount of the receivable.

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc., the Company entered into a software license agreement with IMS Health Incorporated (“IMS Health”) to which IMS would pay three annual installments of $1.0 million each for a total of $3.0 million. As of December 31, 2002, $3.0 million of cash payments have been received and a total of $2.2 million was recognized as recurring revenue through December 31, 2002. IMS Health has beneficial ownership of 12,142,857 shares of common stock representing approximately 26% of the shares of common stock outstanding of 46,034,319 as of December 31, 2002.

In December 2001, in connection with the acquisition of Resource Information Management Systems, Inc. (“RIMS”), the

Company carried on a facility lease agreement with Mill Street Properties for the rental of the 500 Technology Drive, Naperville, IL facility for a future commitment of $3.1 million, of which monthly base rent, including utilities, is $82,403. As of December 31, 2002, the future commitment was $1.2 million scheduled to end on February 28, 2004. Thomas Heimsoth and Terry Kirch, co-founders of RIMS, are also co-owners of Mill Street Properties.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating and capital leases, respectively, with various expiration dates through 2009. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $8.1 million, $8.2 million and $4.0 million, respectively. These amounts are net of sublease income of $136,000, $172,000 and $78,000, respectively.

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2002 are as follows (in thousands):

For the Periods Ending December 31,	Capital Leases	Operating Leases
2003	$5,193	$9,203
2004	3,897	7,192
2005	1,668	5,659
2006	—	3,654
2007	—	2,486
Thereafter	—	5,378

Total minimum lease payments	10,758	$33,572

Less: Interest	(1,303)
Less: Current portion	(4,329)

	$5,126

From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s consolidated financial condition or its consolidated results of operations.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Stockholders’ Equity

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

In July 2001, in connection with the exercise of the underwriters’ over-allotment option relating to the secondary offering, the Company issued 828,000 shares of common stock, at a price of $9.25 per share, that raised approximately $7.2 million, net of underwriting discounts, commissions and other offering costs. In connection with the exercise of the underwriters’ over-allotment option, an additional 72,000 shares of common stock of the Company were sold by selling stockholders at $9.25 per share, for which the Company received no proceeds.

At December 31, 2002, the Company had reserved approximately 9,194,000 shares of common stock for issuance upon exercise of stock options, warrants and for shares issuable under the Employee Stock Purchase Plan. Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of preferred stockholders. The holders of each share of common stock are entitled to one vote.

Stock option plan

In May 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”) under which the Board of Directors or the Compensation Committee may issue incentive and non-qualified stock options to employees, directors and consultants. The Compensation Committee has the authority to determine to whom options will be granted, the number of shares and the term and exercise price. Options are to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. The options generally vest and become exercisable annually at a rate of 25% of the option grant over a four year period. The term of the options will be no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

On November 30, 2000, in connection with the Resource Information Management Systems, Inc. (“RIMS”) acquisition (Note 12), the Company adopted the RIMS Stock Option Plan based primarily upon RIMS’ existing non-statutory stock option plan. Unless previously terminated by the stockholders the Plan shall terminate at the close of business on January 1, 2009, and no options shall be granted under it thereafter. Such termination shall not affect any option previously granted. Upon a business combination by the Company with any corporation or other entity, the Company may provide written notice to optionees that options shall terminate on a date not less than 14 days after the date of such notice unless theretofore exercised. In connection with such notice, the Company may, in its discretion, accelerate or waive any deferred exercise period.

Activity under the two plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Outstanding Options			Weighted Average Exercise Price
		Number of Shares	Exercise Price	Aggregate Price
Balances, December 31, 1999	461	3,479	$ 0.25 – $29.75	$16,337	$4.70
Additional options reserved	3,200	—
Granted	(2,386)	2,386	12.68 – 63.25	47,735	20.00
Adopted and assumed	—	300	7.02	2,107	7.02
Exercised	—	(425)	0.25 – 14.50	(312)	0.73
Cancelled	570	(570)	0.25 – 57.50	(7,751)	13.58

Balances, December 31, 2000	1,845	5,170	0.25 – 63.25	58,116	11.24
Additional options reserved	1,800	—
Granted	(2,345)	2,345	9.25 – 13.08	26,900	11.47
Exercised	—	(510)	0.25 – 6.50	(653)	1.28
Cancelled	877	(877)	0.25 – 57.50	(13,547)	15.45

Balances, December 31, 2001	2,177	6,128	0.25 – 63.25	70,816	11.56

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares Available for Grant	Outstanding Options			Weighted Average Exercise Price
		Number of Shares	Exercise Price	Aggregate Price
Additional options reserved	800	—
Granted	(1,156)	1,156	4.95 – 15.00	13,819	11.96
Exercised	—	(323)	0.25 – 12.81	(265)	0.82
Cancelled	582	(582)	0.25 – 57.50	(8,047)	14.71

Balances, December 31, 2002	2,403	6,379	$0.25 – $63.25	$76,323	$11.89

The options outstanding and currently exercisable by exercise price at December 31, 2002 are as follows (in thousands, except per share data):

	Options Outstanding At December 31, 2002			Options Exercisable At December 31, 2002
Range of Exercise Price	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/02	Weighted Average Exercise Price
$ 0.25 – $ 2.60	843	5.98	$0.83	662	$0.72
4.95 – 6.50	369	7.11	6.27	259	6.46
7.02 – 7.50	249	7.56	7.11	200	7.02
9.25 – 12.59	2,610	8.64	11.59	413	11.15
12.69 – 15.25	1,901	7.78	14.63	917	14.73
17.81 – 20.25	234	7.06	19.89	167	19.99
35.44 – 38.98	81	7.07	36.33	40	36.33
57.50 – 63.25	92	7.13	58.76	31	57.50

	6,379	7.80	$11.89	2,689	$10.50

At December 31, 2002, 2001 and 2000 options exercisable under the Plan were 2,688,938, 1,610,493 and 943,299, respectively. The weighted average fair values of options granted during 2002, 2001 and 2000 were $5.31, $5.39 and $9.31, respectively.

The fair value of each option granted prior to October 9, 1999, the date of the Company’s initial public offering, was estimated on the date of grant using the minimum value method. Thereafter, the fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

	Years Ended December 31,
	2002	2001	2000
Expected volatility	50%	50%	50%
Risk-free interest rate	3.00%	5.00%	6.00%
Expected life	4 years	4 years	4 years
Expected dividends	—	—	—

Employee Stock Purchase Plan

In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan, of which 112,109 remain available for issuance at December 31, 2002. Employees are eligible to participate once they have been employed for at least 90 days before the offering period and are employed for at least 20 hours per week. Employees who own more than 5% of the Company’s outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000.

The Stock Purchase Plan was implemented by six-month offerings with purchases occurring at six-month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan were 256,333 in 2002 at a weighted average purchase price of $6.10 per share.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred stock compensation

The Company recorded deferred stock compensation related to stock options granted to employees where the exercise price is lower than the fair market value of the Company’s common stock on the date of the grant. Total deferred compensation recorded for these options was zero in both 2002 and 2001, and $341,000 in 2000. Additionally, the Company recorded deferred stock compensation in the amount of $164,000 related to the issuance of restricted stock to certain employees of one of its customers in May 2000, $4.9 million in connection with the acquisitions of Erisco and RIMS in October and December 2000, $647,000 related to the issuance of restricted stock to certain employees in connection with performance bonuses in 2001, and $1.1 million in 2002 related to the issuance of restricted stock to certain employees to encourage continued service with the Company, for a total of $6.8 million — see “Restricted Stock”. The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock award. Amortization of deferred stock compensation expense was $3.0 million, $3.0 million and $1.9 million in 2002, 2001 and 2000, respectively.

Warrants

In September 2000, the Company issued warrants to purchase 300,000 shares of the Company’s common stock, at an exercise price of $13.50 per share and, in return, received warrants to purchase 100,000 shares of common stock of Maxicare Health Plans, Inc. at an exercise price of $1.50 per share, in connection with consummation of an Application Services Provider (hosted) agreement. The warrants were immediately exercisable upon issuance and expire in 2005. The values of the warrants issued and received were determined using a Black Scholes option pricing model with the following assumptions:

	Warrants Issued	Warrants Received
Term	5 years	5 years
Expected dividends	—	—
Exercise price	$13.50	$1.50
Grant date stock price	$12.06	$1.31
Expected volatility	50%	53%
Risk-free interest rate	5.91%	5.91%

The $1,716,000 net value of the warrants exchanged was being amortized on a straight-line basis over the agreement term as a reduction of recurring revenue. A total of $323,000 and $82,000 was charged against recurring revenue as of December 31, 2001 and 2000, respectively. As of December 31, 2001 it was determined that the warrants no longer had value and, therefore the net balance of $1.4 million at December 31, 2001 was expensed as restructuring and related impairment charges.

As of December 31, 2002, the Company has reserved 300,000 shares of its common stock for the exercise of these warrants.

Shareholder rights plan

In September 2000, the Company’s Board of Directors adopted a shareholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, distributed to stockholders of record on or after October 19, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an initial exercise price of $75 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price, common stock of the Company having a market value at that time of twice the Right’s exercise price. If the Company is later acquired in a merger or similar transaction, all holders of Rights (other than the Acquiring Person) may, for $75.00, purchase shares of the acquiring corporation with a market value of $150.00. Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation IMS Health Incorporated (Note 12), and as a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on October 2, 2010, unless earlier redeemed by the Board at $0.001 per Right.

The holders of Series A Junior Participating Preferred Stock in preference to the holders of common stock, shall be entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash in an

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount per share equal to 100 times the aggregate per share amount of all cash dividends or non-cash dividends other than a dividend payable in share of common stock.

Each share of Series A Junior Participating Preferred Stock shall entitle its holder to 100 votes.

Restricted stock

In May 2000, the Company issued 13,700 shares of restricted stock pursuant to restricted stock agreements with non-employees. In addition, the Company recorded a $164,000 charge to deferred stock compensation. Pursuant to the agreements, the Company shall cancel any unvested shares of common stock upon termination of services. Shares subject to the agreements vest over a four-year period, in equal annual installments, commencing on the first anniversary of the agreement date. The fair value of the restricted stock is determined based on a Black-Scholes pricing model at each reporting period. As of December 31, 2002, 4,250 shares had vested and the Company had cancelled 5,200 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. (“Erisco”), the Company issued 231,404 shares of restricted stock to certain employees of Erisco. In addition, the Company recorded a $3.5 million charge to deferred stock compensation. Of the 231,404 shares, 115,702 of the shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The remaining 115,702 shares vest over a three-year period commencing on December 31, 2001 if certain revenue and operating income goals are achieved for the prior year. As of December 31, 2002, 154,269 shares had vested. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. (“RIMS”), the Company issued 82,553 shares of restricted stock to certain employees of RIMS. In addition, the Company recorded a $1.4 million charge to deferred stock compensation. The shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. As of December 31, 2002, 51,445 shares had vested and the Company had cancelled 6,526 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In February 2001, in connection with performance bonuses, the Company issued 53,117 restricted shares of common stock to three employees. In addition, the Company recorded a $647,000 charge to deferred stock compensation. The shares subject to the agreement vest over a two-year period, in equal installments, commencing on December 31, 2001, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise. As of December 31, 2002, 53,117 shares had vested.

In January 2002, the Company issued 76,220 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $972,000 charge to deferred stock compensation. The shares subject to the agreement vest over a four-year period, in equal installments, commencing on January 1, 2003, as long as the individual remains employed by the Company. In the event the employee is terminated by the Company without cause prior to the second anniversary date of the agreement, one-half of the shares shall become fully vested upon the termination date. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In April 2002, the Company issued 6,000 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $68,000 charge to deferred stock compensation. The shares subject to the agreement vest over a three-year period, in equal installments, commencing on April 18, 2003, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In September 2002, the Company issued 12,000 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $56,000 charge to deferred stock

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation. The shares subject to the agreement vest over a four-year period, in equal installments, commencing on September 26, 2003, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

10.    Income Taxes

The components of the benefit from income taxes are as following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(555)	$107	$(242)
State	1,452	89	30

	897	196	(212)

Deferred:
Federal	395	(14,152)	(4,989)
State	(1,042)	(2,219)	(647)

	(647)	(16,371)	(5,636)

Total tax expense (benefit)	$250	$(16,175)	$(5,848)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001, are as follows (in thousands):

	December 31, 2002		December 31, 2001
	Current	Long Term	Current	Long Term
Deferred tax assets:
Reserves and accruals	$6,529	$—	$6,299	$—
Deferred revenue	—	—	124	—
Deferred compensation	—	323	—	—
Other	268	553	315	—
Net operating losses and capital losses	—	22,111	—	16,428
Tax credits	—	1,009	—	2,625

Deferred tax assets	6,797	23,996	6,738	19,053

Deferred tax liabilities:
Deferred revenue	(627)	—	—	—
Leases	—	(6)	—	(13)
Depreciation	—	(2,610)	—	(628)
Capitalized software	—	(7,122)	—	—
Acquired intangible assets	—	(3,282)	—	(32,163)

Deferred tax liabilities	(627)	(13,020)	—	(32,804)
Net deferred tax assets before valuation allowance	6,170	10,976	6,738	(13,751)
Valuation allowance	(6,170)	(10,976)	—	—

Net deferred tax assets (liabilities)	$—	$—	$6,738	$(13,751)

The valuation allowance on the deferred tax assets was $17.1 million and zero as of December 31, 2002 and 2001, respectively. The valuation allowance increased during 2002 due to the Company’s continued operating losses. If and when the Company decreases the valuation allowance on its deferred tax asset, approximately $16.0 million will be allocated to a tax benefit with the remaining $1.1 million as an adjustment to equity for the benefit of employee stock option exercises.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the statutory rate as shown in the following schedule:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Tax benefit at federal statutory rate	$(50,358)	$(26,290)	$(16,356)
State income taxes, net of federal benefit	271	(1,529)	(2,405)
Change in valuation allowance	15,712	—	7,343
Goodwill amortization	—	10,190	3,434
Goodwill impairment	33,142	1,824	—
Amortization of deferred stock compensation	464	1,637	657
Write off of acquired in-process technology	—	—	485
Tax credits	910	(1,740)	—
Other	(394)	—	—
Nondeductible items and other	503	(267)	994

	$250	$(16,175)	$(5,848)

Federal tax loss and tax credit carryforwards at December 31, 2002 are approximately $60.2 million and $1.0 million, respectively. The federal tax loss and tax credit carryforwards will start to expire beginning in 2010 and 2011, respectively. State tax loss carryforwards at December 31, 2002 are approximately $38.0 million. The state tax loss carryforwards will start to expire beginning in 2003.

In 2002, the Company was notified by the Internal Revenue Service (“IRS”) that the IRS plans to examine the Company’s September 30, 2000 federal tax return. As of December 31, 2002, the examination had not commenced. While the ultimate outcome of the audit is unknown, in the opinion of management, its results will not have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

11.    Employee Benefit Plan

In January 1998, the Company adopted a defined contribution plan (the “401k Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Employees are eligible to participate the first day of the month following 30 days of employment. Eligible employees may make voluntary contributions to the 401k Plan of up to 15% of their annual compensation, not to exceed the statutory limit.

Effective January 1, 2001, the Company provides a matching contribution to the 401k Plan in the amount of $0.50 for each $1.00 contributed to the Plan, up to 6% of pay. Employees must be employed on the last day of the Plan Year (December 31) to receive the match. The match has a three-year vesting period after which the employee will be 100% vested. The Company contributed $2.0 million to the 401k plan in 2002. The Company did not make contributions to the 401k plan in 2001 and 2000.

12. Acquisitions

Creative Business Solutions, Inc.

In February 1999, the Company acquired all of the outstanding shares of Creative Business Solutions, Inc. (“Creative Business Solutions”), an Internet solutions development company specializing in the integration of healthcare information technology and contract programming solutions, and its majority owned subsidiary, HealthWeb Systems, Ltd. (“HealthWeb”), an Internet software and portal development company specializing in customized healthcare applications. The Company also acquired the remaining minority interest in HealthWeb. The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The purchase price of approximately $3.3 million consisted of approximately $1.4 million in cash, 655,000 shares of common stock, notes payable of $270,000, assumed liabilities of $527,000 and acquisition costs of approximately $100,000. Included in the 655,000 shares of common stock issued in the acquisition were 131,000 shares held in escrow to secure indemnification obligations of the Creative Business Solutions and HealthWeb shareholders to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement. Such shares were released from escrow in February 2001. The

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the 655,000 shares of common stock issued in the acquisition was determined to be $1.1 million. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $2.5 million, of which $484,000 was allocated to acquired in-process technology and $2.1 million was allocated to goodwill, acquired workforce and customer list. An independent valuation was performed to determine the fair value of the identifiable intangible assets, including the portion of the purchase price attributed to the acquired in-process technology. At the date of acquisition, the Company determined the technological feasibility of HealthWeb’s product was not established, and accordingly, wrote off the corresponding amount based on the percentage of completion at the acquisition date to acquired in-process technology. Approximately $650,000 in research and development had been spent by HealthWeb up to the date of the acquisition in an effort to develop the technology to produce a commercially viable product and to develop future releases with additional functionality, and the Company expected to introduce the final product by the end of 1999. The actual expense associated with the research and development of the HealthWeb product from the date of the acquisition through the end of 1999, when the product was released, was approximately $936,000.

In December 2001, the net balance for goodwill and other intangible assets of $1.0 million was expensed as restructuring and related impairment charges (Note 13).

Novalis Corporation

In November 1999, the Company acquired all the outstanding shares of the Novalis Corporation (“Novalis”). The purchase price of approximately $18.2 million consisted of cash in the amount of approximately $5.0 million, 549,786 shares of common stock with a value of $16.37 per share, assumed liabilities of $1.9 million and acquisition costs of approximately $2.3 million. Of the 549,786 shares of common stock which have been issued in connection with this acquisition, 366,524 shares of the common stock were held in escrow until November 2000, to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement. At the expiration of the escrow period, 114,223 of the shares were returned to the Company and cancelled to satisfy a receivable from a former Novalis customer, and the balance of the escrow shares were released to the sellers.

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

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease to goodwill of $111,400, therefore reducing the purchase price to approximately $18.1 million. As a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $13.1 million.

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

Finserv Health Care Systems, Inc.

In December 1999, the Company acquired all of the outstanding shares of Finserv Health Care Systems, Inc. (“Finserv”). Finserv was a billing and accounts receivable management company focusing on the outpatient sector of the healthcare industry. The purchase price of approximately $5.8 million consisted of cash in the amount of approximately $1.8 million, 48,998 shares of common stock with a value of $30.61 per share, assumed liabilities of $1.5 million, and acquisition costs of approximately $1.0 million. The agreement also provides that an additional

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of shares, up to $750,000 in common shares (the “earnout consideration”), may be issued to the Finserv selling securityholders if certain milestones are achieved in the amount of up to $375,000 for each of the years ending December 31, 2001 and 2002. The milestones were not achieved in either 2001 or 2002. As a result, no milestone payments will be required by the Company. Of the 48,998 shares of common stock which have been issued in connection with this acquisition, 20,000 shares of common stock are held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement.

The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair value of the assets purchased and liabilities assumed was $4.7 million and was allocated to goodwill.

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease to goodwill of $98,900, therefore reducing the purchase price to approximately $5.7 million. As a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $4.6 million.

In December 2001, the net balance for goodwill of $2.8 million was expensed as restructuring and related impairment charges (Note 13).

Healthcare Media Enterprises, Inc.

In January 2000, the Company acquired all of the outstanding shares of Healthcare Media Enterprises, Inc. (“HME”). HME’s primary business focus was on software development, especially relating to the Internet, web design, and business to business portals. The purchase price of approximately $7.1 million consisted of cash in the amount of approximately $1.4 million, 87,604 shares of common stock with a value of $38.66 per share, assumed liabilities of $191,000 and acquisition costs of approximately $266,000. In December 2000, an additional 91,954 contingent shares of common stock with a value of $17.04 were issued upon the achievement of certain milestones in accordance with the original purchase agreement which resulted in an increase to goodwill of approximately $1.6 million. An additional 44,047 contingent shares of common stock were issued in accordance with a market value guarantee which did not effect the purchase price or goodwill.

In January 2001, an additional 11,687 contingent shares of common stock with a value of $16.06 were issued in accordance with certain revenue commitment guarantees in the original purchase agreement which resulted in an increase to goodwill of approximately $188,000, and therefore, increased the purchase price to approximately $7.2 million. In December 2001, an additional 43,802 contingent shares of common stock were issued in accordance with a market guarantee which and no effect on the purchase price or goodwill. Of the 87,604 shares of common stock which were issued in connection with this acquisition, 17,472 shares of common stock were held in escrow to indemnify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement. The escrowed shares of common stock were released as scheduled in January 2001.

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease to goodwill of $244,700, therefore reducing the purchase price to approximately $7.0 million. As a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $6.6 million.

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

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decided to postpone the release of the in-process technology, and has incurred no further research and development expense related to the product.

In valuing HME’s developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the core and in-process technologies. For purposes of this analysis, the Company used 20% and 25% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows. The amount allocated to in-process technology was determined by establishing the stage of completion of the in-process research and development project at the date of acquisition.

In December 2001, the net balance for goodwill and other intangibles of $1.9 million were expensed as restructuring and related impairment charges (Note 13).

Erisco Managed Care Technologies, Inc.

In May 2000, the Company entered into an Agreement and Plan of Reorganization with Elbejay Acquisition Corp. (“Elbejay”) a wholly owned subsidiary of the Company, IMS Health Incorporated (“IMS HEALTH”), and Erisco Managed Care Technologies, Inc. (“Erisco”) pursuant to which Elbejay would merge with and into Erisco resulting in Erisco becoming a wholly owned subsidiary of the Company. In October 2000, the Company consummated the transaction, and Erisco became a wholly owned subsidiary of the Company. Erisco is a leading provider of software to the managed care industry. The purchase price of approximately $228.4 million consisted of 12,142,857 shares of common stock with a value of $15.89 per share, assumed liabilities of $30.0 million, which includes $14.2 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition and acquisition costs of approximately $5.5 million. In addition, the Company issued 231,404 shares of restricted stock to certain Erisco employees.

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

Resource Information Management Systems, Inc.

In December 2000, the Company acquired all of the issued and outstanding capital stock of Resource Information Management Systems, Inc., an Illinois corporation (“RIMS”), in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of November 2, 2000 (the “Merger Agreement”) by and among TriZetto, Cidadaw Acquisition Corp., a Delaware corporation and wholly owned subsidiary of TriZetto, RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth, and the First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000 (the “First Amendment”), by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, and Terry L. Kirch and Thomas H. Heimsoth. The acquisition was effected by a merger (the “Merger”) of Cidadaw Acquisition Corp. with and into RIMS, with RIMS surviving the merger as a wholly owned subsidiary of TriZetto.

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

According to the terms and conditions of the Merger Agreement, the shares issued to effect the Merger are subject to lock-up restrictions such that 50% of the shares are released on the one-year anniversary of the Merger and 12.5% of the shares are released on the 15-month, 18-month, 21-month and two year anniversaries of the

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger. If the average closing price of the Company’s common stock for the five trading days proceeding a lock-up release date is less than $17.50, the Company shall issue an additional number of the Company’s common stock such that the total number of shares eligible for sale on the lock-up release date (including shares sold prior to such date) has a value equal to $45,297,466.10 multiplied by the aggregate percentage of shares of the Company’s common stock released as of such date, provided, however, that the Company in no event, shall be required to issue more than 647,107 additional shares. In December 2001, an additional 647,107 contingent shares of common stock were issued in accordance with the market guarantee which had no effect on the purchase price or goodwill.

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

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease to goodwill of $438,000, therefore reducing the purchase price to approximately $96.4 million. As a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $83.3 million.

In valuing RIMS’ developed, in-process and core technologies, the Company utilized the discounted cash flows method. The discounted cash flows method includes an analysis of the completion costs, cash flows and risks associated with achieving such cash flows. This income stream was tax effected and discounted to its present value to estimate the value of the cored and in-process technologies. For purposes of this analysis, the Company used 20% and 25% discount rates for the core and in-process technologies, respectively. These discount rates are consistent with the risks inherent in achieving the projected cash flows. The amount allocated to in-process technology was determined by establishing the stage of completion of the in-process research and development project as of the date of acquisition.

Infotrust Company

In April 2001, the Company acquired all of the issued and outstanding shares of Infotrust Company (“Infotrust”) from Trustco Holdings, Inc. Infotrust served healthcare payers, providing hosted applications services and outsourcing of essential administrative processes. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which included $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which have been issued in connection with this acquisition, 138,462 shares of the common stock are held in escrow to indeminify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, and were subsequently released.

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

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease in goodwill of $143,900. In addition, the remaining balance of the acquisition accrual was reversed resulting in a decrease to goodwill of $195,300, therefore reducing the purchase price by a total of $339,200 to approximately $15.1 million. As a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $4.1 million.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocations were based on the estimated fair value of the assets, on the date of purchases as follows (in thousands):

	Creative Business Solutions	Novalis	Finserv	HME	Erisco	RIMS	Infotrust
Total current assets	$596	$2,612	$827	$336	$36,040	$7,048	$3,285
Property, plant, equipment and other noncurrent assets	175	2,434	276	88	4,523	6,100	3,725
Goodwill	1,338	2,695	4,567	5,350	129,228	33,116	4,074
Other intangible assets	726	9,427	—	686	58,570	49,210	4,002
Acquired in-process technology	484	923	—	536	—	890	—

Total purchase price	$3,319	$18,091	$5,670	$6,996	$228,361	$96,364	$15,086

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Infotrust occurred on January 1, 2001, including giving effect of amortization of goodwill and other intangibles and the write-off of acquired in-process technology (in thousands):

	Years Ended December 31,
	2002	2001
Net revenue	$265,150	$223,312
Net loss	$(148,364)	$(61,182)
Net loss per share	$(3.28)	$(1.53)

13.    Restructuring and Related Impairment Charges

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. This workforce reduction was expected to affect 168 employees. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and related impairment charges in 2001. A total of $651,000 in severance and other costs were charged to restructuring and related impairment charges in 2002. Such workforce reductions have been completed as of the fourth quarter.

Facility closures include the closure of the facilities in Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures have been completed as of the fourth quarter 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of December 31, 2002 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)

Accrued restructuring charges, December 31, 2002	$—	$1,382	$1,382

The remaining accrued restructuring balance of $1.4 million as of December 31, 2002, represents the Company’s future commitments related to its facility closures as noted above.

In addition to the workforce reductions and facility closures described above, the Company has discontinued certain business lines and has written-off assets associated with these business lines. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and has written off the assets associated with these activities. The Company has also written off assets

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in December 2001 associated with the closure of facilities. The following table summarizes the Company’s write-off of assets, in December 2001 (amounts in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total
Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

14.    Supplemental Cash Flow Disclosures

	For the Years Ended December 31,
	2002	2001	2000
	(in thousands)
Supplemental disclosures for cash flow information
Cash paid for interest	$1,479	$1,351	$903
Cash paid for income taxes	1,782	292	62
Noncash investing and financing activities
Assets acquired through capital lease	1,508	2,734	3,235
Assets acquired through debt financing	—	778	—
Deferred stock compensation	1,005	(1,966)	5,411
Cancellation of Novalis escrowed shares for payment of notes receivable	—	—	2,206
Issuance of common stock warrants	—	—	1,716
Common stock issued for acquisition of Healthcare Media Enterprises, Inc.	—	188	5,189
Common stock issued for acquisition of Erisco Managed Technologies, Inc.	—	—	192,923
Common stock issued for acquisition of Resource Information Management Systems, Inc.	—	—	54,864
Options assumed for acquisition of Resource Management Information Systems, Inc.	—	—	4,718
Common stock issued for acquisition of Infotrust Company	—	12,890	—

15.    Segment Information

The Company has adopted FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”). Statement 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment.

The Company classifies its revenue in the following categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. The Company’s chief operating decision makers evaluate performance and allocate resources based on gross margin for these reporting units.

The Company’s reporting units are organized primarily by the nature of services provided. These reporting units are managed separately because of the difference in marketing strategies, customer base and client approach. Financial information about reporting units are reported in the consolidated statements of operations.

The Company’s assets are all located in the United States and the Company’s sales were primarily to customers located in the United States.

Recurring and non-recurring revenues by type of similar products and services are as follows (in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Outsourced business services	$98,299	$98,295	$54,596
Software maintenance	60,879	44,411	7,215

Recurring revenue	159,178	142,706	61,811

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software license fees	32,131	33,740	1,194
Consulting services	73,841	41,726	26,051

Non-recurring revenue	105,972	75,466	27,245

Total revenue	$265,150	$218,172	$89,056

16.    Quarterly Financial Data (Unaudited)

	Net Revenue	Gross Profit	Net Loss	Basic and Diluted Loss Per Share
	(in thousands)
Fiscal year 2002
First quarter	$59,694	$19,295	$(4,614)	$(0.10)
Second quarter	66,781	21,920	(3,670)	(0.08)
Third quarter	68,602	23,149	(3,487)	(0.08)
Fourth quarter (1)	70,073	22,966	(136,593)	(3.00)
Fiscal year 2001
First quarter	46,039	12,112	(17,934)	(0.50)
Second quarter	53,319	17,112	(14,981)	(0.40)
Third quarter	57,216	19,424	(11,604)	(0.27)
Fourth quarter	61,598	22,864	(16,635)	(0.38)

(1)	After the end of the fourth quarter of 2002, the Company’s market capitalization decreased to a level that required the Company to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in a charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that the Company’s other intangible assets might also be impaired as of December 31, 2002 and they were also tested for impairment in accordance with Statement 144. The analyses resulted in an impairment charge of $33.5 million.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at Ending Period
Allowance for doubtful accounts
Year ended December 31, 2000	$597	$1,357	$734	(1)	$1,220
Year ended December 31, 2001	$1,220	$5,090	$867	(1)	$5,443
Year ended December 31, 2002	$5,443	$1,675	$1,722	(1)	$5,396
Allowance for sales returns
Year ended December 31, 2000	$—	$—	$—		$—
Year ended December 31, 2001	$—	$828	$35		$793
Year ended December 31, 2002	$793	$1,963	$(296)		$3,052
Deferred tax valuation allowance
Year ended December 31, 2000	$1,408	$7,393	$8,801	(2)	$—
Year ended December 31, 2001	$—	$—	$—		$—
Year ended December 31, 2002	$—	$17,146	$—		$17,146

(1)	Deductions include the net effect of write-off and recoveries of uncollectible amounts with respect to accounts receivable.

(2)	Utilization of the deferred tax valuation allowance to offset deferred tax liabilities generated in the acquisition of Erisco Managed Care Technologies, Inc. in 2000.