Form 10-Q
period 2003-03-31
TRIZETTO GROUP INC
filed 2003-05-15
CIK 1092458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒	No ☐

          As of April 30, 2003, 46,279,170 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.
QUARTERLY REPORT ON
FORM 10-Q

For the Three Months Ended March 31, 2003

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31, 2003	DECEMBER 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,950	$46,833
Short-term investments	36,647	28,191
Restricted cash	6,093	6,093
Accounts receivable, net	39,830	32,847
Prepaid expenses and other current assets	6,953	8,550
Income tax receivable	961	961

Total current assets	133,434	123,475
Property and equipment, net	41,228	42,307
Capitalized software products, net	17,720	16,021
Intangible assets, net	13,639	16,398
Goodwill	37,579	37,579
Other assets	1,998	2,216

Total assets	$245,598	$237,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,964	$7,937
Equipment lease and revolving lines of credit	5,562	5,655
Capital lease obligations	4,257	4,329
Accounts payable	9,310	10,757
Accrued liabilities	21,608	30,774
Income taxes payable	259	—
Deferred revenue	41,186	21,692

Total current liabilities	91,146	81,144
Long-term notes payable	9,893	9,990
Other long-term liabilities	1,263	1,269
Capital lease obligations	4,561	5,126
Deferred revenue	3,323	3,053

Total liabilities	110,186	100,582

Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	400,942	400,573
Deferred stock compensation	(2,019)	(2,317)
Accumulated deficit	(263,557)	(260,888)

Total stockholders’ equity	135,412	137,414

Total liabilities and stockholders’ equity	$245,598	$237,996

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

REVENUE:
Recurring revenue	$39,143	$39,784
Non-recurring revenue	29,891	19,910

Total revenue	69,034	59,694

COST OF REVENUE:
Recurring revenue (1)	28,430	28,205
Non-recurring revenue (2)	19,512	12,194

Total cost of revenue	47,942	40,399

GROSS PROFIT	21,092	19,295

OPERATING EXPENSES:
Research and development (3)	5,922	5,431
Selling, general and administrative (4)	14,002	13,264
Amortization of other intangible assets	3,309	6,482
Restructuring and related impairment charges	—	79

Total operating expenses	23,233	25,256

LOSS FROM OPERATIONS	(2,141)	(5,961)
Interest income	317	325
Interest expense	(545)	(368)

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(2,369)	(6,004)
(Provision for) benefit from income taxes	(300)	1,390

NET LOSS	$(2,669)	$(4,614)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)

Shares used in computing net loss per share:
Basic and diluted	45,880	44,919

(1)	Cost of recurring revenue for the three months ended March 31, 2003 and 2002, includes $166 and $167 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the three months ended March 31, 2003 and 2002, includes $33 and $183 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the three months ended March 31, 2003 and 2002, includes $66 and $55 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the three months ended March 31, 2003 and 2002, includes $325 and $432 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,669)	$(4,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	881	792
Amortization of deferred stock compensation	590	837
Depreciation and amortization	4,186	2,672
Amortization of other intangible assets	3,309	6,482
Issuance of stock in connection with a prior acquisition	37	—
Deferred tax benefit	—	(1,201)
CHANGES IN ASSETS AND LIABILITIES:
Restricted cash	—	23
Accounts receivable	(7,864)	(319)
Prepaid expenses and other current assets	1,592	(1,078)
Income tax receivable	—	(472)
Notes receivable	18	24
Accounts payable	(1,447)	(2,901)
Accrued liabilities	(8,913)	(1,997)
Deferred revenue	19,764	15,511
Other assets	205	(451)

Net cash provided by operating activities	9,689	13,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments, net	(8,456)	(5,711)
Purchase of property and equipment and software licenses	(2,305)	(3,013)
Capitalization of research and development	(2,439)	(2,734)
Purchase of intangible assets	(550)	—
Payment of acquisition-related costs	—	(289)

Net cash used in investing activities	(13,750)	(11,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving line of credit, net	—	(3,144)
Proceeds from debt financings	1,305	2,204
Payments on notes payable	(375)	(872)
Payments on term note	—	(600)
Payments on equipment line of credit	(93)	(173)
Payments on capital leases	(1,249)	(743)
Proceeds from capital lease	550	—
Employee exercise of stock options	40	67

Net cash provided by (used in) financing activities	178	(3,261)

Net decrease in cash and cash equivalents	(3,883)	(1,700)
Cash and cash equivalents, beginning of period	46,833	67,341

Cash and cash equivalents, end of period	$42,950	$65,641

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PREPARATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 31, 2003.

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

	THREE MONTHS ENDED MARCH 31,

	2003	2002

BASIC AND DILUTED:
Net loss	$(2,669)	$(4,614)

Weighted average common shares outstanding	45,880	44,919

Net loss per share	$(0.06)	$(0.10)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	—	159
Options to purchase common stock	7,749	6,919
Unvested portion of restricted stock	281	316
Warrants	300	300

	8,330	7,694

4.     STOCK-BASED COMPENSATION

          At March 31, 2003, the Company has two stock option compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation costs of $138,000 and $253,000 for the three months ended March 31, 2003 and 2002, respectively, are reflected in net loss, net of related tax effect, as a result of the amortization of deferred stock compensation recorded in 2000 and prior representing the difference between the exercise price and estimated fair value of the Company’s common stock on date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Net loss as reported	$(2,669)	$(4,614)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	138	253
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,392)	(1,714)

Pro forma net loss	$(3,923)	$(6,075)

Net loss per share
Basic and diluted, as reported	$(0.06)	$(0.10)
Basic and diluted, pro forma	$(0.09)	$(0.14)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

5.     SUPPLEMENTAL CASH FLOW DISCLOSURES

	THREE MONTHS ENDED MARCH 31,

	2003	2002

SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	$544	$369
Cash paid for income taxes	41	212
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	62	21
Deferred stock compensation	292	877

6.     REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT AND SECURED TERM NOTE

REVOLVING CREDIT NOTE AND LOAN AND SECURITY AGREEMENT

          In September 2000, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by all of the Company’s receivables. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which the Company must adhere during the terms of the agreement. These covenants require the Company to maintain tangible net worth, as defined in the Loan and Security Agreement, of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in the Company’s operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit the Company from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in the Company’s operating plan during any consecutive 6-month period. As of March 31, 2003, the Company had outstanding borrowings on the Revolving Credit facility of $5.5 million, and was in compliance with all of its debt covenants.

SECURED TERM NOTE

          In September 2001, the Company executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The first principal payment of $1.875 million is due in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of March 31, 2003, the Company had outstanding borrowings on the Secured Term Note of $15.0 million and was in compliance with all of its debt covenants.

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

          The following table summarizes the activities in the Company’s restructuring reserves as of March 31, 2003 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total

Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)

Accrued restructuring charges, December 31, 2002	—	1,382	1,382
Restructuring charges	—	—	—
Cash Payments	—	(271)	(271)

Accrued restructuring charges, March 31, 2003	$—	$1,111	$1,111

          The remaining accrued restructuring balance of $1.1 million as of March 31, 2003, represents the Company's future commitments related to its facility closures as noted above.

          In addition to the workforce reductions and facility closures described above, the Company has discontinued certain business lines and has written off assets associated with these business lines. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and has written-off the assets associated with these activities. The Company has also written off assets in December 2001 associated with the closure of facilities. The following table summarizes the Company’s write-off of assets, in December 2001 (amounts in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total

Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

8.     RECENT ACCOUNTING PRONOUNCEMENTS

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

          In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination”. Statement 146 establishes an accounting model for costs associated with exit or disposal activities based on the FASB’s conceptual framework for recognition and measurement of liabilities. Under this model, a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred, that is, when the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”, is met, and be measured at fair value, consistent with FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”. This represents a significant change from the provisions of EITF 94-3 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, under which such costs were generally recognized in the period in which an entity committed to an exit plan or a plan of disposal, and which did not require the initial liability to be measured at fair value. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted the rules set forth in Statement 146 effective as of January 1, 2003. There was no effect on the Company’s financial statements resulting from the adoption of Statement 146.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

          We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans, benefits administrators and physician groups. For the three months ended March 31, 2003, these market segments represented 77%, 18%, and 5% of our total revenue, respectively. As of March 31, 2003, we served approximately 478 customers.

          We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collectibility is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the three months ended March 31, 2003, approximately 57% of our total revenue was recurring and 43% was non-recurring.

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

          We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Total up-front fees outstanding as of March 31, 2003 were $1.5 million.

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

          In accordance with FASB Statement No. 141, and Statement No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized. Instead, such amounts are subject to annual impairment tests, and the amount of any impairment will be written-off as an expense in the period such impairment is determined. Goodwill and intangible assets with indefinite lives are tested using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. After the end of the fourth quarter of 2002, we performed an evaluation of our goodwill under Statement 142 and determined that it was impaired as of December 31, 2002. As a result, we recognized an impairment charge of $97.5 million to our goodwill in the fourth quarter of 2002 net of a tax effect of $5.5 million. During 2003, we will continue to evaluate these intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

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

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three months ended March 31, 2003 and 2002, respectively, is as follows
(in thousands):

	Three Months Ended March 31,

	2003		2002

Revenue by customer type:
Provider	$3,120	5%	$4,229	7%
Payer	53,147	77%	46,258	78%
Benefits administration	12,767	18%	9,207	15%

Total revenue	$69,034	100%	$59,694	100%

Revenue mix:
Recurring revenue
Outsourced business services	$23,338	60%	$24,880	63%
Software maintenance	15,805	40%	14,904	37%

Recurring revenue total	39,143	100%	39,784	100%

Non-recurring revenue
Software license fees	11,957	40%	7,143	36%
Consulting services	17,934	60%	12,767	64%

Non-recurring revenue total	29,891	100%	19,910	100%

Total revenue	$69,034		$59,694

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

Our 12-month and total backlog data are as follows (in thousands):

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02

Twelve-month backlog:
Recurring revenue backlog	$151,900	$149,400	$143,200	$143,900	$149,000
Software backlog (non-recurring revenue)	25,600	28,400	41,400	44,900	26,000

Total	$177,500	$177,800	$184,600	$188,800	$175,000

Total backlog:
Recurring revenue backlog	$539,400	$548,000	$545,400	$565,700	$592,300
Software backlog (non-recurring revenue)	35,400	39,600	47,800	70,400	37,300

Total	$574,800	$587,600	$593,200	$636,100	$629,600

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

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02

Total Bookings	$62,200	$60,700	$22,800	$74,100	$33,300

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

          Revenue.     Total revenue in the first quarter 2003 increased $9.3 million, or 16%, to $69.0 million from $59.7 million for the same period in 2002. The increase primarily resulted from organic growth in our software license and consulting services.

          Recurring revenue in the first quarter of 2003 decreased $641,000 or 2%, to $39.1 million from $39.8 million for the same period in 2002. The decrease was due to a $1.5 million decrease in revenue from our outsourced business services which resulted from the loss of several outsourced business services payer and provider customers. This decrease was offset by organic growth in our software maintenance revenue, which totaled $901,000.

          Non-recurring revenue in the first quarter of 2003 increased $10.0 million, or 50%, to $29.9 million from $19.9 million for the same period in 2002. The increase was from organic growth in our software license revenue of $4.8 million and $5.2 million in our consulting revenue. One of our customers contributed approximately $7.3 million of non-recurring revenue in the first quarter 2003 which included software license revenue of $4.1 million and consulting services of $3.2 million.

          Cost of Revenue.     Cost of revenue in the first quarter of 2003 increased $7.5 million, or 19%, to $47.9 million from
$40.4 million for the same period in 2002. The increase was primarily due to the costs required to support the increase in our consulting services revenue. As a percentage of total revenue, cost of revenue approximated 69% in the first quarter of 2003 and 68% for the same period in 2002.  The overall gross margin (revenue minus cost of revenue) decreased from 32.3% in the first quarter of 2002 to 30.6% in the first quarter of 2003.  Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers.  In the first quarter, the decrease in the gross margin was the result of two main issues.  First, in the fourth quarter of 2002, several small recurring revenue contracts terminated due to acquisition or bankruptcy or were eliminated due to profitability concerns.  Recurring revenue customers are served by our data centers, which have fixed costs.  Thus, when recurring revenue declines, gross margins decline.  The loss of recurring revenue in the fourth quarter was partially offset by new business in the first quarter.

          The second reason for the decrease in gross margin was that we offered fixed-fee system implementations to certain new customers who purchased Facets (our proprietary administrative software for health plans) on a hosted, rather than a licensed, basis.  These fixed fee implementations helped establish our hosted-Facets offering in the market, but they had lower margins than implementations billed at standard rates.

          Research and Development (R&D) Expenses.     R&D expenses in the first quarter of 2003 increased $491,000, or 9%, to $5.9 million from $5.4 million for the same period in 2002. This increase was due primarily to increased costs related to the development of our proprietary software for the payer and benefits administration markets. As a percentage of total revenue, R&D expenses approximated 9% in the first quarters of 2003 and 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.4 million in the first quarter of 2003 and $2.7 million for the same period in 2002) was 71% in the first quarter of 2003 and 67% for the same period in 2002. R&D expenses in the first quarter of 2003 and 2002 includes approximately $66,000 and $55,000 of amortization of deferred stock compensation, respectively.

          Selling, General and Administrative Expenses.     Selling, general and administrative expenses in the first quarter of 2003 increased $738,000, or 6%, to $14.0 million from $13.3 million for the same period in 2002. The increase primarily represented the expansion of our corporate support functions. As a percentage of total revenue, selling, general and administrative expenses approximated 20% in the first quarter of 2003 and 22% for the same period in 2002. Selling, general and administrative expenses in the first quarter of 2003 and 2002 includes approximately $325,000 and $432,000 of amortization of deferred stock compensation, respectively.

          Amortization of Goodwill and Intangible Assets.     Amortization of goodwill and intangible assets in the first quarter of 2003 decreased $3.2 million, or 49%, to $3.3 million from $6.5 million for the same period in 2002. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to intangible assets is expected to be as follows (in thousands):

For the nine months ending December 31, 2003	$7,599
For the years ending December 31,
2004	3,804
2005	2,221
2006	15

Total	$13,639

          Interest Income.     Interest income in the first quarter of 2003 decreased $8,000, or 3%, to $317,000 from $325,000 for the same period in 2002. The decrease is due primarily to lower yields on investments in the first quarter of 2003 compared with the same period in 2002.

          Interest Expense.     Interest expense in the first quarter of 2003 increased $177,000, or 48%, to $545,000 from $368,000 for the same period in 2002. The increase relates primarily to the increase in the total principal amount outstanding on our Secured Term Note and increased capital lease obligations, offset by a decrease in interest expense related to our revolving credit facility due to a decrease in the prime rate compared to the first quarter of 2002.

          Provision for (Benefit from) Income Taxes.     Provision for income taxes was $300,000 in the first quarter of 2003 compared to a benefit from income taxes of $1.4 million for the same period in 2002. The decrease in tax benefit from the prior year is principally due to a decrease in the loss from the same period in 2002 and the valuation reserve recorded against the increase in deferred tax assets in 2003.

          Restructuring and Related Impairment Charges.     In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $79,000 restructuring charge in the first quarter of 2002 reflects severance costs related to planned workforce reductions. There were no restructuring charges in the first quarter of 2003 as this restructure was completed in 2002.

LIQUIDITY AND CAPITAL RESOURCES

          Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of March 31, 2003, we had cash, cash equivalents and short-term investments totaling $85.7 million, including $6.1 million in restricted cash.

          Cash provided by operating activities in the first quarter of 2003 was $9.7 million. Net cash provided during this period resulted from net losses of $2.7 million, offset by approximately $3.4 million in other net changes in operating asset and liability accounts and $9.0 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales returns, amortization of deferred stock compensation, amortization of intangibles, and the issuance of stock in connection with a prior acquisition. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year.

          Cash used in investing activities of $13.8 million in the first quarter of 2003 was primarily the result of our purchase of $2.3 million in property and equipment and software licenses, research and development costs of $2.4 million, the net purchase of $8.5 million in short-term investments, and $550,000 for the purchase of an intangible asset.

          Cash provided by financing activities of $178,000 in the first quarter of 2003 was primarily the result of $550,000 of proceeds from capital leases, $1.3 million of proceeds from borrowings under our debt facility, and $40,000 of proceeds from the issuance of common stock related to employee exercises of stock options.  These proceeds were reduced by payments made on our equipment line of credit, notes payable and capital lease obligations of $1.7 million.

          In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases through December 2000 and had a limit of $2.0 million. Borrowings under the lease line of credit at March 31, 2003 totaled approximately $62,000 and are secured by the assets under lease. In accordance with the terms of the lease line of credit, the outstanding balance is being repaid in monthly installments of principal and interest through June 2003.

          In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by all of the Company’s receivables. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of March 31, 2003, we had outstanding borrowing on the Revolving Credit facility of $5.5 million, and we were in compliance with all of our debt covenants.

          In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The first principal payment of $1.875 million is due in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of March 31, 2003, we had outstanding borrowings on the Secured Term Note of $15.0 million, and we were in compliance with all of our debt covenants.

          In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2003, there was approximately $2.7 million principal balance remaining on the note.

          As of March 31, 2003, we have outstanding seven unused standby letters of credit in the aggregate amount of $6.1 million which serve as security deposits for certain capital leases, as well as a commitment to a customer. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	PAYMENTS (INCLUDING INTEREST) DUE BY PERIOD

Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long term debt	$18,875	$8,964	$9,893	$—	$—
Capital lease obligations	8,818	4,257	4,561	—	—
Operating leases	32,259	9,012	15,943	6,330	974

Total contractual obligations	$59,952	$22,233	$30,397	$6,330	$974

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of credit	$5,562	$5,562	$—	$—	$—
Standby letters of credit	6,093	6,093	—	—	—

Total other commercial commitments	$11,655	$11,655	$—	$—	$—

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

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K under the caption “Risk Factors”:  (i) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate; (ii) our sales cycles are long and unpredictable, (iii) we have a history of operating losses and cannot predict when, or if, we will achieve profitability, (iv) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (v) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (vi) we are growing rapidly, and our inability to manage this growth could harm our business, (vii) our acquisition strategy may disrupt our business and require additional financing, (viii) our need for additional financing is uncertain as is our ability to raise capital if required, (ix) our business will suffer if our software products contain errors, (x) we could lose customers and revenue if we fail to meet the performance standards in our contracts, (xi) if our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results, (xii) performance or security problems with our systems could damage our business, (xiii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xiv) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xv) any failure or inability to protect our technology and confidential information could adversely affect our business, (xvi) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xvii) if we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications, (xviii) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (xix) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xx) consolidation of healthcare payer organizations could decrease the number of our existing and potential customers, (xxi) changes in government regulation of the healthcare industry could adversely affect our business and (xxii) part of our business is subject to government regulation relating to the Internet that could impair our operations.  These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2003, we have not used derivative instruments or engaged in hedging activities.

          The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is paid monthly in arrears. The revolving credit facility expires in December 2004. As of March 31, 2003, we had outstanding borrowings on the revolving line of credit of $5.5 million.

          In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of March 31, 2003, we had outstanding borrowings on the Secured Term Note of $15.0 million.

          In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2003, we had outstanding borrowings of $2.7 million.

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

ITEM 4— CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective, alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls cannot prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.  The following Exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION

10.40	Form Indemnification Agreement

          (b)  Reports on Form 8-K.

                 None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: May 14, 2003	By:	/s/ MICHAEL J. SUNDERLAND

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

Date: May 14, 2003		/s/ JEFFREY H. MARGOLIS

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

Date: May 14, 2003		/s/ MICHAEL J. SUNDERLAND

Michael J. Sunderland Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.40	Form of Indemnification Agreement
99.1	Certification of Form 10-Q