Form 10-Q
period 2003-06-30
TRIZETTO GROUP INC
filed 2003-08-14
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of July 31, 2003, 46,525,355 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	JUNE 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,366	$46,833
Short-term investments	27,182	28,191
Restricted cash	6,093	6,093
Accounts receivable, net	43,963	32,847
Prepaid expenses and other current assets	7,349	8,550
Income tax receivable	961	961

Total current assets	134,914	123,475
Property and equipment, net	45,056	42,307
Capitalized software products, net	20,337	16,021
Intangible assets, net	10,315	16,398
Goodwill	37,579	37,579
Other assets	2,192	2,216

Total assets	$250,393	$237,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9,018	$7,937
Equipment lease and revolving lines of credit	10,000	5,655
Capital lease obligations	4,436	4,329
Accounts payable	14,927	10,757
Accrued liabilities	23,158	30,774
Income taxes payable	152	—
Deferred revenue	36,298	21,692

Total current liabilities	97,989	81,144
Long-term notes payable	7,934	9,990
Other long-term liabilities	1,358	1,269
Capital lease obligations	5,188	5,126
Deferred revenue	2,667	3,053

Total liabilities	115,136	100,582

Commitments and contingencies
Stockholders’ equity:
Common stock	46	46
Additional paid-in capital	401,630	400,573
Deferred stock compensation	(1,503)	(2,317)
Accumulated deficit	(264,916)	(260,888)

Total stockholders’ equity	135,257	137,414

Total liabilities and stockholders’ equity	$250,393	$237,996

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
REVENUE:
Recurring revenue	$ 40,512	$ 40,844	$ 79,655	$ 80,628
Non-recurring revenue	36,012	25,937	65,903	45,847

Total revenue	76,524	66,781	145,558	126,475

COST OF REVENUE:
Recurring revenue (1)	29,490	29,047	57,920	57,252
Non-recurring revenue (2)	22,999	15,814	42,511	28,008

Total cost of revenue	52,489	44,861	100,431	85,260

GROSS PROFIT	24,035	21,920	45,127	41,215

OPERATING EXPENSES:
Research and development (3)	6,286	5,577	12,208	11,008
Selling, general and administrative (4)	15,253	14,252	29,255	27,516
Amortization of other intangible assets	3,324	6,997	6,633	13,479
Restructuring and related impairment charges	—	165	—	244

Total operating expenses	24,863	26,991	48,096	52,247

LOSS FROM OPERATIONS	(828)	(5,071)	(2,969)	(11,032)
Interest income	301	351	618	676
Interest expense	(487)	(340)	(1,032)	(708)

LOSS BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,014)	(5,060)	(3,383)	(11,064)
(Provision for) benefit from income taxes	(345)	1,390	(645)	2,780

NET LOSS	$ (1,359)	$ (3,670)	$ (4,028)	$ (8,284)

Net loss per share:
Basic and diluted	$ (0.03)	$ (0.08)	$ (0.09)	$ (0.18)

Shares used in computing net loss per share:
Basic and diluted	46,006	45,094	45,944	45,007

(1)	Cost of recurring revenue for the three months ended June 30, 2003 and 2002, includes $165 and $104 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the six months ended June 30, 2003 and 2002, includes $331 and $271 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the three months ended June 30, 2003 and 2002, includes $26 and $150 of amortization of deferred stock compensation, respectively. Cost of non-recurring revenue for the six months ended June 30, 2003 and 2002, includes $59 and $333 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the three months ended June 30, 2003 and 2002, includes $58 and $51 of amortization of deferred stock compensation, respectively. Research and development for the six months ended June 30, 2003 and 2002, includes $124 and $106 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the three months ended June 30, 2003 and 2002, includes $346 and $271 of amortization of deferred stock compensation, respectively. Selling, general and administrative for the six months ended June 30, 2003 and 2002, includes $671 and $703 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,028)	$(8,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	924	993
Amortization of deferred stock compensation	1,185	1,413
Depreciation and amortization	8,600	5,612
Amortization of other intangible assets	6,633	13,479
Forgiveness of note receivable	—	27
Issuance of stock in connection with a prior acquisition	37	—
Deferred tax benefit	—	(2,475)
CHANGES IN ASSETS AND LIABILITIES:
Restricted cash	—	56
Accounts receivable	(12,040)	(595)
Prepaid expenses and other current assets	1,191	(1,215)
Income tax receivable	—	(463)
Notes receivable	36	56
Accounts payable	4,170	1,842
Accrued liabilities	(7,375)	3,461
Deferred revenue	14,220	17,517
Other assets	(2)	(1,226)

Net cash provided by operating activities	13,551	30,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments, net	1,009	(16,234)
Purchase of property and equipment and software licenses	(9,237)	(8,791)
Capitalization of research and development	(5,810)	(6,219)
Purchase of intangible assets	(550)	(6,710)
Payment of acquisition-related costs	—	(494)

Net cash used in investing activities	(14,588)	(38,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on revolving line of credit, net	4,500	(259)
Proceeds from debt financings	2,107	2,464
Payments on notes payable	(1,207)	(1,655)
Payments on term note	(1,875)	(1,200)
Payments on equipment line of credit	(155)	(350)
Payments on capital leases	(2,542)	(1,566)
Proceeds from capital lease	2,093	1,693
Repurchase of common stock	(136)	—
Employee exercise of stock options and purchase of common stock	785	961

Net cash provided by financing activities	3,570	88

Net increase (decrease) in cash and cash equivalents	2,533	(8,162)
Cash and cash equivalents, beginning of period	46,833	67,341

Cash and cash equivalents, end of period	$49,366	$59,179

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 31, 2003.

2.    COMMON STOCK REPURCHASE PROGRAM

During the second quarter of 2003, the Company repurchased 24,500 shares of common stock under the Company’s authorized repurchase program at a cost of $136,000. The repurchase program was approved in the first quarter of 2003. In addition, the Board of Directors has established certain parameters within which purchases of shares may be made, and a limit of $10.0 million on the aggregate dollar amount of the shares that may be purchased pursuant to the program. As of June 30, 2003, $9.9 million was available for future repurchase of shares of common stock.

3.    RECLASSIFICATIONS

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
BASIC AND DILUTED:
Net loss	$(1,359)	$(3,670)	$(4,028)	$(8,284)

Weighted average common shares outstanding	46,006	45,094	45,944	45,007

Net loss per share	$ (0.03)	$ (0.08)	$ (0.09)	$ (0.18)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	—	20	—	20
Options to purchase common stock	7,599	6,799	7,599	6,799
Unvested portion of restricted stock	277	320	277	320
Warrants	300	300	300	300

	8,176	7,439	8,176	7,439

5.    STOCK-BASED COMPENSATION

The Company has two stock option compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based employee compensation costs of $120,000 and $186,000 for the three months ended June 30, 2003 and 2002, respectively, and $257,000 and $440,000 for the six months ended June 30, 2003 and 2002, respectively, are reflected in net loss, net of related tax effect, as a result of the amortization of deferred stock compensation recorded in 2000 and previously. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net loss as reported	$(1,359)	$(3,670)	$(4,028)	$(8,284)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	120	186	257	440
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,280)	(1,574)	(2,678)	(3,136)

Pro forma net loss	$(2,519)	$(5,058)	$(6,449)	$(10,980)

Net loss per share
Basic and diluted, as reported	$(0.03)	$(0.08)	$(0.09)	$(0.18)
Basic and diluted, pro forma	$(0.05)	$(0.11)	$(0.14)	$(0.24)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

6.    SUPPLEMENTAL CASH FLOW DISCLOSURES

	SIX MONTHS ENDED JUNE 30,
	2003	2002
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	$1,030	$708
Cash paid for income taxes	493	280
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	96	625
Deferred stock compensation	212	705

7.    DEBT AND OTHER OBLIGATIONS

The following is a summary of the Company’s debt and other obligations:

	JUNE 30,	DECEMBER 31,
	2003	2002
Revolving credit facility	$10,000	$5,500
Secured term note	13,125	15,000
Capitalized leases and other obligations payable in varying monthly installments at weighted average rate of 9.91% per annum	13,451	12,537

Total debt and other obligations	36,576	33,037
Less: current debt and other obligations	(23,454)	(17,921)

Long-term debt and other obligations	$13,122	$15,116

The Company maintains a revolving credit facility with an outstanding balance at June 30, 2003 of $10.0 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each month. At June 30, 2003, the interest rate was 7.60% (LIBOR at 4.35%). The revolving credit facility contains convenants to which the Company must adhere during the terms of the agreement. The Company was in compliance with all of its debt covenants at June 30, 2003.

The Company also maintains a secured term note facility with an outstanding balance at June 30, 2003 of $13.1 million. The secured term note is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. At June 30, 2003, the interest was 7.6% (LIBOR at 4.35%). The first principal payment of $1.875 million was paid in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The final payment of $3.75 million will be due when the note matures in December 2004. The secured term note contains the same covenants set forth in the revolving credit facility.

8.    RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. This workforce reduction was expected to affect 168 employees. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and related impairment charges in 2001. A total of $651,000 in severance and other costs were charged to restructuring and related impairment charges in 2002. Such workforce reductions were completed as of the fourth quarter 2002.

Facility closures include the closure of the facilities in Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures were completed as of the fourth quarter 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of June 30, 2003 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)

Accrued restructuring charges, December 31, 2002	—	1,382	1,382
Cash payments in 2003	—	(455)	(455)

Accrued restructuring charges, June 30, 2003	$—	$927	$927

The remaining accrued restructuring balance of $927,000 as of June 30, 2003, represents the Company’s future commitments related to its facility closures as noted above.

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

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46”). FIN 46 requires that if a company holds a controlling financial interest in a VIE, then the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. FIN 46 introduces a new consolidation model, the variable interest model, which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. The Company is currently assessing the impact that FIN 46 may have on its consolidated financial statements.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of Statement 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of Statement 150 are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of adoption of Statement 150 on its consolidated financial statements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). For the six months ended June 30, 2003, these market segments represented 79%, 17%, and 4% of our total revenue, respectively. As of June 30, 2003, we served approximately 462 customers.

We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2003, approximately 55% of our total revenue was recurring and 45% was non-recurring.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring revenue is billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition”, AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition” as amended, and EITF Issue 00-21, “Multiple Element Arrangements”. Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed and determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method”. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred. We also generate non-recurring revenue from consulting fees for implementation, installation, data conversion, and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted for on a time and material basis, or using the percentage of completion method, if contracted for on a fixed fee basis.

We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Total up-front fees outstanding as of June 30, 2003 were $1.4 million.

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

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and six months ended June 30, 2003 and 2002, respectively, is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2003		2002		2003		2002
Revenue by customer type:
Provider	$2,717	4%	$4,376	6%	$5,837	4%	$8,605	7%
Payer	62,314	81%	53,904	81%	115,461	79%	100,162	79%
Benefits administration	11,493	15%	8,501	13%	24,260	17%	17,708	14%

Total revenue	$76,524	100%	$66,781	100%	$145,558	100%	$126,475	100%

Revenue mix:
Recurring revenue
Outsourced business services	$24,578	61%	$26,039	64%	$47,916	60%	$50,919	63%
Software maintenance	15,934	39%	14,805	36%	31,739	40%	29,709	37%

Recurring revenue total	40,512	100%	40,844	100%	79,655	100%	80,628	100%

Non-recurring revenue
Software license fees	13,091	36%	5,761	22%	25,048	38%	12,904	28%
Consulting services	22,921	64%	20,176	78%	40,855	62%	32,943	72%

Non-recurring revenue total	36,012	100%	25,937	100%	65,903	100%	45,847	100%

Total revenue	$76,524		$66,781		$145,558		$126,475

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

Our 12-month and total backlog data are as follows (in thousands):

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02
Twelve-month backlog:
Recurring revenue backlog	$160,000	$151,900	$149,400	$143,200	$143,900
Software backlog (non-recurring revenue)	22,700	25,600	28,400	41,400	44,900

Total	$182,700	$177,500	$177,800	$184,600	$188,800

Total backlog:
Recurring revenue backlog	$586,200	$539,400	$548,000	$545,400	$565,700
Software backlog (non-recurring revenue)	27,700	35,400	39,600	47,800	70,400

Total	$613,900	$574,800	$587,600	$593,200	$636,100

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

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02
Total Bookings	$83,600	$62,200	$60,700	$22,800	$74,100

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

Revenue.    Total revenue in the second quarter 2003 increased $9.7 million, or 15%, to $76.5 million from $66.8 million for the same period in 2002. The increase primarily resulted from organic growth in our software license, software maintenance and consulting services.

Recurring revenue includes outsourced services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $332,000 or 1%, from $40.8 million in the second quarter of 2002 to $40.5 million for the same period in 2003. Revenue from our hosted Facets® customers increased over that time period, but it was not sufficient to offset the decline in non-Facets® hosted business. At the end of 2002, several small non-Facets® hosted payer contracts terminated due to customer bankruptcy or acquisition, and several unprofitable provider contracts were eliminated as part of the retrenchment of that line of business. The loss of recurring revenue at the end of 2002 was partially offset by new business and by membership growth of existing customers in the first and second quarters of 2003. The decrease in recurring revenue from outsourced services of $1.4 million was offset by organic growth in our software maintenance revenue, which totaled $1.1 million.

On July 9, 2003, Coventry Health Care, Inc. announced its plan to acquire Altius Health Plans, Inc., one of our outsourced services customers. In 2003, we estimate that the Altius account will produce recurring revenue of $20.0 million. We do not know what services, if any, Coventry will elect to continue under the Altius contract. Given the termination provisions of the contract, we do not expect 2003 financial results to be affected by Coventry’s acquisition of Altius. With the information currently available, we cannot determine the impact on our 2004 financial results.

Non-recurring revenue in the second quarter of 2003 increased $10.1 million, or 39%, to $36.0 million from $25.9 million for the same period in 2002. The increase was from organic growth in our software license revenue of $7.3 million and $2.8 million in our consulting revenue.

Cost of Revenue.    Cost of revenue in the second quarter of 2003 increased $7.6 million, or 17%, to $52.5 million from $44.9 million for the same period in 2002. The increase was primarily due to the costs required to support the increase in our consulting services revenue. As a percentage of total revenue, cost of revenue approximated 69% in the second quarters of 2003 and 2002. The overall gross margin (revenue minus cost of revenue) decreased from 33% in the second quarter of 2002 to 31% for the same period in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in the second quarter was primarily the result of two issues. First, at the end of 2002, several small non-proprietary software hosted payer contracts terminated due to acquisition or bankruptcy. In addition, some contracts were eliminated due to profitability concerns as part of the retrenchment of our Provider business. Recurring revenue customers are served by our data centers, which have fixed costs. Thus, when recurring revenue declines, gross margins decline. The loss of recurring revenue in the fourth quarter was partially offset by new business in our hosted Facets® customers and membership growth in existing core customers in the first and second quarters of 2003. The second reason for the decrease in gross margin was that we offered fixed-fee system implementations to certain new customers who purchased Facets® (our proprietary administrative software for health plans) on a hosted, rather than a licensed, basis. These fixed fee implementations helped establish our hosted-Facets® offering in the market, but they had lower margins than implementations billed at standard rates. Cost of revenue in the second quarter of 2003 and 2002 included $191,000 and $254,000 of amortization of deferred stock compensation, respectively.

Research and Development (R&D) Expenses.    R&D expenses in the second quarter of 2003 increased $709,000, or 13%, to $6.3 million from $5.6 million for the same period in 2002. This increase was due primarily to increased spending related to the development of our proprietary software for the payer and benefits administration markets. Most of our R&D expense in the quarter was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software for benefits administrators. As a percentage of total revenue, R&D expenses approximated 8% in the second quarter of 2003 and 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $3.4 million in the second quarter of 2003 and $3.5 million for the same period in 2002) was 65% in the second quarter of 2003 and 62% for the same period in 2002. R&D expenses in the second quarter of 2003 and 2002 included approximately $58,000 and $51,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in the second quarter of 2003 increased $1.0 million, or 7%, to $15.3 million from $14.3 million for the same period in 2002. The increase primarily was the result of increased costs in providing corporate support due to the overall expansion of our business. As a percentage of total revenue, selling, general and administrative expenses approximated 20% in the second quarter of 2003 and 21% for the same period in 2002. Selling, general and administrative expenses in the second quarter of 2003 and 2002 included approximately $346,000 and $271,000 of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased $3.7 million, or 53%, from $7.0 million in the second quarter of 2002 to $3.3 million for the same period in 2003. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the six months ending December 31, 2003	$4,275
For the years ending December 31,
2004	3,804
2005	2,221
2006	15

Total	$10,315

Interest Income.    Interest income decreased $50,000, or 14%, from $351,000 in the second quarter of 2002 to $301,000 for the same period in 2003. The decrease is due primarily to lower yields on investments in the second quarter of 2003 compared with the same period in 2002.

Interest Expense.    Interest expense in the second quarter of 2003 increased $147,000, or 43%, to $487,000 from $340,000 for the same period in 2002. The increase relates primarily to the increase in the total principal amount outstanding on our term note and new capital lease obligations, offset by a decrease related to our revolving credit facility due to a decrease in the prime rate compared to the second quarter of 2002.

Provision for (Benefit from) Income Taxes.    Provision for income taxes was $345,000 in the second quarter of 2003 compared to a benefit from income taxes of $1.4 million for the same period in 2002. The decrease in tax benefit from the prior year is principally due to a decrease in the loss from the same period in 2002 and the valuation reserve recorded against the increase in deferred tax assets in 2003.

Restructuring and Related Impairment Charges.    In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $165,000 restructuring charge in the second quarter of 2002 reflects severance costs related to planned workforce reductions. There were no restructuring charges in the second quarter of 2003 as this restructure was completed in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenue.    Total revenue in the first six months of 2003 increased $19.1 million, or 15%, to $145.6 million from $126.5 million for the same period in 2002. The increase primarily resulted from organic growth in our software license, software maintenance and consulting services, offset by a decrease in outsourced business services.

Recurring revenue includes outsourced services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $973,000 or 1%, from $80.6 million in the first six months of 2002 to $79.7 million for the same period in 2003. Revenue from our hosted Facets® customers increased over that time period, but it was not sufficient to offset the decline in non-Facets® hosted business. At the end of 2002, several small non-Facets® hosted payer contracts terminated due to customer bankruptcy or acquisition, and several unprofitable provider contracts were eliminated as part of the retrenchment of that line of business. The loss of recurring revenue at the end of 2002 was partially offset by new business and by membership growth of existing customers in the first and second quarters of 2003. The decrease in recurring revenue from outsourced services of $3.0 million was offset by organic growth in our software maintenance revenue, which totaled $2.0 million.

On July 9, 2003, Coventry Health Care, Inc. announced its plan to acquire Altius Health Plans, Inc., one of our outsourced services customers. In 2003, we estimate that the Altius account will produce recurring revenue of $20.0 million. We do not know what services, if any, Coventry will elect to continue under the Altius contract. Given the termination provisions of the contract, we do not expect 2003 financial results to be affected by Coventry’s acquisition of Altius. With the information currently available, we cannot determine the impact on our 2004 financial results.

Non-recurring revenue in the first six months of 2003 increased $20.1 million, or 44%, to $65.9 million from $45.8 million for the same period in 2002. The increase was from organic growth in our software license revenue of $12.2 million and $7.9 million in our consulting revenue.

Cost of Revenue.    Cost of revenue in the first six months of 2003 increased $15.1 million, or 18%, to $100.4 million from $85.3 million for the same period in 2002. The increase was primarily due to the costs required to support the increase in our consulting services revenue. As a percentage of total revenue, cost of revenue approximated 69% in the first six months of 2003 and 67% for the same period in 2002. The overall gross margin (revenue minus cost of revenue) decreased from 33% in the first six months of 2002 to 31% for the same period in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in the first six months of 2003 was primarily the result of two issues. First, in the fourth quarter of 2002, several small non-proprietary software hosted payer contracts terminated due to acquisition or bankruptcy. In addition, some contracts were eliminated due to profitability concerns as part of the retrenchment of our Provider business. Recurring revenue customers are served by our data centers, which have fixed costs. Thus, when recurring revenue declines, gross margins decline. The loss of recurring revenue in the fourth quarter was partially offset by new business in our hosted Facets® customers and membership growth in existing core customers in the first and second quarters of 2003.The second reason for the decrease in gross margin was that we offered fixed-fee system implementations to certain new customers who purchased Facets® (our proprietary administrative software for health plans) on a hosted, rather than a licensed, basis. These fixed fee implementations helped establish our hosted-Facets® offering in the market, but they had lower margins than implementations billed at standard rates.Cost of revenue in the first six months of 2003 and 2002 included approximately $390,000 and $604,000 of amortization of deferred stock compensation, respectively.

Research and Development (R&D) Expenses.    R&D expenses in the first six months of 2003 increased $1.2 million, or 11%, to $12.2 million from $11.0 million for the same period in 2002. This increase was due primarily to increased spending related to the development of our proprietary software for the payer and benefits administration markets. Most of our R&D expense in the first six months of 2003 was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software for benefits administrators. As a percentage of total revenue, R&D expenses approximated 8% in the first six months of 2003 and 9% for the same period in 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $5.8 million in the first six months of 2003 and $6.2 million for the same period in 2002) was 68% in the first six months of 2003 and 64% for the same period in 2002. R&D expenses in the first six months of 2003 and 2002 included approximately $124,000 and $106,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses in the first six months of 2003 increased $1.8 million, or 6%, to $29.3 million from $27.5 million for the same period in 2002. The increase primarily was the result of increased costs in providing corporate support due to the overall expansion of our business. As a percentage of total revenue, selling, general and administrative expenses approximated 20% in the first six months of 2003 and 22% for the same period in 2002. Selling, general and administrative expenses in the first six months of 2003 and 2002 included approximately $671,000 and $703,000 of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased $6.8 million, or 51%, from $13.5 million in the first six months of 2002 to $6.6 million for the same period in 2003. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the six months ending December 31, 2003	$4,275
For the years ending December 31,
2004	3,804
2005	2,221
2006	15

Total	$10,315

Interest Income.    Interest income decreased $58,000, or 9%, from $676,000 to $618,000 for the same period in 2003. The decrease is due primarily to lower yields on investments in the first six months of 2003 compared to the same period in 2002.

Interest Expense.    Interest expense in the first six months of 2003 increased $324,000, or 46%, to $1.0 million from $708,000 for the same period in 2002. The increase related primarily to the increase in the total principal amount outstanding on our term note and new capital lease obligations, offset by a decrease related to our revolving credit facility due to a decrease in the prime rate compared to the first six months of 2002.

Provision for (Benefit from) Income Taxes.    Provision for income taxes was $645,000 in the first six months of 2003 compared to a benefit from income taxes of $2.8 million for the same period in 2002. The decrease in tax benefit from the prior year is principally due to a decrease in the loss from the same period in 2002 and the valuation reserve recorded against the increase in deferred tax assets in 2003.

Restructuring and Related Impairment Charges.    In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $244,000 restructuring charge in the first six months of 2002 reflected severance costs related to planned workforce reductions. There were no restructuring charges in the first six months of 2003 as this restructure was completed in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of June 30, 2003, we had cash, cash equivalents and short-term investments totaling $82.6 million, including $6.1 million in restricted cash.

Cash provided by operating activities in the first six months of 2003 was $13.6 million. Net cash provided during this period resulted from net losses of $4.0 million, offset by approximately $200,000 in other net changes in operating asset and liability accounts and $17.4 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation, amortization of intangibles, and the issuance of stock in connection with a prior acquisition. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year.

Cash used in investing activities of $14.6 million in the first six months of 2003 was primarily the result of our purchase of $9.2 million in property and equipment and software licenses, capitalized research and development costs of $5.8 million, and $550,000 for the purchase of an intellectual property, offset by the net sale of $1.0 million in short-term investments.

Cash provided by financing activities of $3.6 million in the first six months of 2003 was primarily the result of $2.1 million of proceeds from capital leases, $2.1 million of proceeds from borrowings under our debt facility, $785,000 of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and net proceeds of $4.5 million from our revolving credit facility. These proceeds were reduced by payments made on our equipment line of credit, notes payable and capital lease obligations of $3.9 million, the payment of $1.9 million on our term note, and the repurchase of our common stock of $136,000.

In December 1999, we entered into a lease line of credit with a financial institution. This lease line of credit was specifically established to finance computer equipment purchases through December 2000 and had a limit of $2.0 million. In accordance with the terms of the lease line of credit, the outstanding balance was repaid in monthly installments of principal and interest and has been fully repaid as of June 30, 2003.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of June 30, 2003, we had outstanding borrowing on the Revolving Credit facility of $10.0 million and were in compliance with all of our debt covenants.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each six months. The first principal payment of $1.875 million was paid in June 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of June 30, 2003, we had outstanding borrowings on the Secured Term Note of $13.1 million and were in compliance with all of our debt covenants.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2003, there was approximately $2.6 million principal balance remaining on the note.

As of June 30, 2003, we have outstanding seven unused standby letters of credit in the aggregate amount of $6.1 million which serve as security deposits for certain capital leases, as well as a commitment to a customer. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	PAYMENTS (INCLUDING INTEREST) DUE BY PERIOD
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$16,952	$9,018	$7,934	$—	$—
Capital lease obligations	9,624	4,436	5,188	—	—
Operating leases	52,213	9,618	21,164	11,065	10,366

Total contractual obligations	$78,789	$23,072	$34,286	$11,065	$10,366

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$10,000	$10,000	$—	$—	$—
Standby letters of credit	6,093	5,803	290	—	—

Total other commercial commitments	$16,093	$15,803	$290	$—	$—

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2003, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is paid monthly in arrears. The revolving credit facility expires in December 2004. As of June 30, 2003, we had outstanding borrowings on the revolving line of credit of $10.0 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of June 30, 2003, we had outstanding borrowings on the Secured Term Note of $13.1 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2003, we had outstanding borrowings of $2.6 million.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 4% and 8%.

We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

ITEM 4—DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 14, 2003. At the Annual Meeting, the Company’s stockholders: (a) elected two Class I Directors with terms expiring at the 2006 Annual Meeting of Stockholders; (b) approved the amended and restated 1998 Stock Option Plan of the Company; (c) approved the amended and restated Employee Stock Purchase Plan of the Company; and (d) ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003.

Following the Annual Meeting, three Class II Directors, having terms expiring in 2004, and two Class III Directors, having terms expiring in 2005, continued in office.

The following sets forth the results of voting at the Annual Meeting:

	For	Against	Abstentions	Broker Non-Votes
Matters
Election of Directors*
For a term expiring at the Annual Meeting of Stockholders in 2006
Willard A. Johnson, Jr.	39,508,450	3,125,502	*	*
Paul F. LeFort	37,386,605	5,247,347	*	*
Approval of amended and restated 1998 Stock Option Plan	31,248,226	10,434,869	950,857	0
Approval of amended and restated Employee Stock Purchase Plan	40,596,105	1,087,254	950,593	0
Ratification of Ernst & Young LLP as Independent Auditors for 2003	42,349,084	276,475	8,393	0

*	With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For” or “Withheld,” or to vote “For all except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withheld” and for named exceptions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002
10.2	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003
14.1	Code of Ethics
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On April 1, 2003, we filed a Current Report on Form 8-K reporting fourth quarter 2002 intangible asset impairment charges.

On April 22, 2003, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 13, 2003	By:	/s/ MICHAEL J. SUNDERLAND
Michael J. Sunderland (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002

10.2	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003

14.1	Code of Ethics

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002