Form 10-Q
period 2003-09-30
TRIZETTO GROUP INC
filed 2003-11-14
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

As of October 31, 2003, 46,708,606 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

i

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,636	$46,833
Short-term investments	23,456	28,191
Restricted cash	1,093	6,093
Accounts receivable, net	32,381	32,847
Prepaid expenses and other current assets	6,581	8,550
Income tax receivable	961	961

Total current assets	121,108	123,475
Property and equipment, net	43,535	42,307
Capitalized software products, net	23,194	16,021
Intangible assets, net	6,991	16,398
Goodwill	37,579	37,579
Other assets	2,026	2,216

Total assets	$234,433	$237,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,220	$7,937
Equipment lease and revolving lines of credit	13,796	5,655
Capital lease obligations	5,079	4,329
Accounts payable	12,809	10,757
Accrued liabilities	21,844	30,774
Income taxes payable	467	—
Deferred revenue	21,354	21,692

Total current liabilities	83,569	81,144
Long-term notes payable	5,973	9,990
Other long-term liabilities	1,256	1,269
Capital lease obligations	5,571	5,126
Deferred revenue	1,503	3,053

Total liabilities	97,872	100,582

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	401,891	400,573
Deferred stock compensation	(1,091)	(2,317)
Accumulated deficit	(264,286)	(260,888)

Total stockholders’ equity	136,561	137,414

Total liabilities and stockholders’ equity	$234,433	$237,996

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
REVENUE:
Recurring revenue	$40,496	$40,291	$120,451	$120,919
Non-recurring revenue	35,522	28,311	103,217	74,158

Total revenue	76,018	68,602	223,668	195,077

COST OF REVENUE:
Recurring revenue (1)	28,862	27,636	87,082	84,888
Non-recurring revenue (2)	24,889	17,817	69,192	45,825

Total cost of revenue	53,751	45,453	156,274	130,713

GROSS PROFIT	22,267	23,149	67,394	64,364

OPERATING EXPENSES:
Research and development (3)	6,334	5,432	18,542	16,440
Selling, general and administrative (4)	11,172	13,748	40,427	41,264
Amortization of other intangible assets	3,324	7,361	9,957	20,840
Restructuring and related impairment charges	—	235	—	479

Total operating expenses	20,830	26,776	68,926	79,023

INCOME (LOSS) FROM OPERATIONS	1,437	(3,627)	(1,532)	(14,659)
Interest income	155	577	773	1,253
Interest expense	(483)	(383)	(1,515)	(1,091)

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	1,109	(3,433)	(2,274)	(14,497)
(Provision for) benefit from income taxes	(479)	(54)	(1,124)	2,726

NET INCOME (LOSS)	$630	$(3,487)	$(3,398)	$(11,771)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.07)	$(0.26)

Diluted	$0.01	$(0.08)	$(0.07)	$(0.26)

Shares used in computing net income (loss) per share:
Basic	46,307	45,430	46,066	45,150

Diluted	47,955	45,430	46,066	45,150

(1)	Cost of recurring revenue for the three months ended September 30, 2003 and 2002, includes $103,000 and $81,000 of amortization of deferred stock compensation, respectively. Cost of recurring revenue for the nine months ended September 30, 2003 and 2002, includes $434,000 and $352,000 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the three months ended September 30, 2003 and 2002, includes $17,000 and $122,000 of amortization of deferred stock compensation, respectively. Cost of non-recurring revenue for the nine months ended September 30, 2003 and 2002, includes $76,000 and $455,000 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the three months ended September 30, 2003 and 2002, includes $57,000 and $42,000 of amortization of deferred stock compensation, respectively. Research and development for the nine months ended September 30, 2003 and 2002, includes $181,000 and $148,000 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the three months ended September 30, 2003 and 2002, includes $259,000 and $193,000 of amortization of deferred stock compensation, respectively. Selling, general and administrative for the nine months ended September 30, 2003 and 2002, includes $930,000 and $896,000 of amortization of deferred stock compensation, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,398)	$(11,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	(1,404)	2,212
Amortization of deferred stock compensation	1,621	1,851
Depreciation and amortization	13,179	8,855
Amortization of other intangible assets	9,957	20,840
Forgiveness of note receivable	—	27
Issuance of stock in connection with a prior acquisition	37	—
Loss on sale of property and equipment	19	16
Deferred tax benefit	—	(3,422)
CHANGES IN ASSETS AND LIABILITIES:
Restricted cash	5,000	(4,944)
Accounts receivable	1,870	910
Prepaid expenses and other current assets	1,960	(2,915)
Income tax receivable	—	(475)
Notes receivable	49	180
Accounts payable	2,052	3,656
Accrued liabilities	(8,476)	7,000
Deferred revenue	(1,888)	3,835
Other assets	150	2,827

Net cash provided by operating activities	20,728	28,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of short-term investments, net	4,735	(14,520)
Purchase of property and equipment and software licenses	(11,543)	(11,175)
Capitalization of research and development	(9,438)	(9,041)
Purchase of intangible assets	(550)	(8,400)
Payment of acquisition-related costs	—	(797)

Net cash used in investing activities	(16,796)	(43,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on revolving line of credit, net	8,296	856
Proceeds from debt financings	2,215	2,464
Payments on notes payable	(2,199)	(2,628)
Payments on term note	(3,750)	(1,800)
Payments on equipment line of credit	(155)	(532)
Payments on capital leases	(3,779)	(2,554)
Proceeds from capital lease	4,356	3,814
Repurchase of common stock	(136)	—
Employee exercise of stock options and purchase of common stock	1,023	1,017

Net cash provided by financing activities	5,871	637

Net increase (decrease) in cash and cash equivalents	9,803	(14,614)
Cash and cash equivalents, beginning of period	46,833	67,341

Cash and cash equivalents, end of period	$56,636	$52,727

See Notes to Unaudited Condensed Consolidated Financial Statements

THE TRIZETTO GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 31, 2003.

2.	REVENUE RECOGNITION

The Company generates non-recurring revenue from set-up fees, which are consulting services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The Company recognizes revenue for these services as they are performed using the percentage of completion basis and when the Company can reasonably estimate the cost of that set-up project. The Company recognizes the revenue for the hardware and software included in these fees over the estimated useful life of the hardware and software, respectively. In prior periods, the Company could not reasonably estimate the cost of set-up fees; therefore, the Company used the completed contract method, and as a result, had not recognized any revenue for set-up fees prior to the third quarter of 2003. In the third quarter of 2003, the Company was able to reasonably estimate the cost of set-up fees and began recognizing revenue under the percentage of completion method. The Company recognized $1.1 million in set-up fee revenue in the third quarter of 2003.

3.	COMMON STOCK REPURCHASE PROGRAM

During the second quarter of 2003, the Company repurchased 24,500 shares of common stock under the Company’s authorized repurchase program at a cost of $136,000. The repurchase program was approved in the first quarter of 2003. In addition, the Board of Directors has established certain parameters within which purchases of shares may be made, and a limit of $10.0 million on the aggregate dollar amount of the shares that may be purchased pursuant to the program. As of September 30, 2003, $9.9 million was available for future repurchase of shares of common stock.

4.	RECLASSIFICATIONS

Certain reclassifications, none of which affected net income (loss), have been made to prior period amounts to conform to current period presentation.

Effective July 1, 2003, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of its adoption of EITF 01-14, the Company’s revenues and cost of revenues for the three-month period ended September 30, 2003 include $1.9 million of reimbursable out-of-pockets expenses. An additional $2.1 million of reimbursable expenses attributable to the first and second quarters of fiscal year 2003 are reflected in both revenue and cost of revenue for the nine-month period ended September 30, 2003. Prior to the adoption of EITF 01-14, the Company’s historical financial statements have reflected these expenses as net amounts in cost of revenue. The adoption of EITF 01-14 had no effect on net income or loss, cash flows or earnings per share. The impact in fiscal year 2002 was not material.

5.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common shares issued in connection with business combinations, that are held in escrow, are excluded from the computations of basic EPS until the shares are released from escrow. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, shares held in escrow, and other convertible securities. The following is a reconciliation of the numerator (net income (loss)) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
BASIC AND DILUTED:
Net income (loss)	$630	$(3,487)	$(3,398)	$(11,771)

Weighted average shares for basic EPS	46,307	45,430	46,066	45,150
Effect of dilutive securities	1,648	—	—	—

Adjusted weighted average shares for diluted EPS	47,955	45,430	46,066	45,150

Basic earnings per share	$0.01	$(0.08)	$(0.07)	$(0.26)

Diluted earnings per share	$0.01	$(0.08)	$(0.07)	$(0.26)

ANTIDILUTIVE SECURITIES:
Shares held in escrow	—	20	—	20
Options to purchase common stock	—	6,503	7,047	6,503
Unvested portion of restricted stock	—	331	273	331
Warrants	—	300	—	300

	—	7,154	7,320	7,154

6.	STOCK-BASED COMPENSATION

The Company has two stock option compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of $9,000 and $125,000 for the three months ended September 30, 2003 and 2002, respectively, and $267,000 and $565,000 for the nine months ended September 30, 2003 and 2002, respectively, are reflected in net income (loss), net of related tax effect, as a result of the amortization of deferred stock compensation recorded in the fiscal year 2000 and previously. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net income (loss) as reported	$630	$(3,487)	$(3,398)	$(11,771)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effect	9	125	267	565
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,119)	(1,518)	(3,773)	(4,643)

Pro forma net loss	$(480)	$(4,880)	$(6,904)	$(15,849)

Net income (loss) per share
Basic and diluted, as reported	$0.01	$(0.08)	$(0.07)	$(0.26)

Basic and diluted, pro forma	$(0.01)	$(0.11)	$(0.15)	$(0.35)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

7.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION (IN THOUSANDS)
Cash paid for interest	$1,521	$1,075
Cash paid for income taxes	657	964
NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS)
Assets acquired through capital lease	96	680
Deferred stock compensation	235	435

8.	DEBT AND OTHER OBLIGATIONS

The following is a summary of the Company’s debt and other obligations (in thousands):

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
Revolving credit facility	$13,796	$5,500
Secured term note	11,250	15,000
Capitalized leases and other obligations payable in varying monthly installments at a weighted average rate of 9.91% per annum	13,593	12,537

Total debt and other obligations	38,639	33,037
Less: current debt and other obligations	(27,095)	(17,921)

Long-term debt and other obligations	$11,544	$15,116

The Company maintains a revolving credit facility with an outstanding balance at September 30, 2003 of $13.8 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each month. At September 30, 2003, the interest rate was 4.37% (LIBOR at 1.12%). The revolving credit facility contains convenants to which the Company must adhere during the terms of the agreement. The Company was in compliance with all of its debt covenants at September 30, 2003.

The Company also maintains a secured term note facility with an outstanding balance at September 30, 2003 of $11.3 million. The secured term note is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. At September 30, 2003, the interest was 4.37% (LIBOR at 1.12%). The secured term note contains the same covenants set forth in the revolving credit facility. The Company was in compliance with all of its debt covenants at September 30, 2003.

9.	RESTRUCTURING AND RELATED IMPAIRMENT CHARGES

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

The following table summarizes the activities in the Company’s restructuring reserves as of September 30, 2003 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)

Accrued restructuring charges, December 31, 2002	—	1,382	1,382
Cash payments in 2003	—	(664)	(664)

Accrued restructuring charges, September 30, 2003	$—	$718	$718

The remaining accrued restructuring balance of $718,000 as of September 30, 2003, represents the Company’s future commitments related to its facility closures as noted above.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” It also substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Statement 146 establishes an accounting model for costs associated with exit or disposal activities based on the FASB’s conceptual framework for recognition and measurement of liabilities. Under this model, a liability for costs associated with an exit or disposal activity should be initially recognized when it is incurred, that is, when the definition of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements,” is met, and be measured at fair value, consistent with FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” This represents a significant change from the provisions of EITF 94-3 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” under which such costs were generally recognized in the period in which an entity committed to an exit plan or a plan of disposal, and which did not require the initial liability to be measured at fair value. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted the rules set forth in Statement 146 effective as of January 1, 2003. There was no effect on the Company’s financial statements resulting from the adoption of Statement 146.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the FIN 45 which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company has adopted the rules set forth in FIN 45 effective as of December 31, 2002. The Company did not have any outstanding guarantees issued after December 31, 2002 required to be recorded as obligations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46”). FIN 46 requires that if a company holds a controlling financial interest in a VIE, then the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. FIN 46 introduces a new consolidation model, the variable interest model, which determines control based on potential variability in gains and losses of the entity being evaluated for consolidation. There was no effect on the Company’s financial statements resulting from the adoption of FIN 46.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of Statement 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of Statement 150 are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no effect on the Company’s financial statements resulting from the adoption of Statement 150.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K under the caption “Risk Factors”: (i) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate; (ii) our sales cycles are long and unpredictable, (iii) we have a history of operating losses and we cannot predict if we will be able to sustain profitability in the future , (iv) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (v) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (vi) we are growing rapidly, and our inability to manage this growth could harm our business, (vii) our acquisition strategy may disrupt our business and require additional financing, (viii) our need for additional financing is uncertain as is our ability to raise capital if required, (ix) our business will suffer if our software products contain errors, (x) we could lose customers and revenue if we fail to meet the performance standards or other provisions in our contracts, (xi) if our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results, (xii) performance or security problems with our systems could damage our business, (xiii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xiv) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xv) any failure or inability to protect our technology and confidential information could adversely affect our business, (xvi) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xvii) if we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications, (xviii) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (xix) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xx) consolidation of healthcare payer organizations could decrease the number of our existing and potential customers, (xxi) changes in government regulation of the healthcare industry could adversely affect our business and (xxii) part of our business is subject to government regulation relating to the Internet that could impair our operations. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). For the nine months ended September 30, 2003, these market segments represented 81%, 15%, and 4% of our total revenue, respectively. As of September 30, 2003, we served approximately 456 customers.

We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2003, approximately 54% of our total revenue was recurring and 46% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” AICPA Statements of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended, and EITF Issue 00-21, “Multiple Element Arrangements.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred.

We generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted on a time and material basis, or using the percentage of completion method, if contracted on a fixed fee basis and we can adequately estimate the cost of the consulting project. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We recognize the revenue for the hardware and software included in these fees over the estimated useful life of the hardware or software, respectively. We recognized $1.1 million in set-up fee revenue in the third quarter of 2003. We also generate other non-recurring revenue, which includes certain contractual fees such as termination and change of control fees, and we recognize the revenue for these once the termination or change of control takes place and collection is reasonably assured.

Effective July 1, 2003, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of its adoption of EITF 01-14, our revenues and cost of revenues for the three-month period ended September 30, 2003 include $1.9 million of reimbursable out-of-pockets expenses. An additional $2.1 million of reimbursable expenses attributable to the first and second quarters of fiscal year 2003 are reflected in both revenue and cost of revenue for the nine-month period ended September 30, 2003. Prior to the adoption of EITF 01-14, our historical financial statements have reflected these expenses as net amounts in cost of revenue. The adoption of EITF 01-14 had no effect on net income or loss, cash flows or earnings per share. The impact in fiscal year 2002 was not material.

We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of September 30, 2003 were $1.2 million.

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

Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

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

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review property, plant and equipment, capitalized research and development costs and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, plus net proceeds expected from disposition of the asset (if any), are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs and expected periods the assets will be utilized. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. After the end of the fourth quarter of 2002, we performed an evaluation of our long-lived assets under Statement 144 and determined that certain intangible assets were impaired as of December 31, 2002. As a result, we recognized an impairment charge of $33.5 million related to these assets in the fourth quarter of 2002. During 2003, we will continue to evaluate our intangible assets for impairment as events and circumstances warrant. If an impairment is determined, further write-offs may be required.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and nine months ended September 30, 2003 and 2002, respectively, is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,				NINE MONTHS ENDED SEPTEMBER 30,
	2003		2002		2003		2002
Revenue by customer type:
Provider	$2,414	3%	$4,022	6%	$8,251	4%	$12,627	6%
Payer	63,037	83%	55,510	81%	180,590	81%	155,672	80%
Benefits administration	10,567	14%	9,070	13%	34,827	15%	26,778	14%

Total revenue	$76,018	100%	$68,602	100%	$223,668	100%	$195,077	100%

Revenue mix:
Recurring revenue
Outsourced business services	$25,017	62%	$24,565	61%	$73,233	61%	$75,484	62%
Software maintenance	15,479	38%	15,726	39%	47,218	39%	45,435	38%

Recurring revenue total	40,496	100%	40,291	100%	120,451	100%	120,919	100%

Non-recurring revenue
Software license fees	10,593	30%	7,645	27%	35,641	35%	20,549	28%
Consulting services	21,816	61%	20,666	73%	64,463	62%	53,609	72%
Other non-recurring revenue	3,113	9%	—	—	3,113	3%	—	—

Non-recurring revenue total	35,522	100%	28,311	100%	103,217	100%	74,158	100%

Total revenue	$76,018		$68,602		$223,668		$195,077

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

Our 12-month and total backlog data are as follows (in thousands):

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02
Twelve-month backlog:
Recurring revenue backlog	$161,600	$160,000	$151,900	$149,400	$143,200
Software backlog (non-recurring revenue)	12,900	22,700	25,600	28,400	41,400

Total	$174,500	$182,700	$177,500	$177,800	$184,600

Total backlog:
Recurring revenue backlog	$580,000	$586,200	$539,400	$548,000	$545,400
Software backlog (non-recurring revenue)	14,100	27,700	35,400	39,600	47,800

Total	$594,100	$613,900	$574,800	$587,600	$593,200

On July 9, 2003, Coventry Health Care, Inc. (“Coventry”) announced its plan to acquire Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. On September 1, 2003, Coventry completed the acquisition. In 2003, we estimate that the Altius account will produce recurring revenue of $20.0 million. We do not know what services, if any, Coventry will elect to continue under the Altius contract. Given the termination provisions of the contract, we do not expect 2003 financial results to be affected by Coventry’s acquisition of Altius. With the information currently available, we cannot determine with certainty the impact on our 2004 financial results. Included in our twelve-month backlog and total backlog is $18.9 million and $94.5 million, respectively, related to Altius.

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

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02
Total Bookings	$37,400	$83,600	$62,200	$60,700	$22,800

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

Revenue. Total revenue in the third quarter 2003 increased $7.4 million, or 11%, to $76.0 million from $68.6 million for the same period in 2002. The increase primarily resulted from organic growth in outsourced business services, software license sales, consulting services and other non-recurring revenue, offset by a slight decrease in software maintenance. In the third quarter of 2003, we adopted EITF 01-14, “Income Statement of Characterization of Reimbursements Received for ’Out-of-Pocket’ Expenses Incurred.” Accordingly, revenue in the third quarter of 2003 includes $1.9 million of reimbursements for out-of-pocket expenses.

Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue in the third quarter of 2003 increased $205,000 or 1%, to $40.5 million from $40.3 million for the same period in 2002. This increase of $205,000 consisted of an increase of $452,000 of outsourced business services revenue, offset by a decrease of $247,000 in our software maintenance revenue. The $452,000 increase was the result of: (i) reimbursable out-of-pocket expenses of $300,000 recorded as revenue in accordance with EITF 01-14, which has no effect on the net income or earnings per share, and (ii) an increase in revenue from our hosted Facets® customers. The decrease of $247,000 was due primarily to the cancellation of certain non-Facets® hosted customers. Several small non-proprietary software hosted payer contracts terminated due to customer acquisition or bankruptcy at the end of 2002. In addition, some contracts were eliminated due to profitability concerns as part of the retrenchment of our Provider business. The loss of recurring revenue in the fourth quarter of 2002 was partially offset by new business in our hosted Facets® customers and by membership growth in existing core customers in 2003.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue in the third quarter of 2003 increased $7.2 million, or 26%, to $35.5 million from $28.3 million for the same period in 2002. This increase of $7.2 million consisted of: (i) an organic increase of $2.9 million in software license revenue, (ii) an increase of $3.1 million in other non-recurring revenue, which includes termination fees of $900,000 and $2.2 million of payments for the change of control at Altius, and (iii) an overall increase of $1.2 million in our consulting services revenue. This $1.2 million overall increase in consulting services revenue was the result of: (a) reimbursable out-of-pocket expenses of $1.6 million recorded as revenue in accordance with EITF 01-14, which has no effect on net income or earnings per share, (b) a $1.0 million one-time adjustment of sales allowance due to improved collections of aged receivables, and (c) a decrease of $1.4 million in consulting revenue.

During the third quarter of 2003, a significant portion of TriZetto’s consulting resources were used to support large fixed-fee implementation projects for two of our Facets® hosted customers. We agreed to these two fixed-fee implementations to establish benchmark clients that could serve as industry examples for us. At each of these accounts, the “go-live” date (the date on which our hosting services become operational) was delayed beyond the original schedule. This had two negative financial ramifications for us in the third quarter of 2003. First, the recurring hosting services revenue from these accounts was delayed as hosting revenue typically begins when a go-live occurs. Without the delays, each of these accounts would have generated additional recurring revenue during the third quarter of 2003. The second ramification is that the fixed-fee provisions of both contracts and certain acceptance criteria in one prevented us from recognizing revenue on consulting work performed during the third quarter of 2003, while the related costs for personnel and third-party resources continued to be expensed. We will realize additional consulting revenue on one of these projects once we satisfy the acceptance criteria. This is expected to occur during the fourth quarter of 2003, but could occur later. We also expect to realize additional revenue from work that was not within the original scope of this project. Even if this additional revenue is recognized during the fourth quarter of 2003, these two fixed-fee engagements are likely to have a negative impact on our consulting margins for this period. Both of these customers are currently scheduled for go-live dates in December 2003, although either of these dates could be delayed which would further impair our consulting margins for the fourth quarter.

We are continuing to target larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence and business process outsourcing services. It also has improved the stability of our customer base. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the timing of our software and services sales.

Cost of Revenue. Cost of revenue in the third quarter of 2003 increased $8.3 million, or 18%, to $53.8 million from $45.5 million for the same period in 2002. Our data centers continue to incur fixed costs associated with recurring revenue customers. As a percentage of total revenue, cost of revenue approximated 71% in the third quarter of 2003 and 66% for the same period in 2002. Cost of revenue in the third quarter of 2003 and 2002 included $120,000 and $203,000 of amortization of deferred stock compensation, respectively.

The overall gross margin (revenue minus cost of revenue) decreased from 34% in the third quarter of 2002 to 29% for the same period in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in the third quarter of 2003 was primarily the result of two issues: (i) the aforementioned loss of non-proprietary recurring revenue in late 2002 and the continued fixed costs associated with operating the data center, and (ii) decreased profit margin in our consulting business, the direct result of certain agreed upon fixed-fee engagements.

Research and Development (R&D) Expenses. R&D expenses in the third quarter of 2003 increased $902,000, or 17%, to $6.3 million from $5.4 million for the same period in 2002. This increase was due primarily to increased spending related to the development of our proprietary software for the payer and benefits administration markets. Most of our R&D expense in the quarter was used to continue the development of Facets Extended Enterprise™ , a substantial upgrade of our flagship software for health plans, which was released at the end of the third quarter of 2003. We also made several enhancements to QicLink™, a proprietary software for benefits administrators. As a percentage of total revenue, R&D expenses approximated 8% in the third quarter of 2003 and 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $3.6 million in the third quarter of 2003 and $2.8 million for the same period in 2002) was 64% in the third quarter of 2003 and 66% for the same period in 2002. R&D expenses in the third quarter of 2003 and 2002 included approximately $57,000 and $42,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.5 million, or 19%, from $13.7 million in the third quarter of 2002, to $11.2 million for the same period in 2003. The decrease was primarily the result of a $2.8 million adjustment to allowance for doubtful accounts, offset by increased costs of approximately $300,000 in providing corporate support due to the overall expansion of our business. The adjustment to allowance for doubtful accounts was the result of an initiative to improve collections of aged accounts receivables. As a percentage of total revenue, selling, general and administrative expenses approximated 15% in the third quarter of 2003 and 20% for the same period in 2002. Selling, general and administrative expenses in the third quarter of 2003 and 2002 included approximately $259,000 and $193,000 of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased $4.1 million, or 55%, from $7.4 million in the third quarter of 2002 to $3.3 million for the same period in 2003. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the three months ending December 31, 2003	$951
For the years ending December 31,
2004	3,804
2005	2,221
2006	15

Total	$6,991

Interest Income. Interest income decreased $422,000, or 73%, from $577,000 in the third quarter of 2002 to $155,000 for the same period in 2003. The decrease is due primarily to lower yields on investments in the third quarter of 2003 compared with the same period in 2002.

Interest Expense. Interest expense in the third quarter of 2003 increased $100,000, or 26%, to $483,000 from $383,000 for the same period in 2002. The increase relates primarily to the increase in the total principal amount outstanding on our term note and new capital lease obligations, offset by a decrease related to our revolving credit facility due to a decrease in the prime rate compared to the third quarter of 2002.

Provision for Income Taxes. Provision for income taxes was $479,000 in the third quarter of 2003 compared to $54,000 for the same period in 2002. The increase in tax expense from the prior year is principally due to net income in the third quarter of 2003 compared to a net loss for the same period in 2002.

Restructuring and Related Impairment Charges. In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $235,000 restructuring charge in the third quarter of 2002 reflects severance costs related to planned workforce reductions. There were no restructuring charges in the third quarter of 2003 as this restructure was completed in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue. Total revenue in the first nine months of 2003 increased $28.6 million, or 15%, to $223.7 million from $195.1 million for the same period in 2002. The increase primarily resulted from organic growth in software license sales, software maintenance, consulting services and other non-recurring revenue, offset by a decrease in outsourced business services. In the third quarter of 2003, we adopted EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Accordingly, the year to date revenue for the nine months ended September 30, 2003, has been increased by $900,000 and $1.2 million in the first and second quarters of 2003, respectively, that related to reimbursements for out-of-pocket expenses incurred, which were previously recorded as a reduction to cost of revenue. In addition, revenue in the third quarter of 2003 includes $1.9 million of reimbursements for out-of-pocket expenses.

Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $468,000 or .4%, from $120.9 million in the first nine months of 2002 to $120.5 million for the same period in 2003. This decrease of $468,000 consisted of a decrease of $2.3 million of outsourced business services revenue, offset by an increase of $1.8 million in our software maintenance revenue. The $2.3 million decrease was the result of: (i) a decrease in revenue from our non-Facets® hosted customers, and (ii) reimbursable out-of- pocket expenses of $600,000 recorded as revenue and has no effect on net income or earnings per share. The increase of $1.8 million was due to organic growth in our software maintenance revenue. Several non-proprietary software hosted payer contracts terminated due to customer acquisition or bankruptcy at the end of 2002. In addition, some contracts were eliminated due to profitability concerns as part of the retrenchment of our Provider business. The loss of recurring revenue in the fourth quarter of 2002 was partially offset by new business in our hosted Facets® customers and by membership growth in existing core customers in 2003.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue in the first nine months of 2003 increased $29.0 million, or 39%, to $103.2 million from $74.2 million for the same period in 2002. The increase of $29.0 million consisted of: (i) an organic increase of $15.1 million in software license revenue, (ii) an increase of $3.1 million in other non-recurring revenue, which includes termination fees of $900,000 and $2.2 million of payments for the change of control at Altius, and (iii) an overall increase of $10.8 million in our consulting services revenue. This $10.8 million overall increase in consulting services revenue was the result of: (a) reimbursable out-of-pocket expenses of $3.4 million recorded as revenue in accordance with EITF 01-14, (b) a $1.0 million one-time adjustment of sales allowance due to improved collections of aged receivables, and (c) an overall net increase of $6.4 million in organic growth of consulting services.

During the nine months ended September 30, 2003, a significant portion of TriZetto’s consulting resources were used to support large fixed-fee implementation projects for two of our Facets® hosted customers. We agreed to these two fixed-fee implementations to establish benchmark clients that could serve as industry examples for us. At each of these accounts, the “go-live” date (the date on which our hosting services become operational) was delayed beyond the original schedule. This had two negative financial ramifications for us in the nine months ended September 30, 2003. First, the recurring hosting services revenue from these accounts was delayed as hosting revenue typically begins when a go-live occurs. Without the delays, each of these accounts would have generated additional recurring revenue during the nine months ended September 30, 2003. The second ramification is that the fixed-fee provisions of both contracts and certain acceptance criteria in one prevented us from recognizing revenue on consulting work performed during the nine months ended September 30, 2003, while the related costs for personnel and third-party resources continued to be expensed. We will realize additional consulting revenue on one of these projects once we satisfy the acceptance criteria. This is expected to occur during the fourth quarter of 2003, but could occur later. We also expect to realize additional revenue from work that was not within the original scope of this project. Even if this additional revenue is recognized during the fourth quarter of 2003, these two fixed-fee engagements are likely to have a negative impact on our consulting margins for this period. Both of these customers are currently scheduled for go-live dates in December 2003, although either of these dates could be delayed which would further impair our consulting margins for the fourth quarter.

We are continuing to target larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence and business process outsourcing services. It also has improved the stability of our customer base. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the timing of our software and services sales.

Cost of Revenue. Cost of revenue in the first nine months of 2003 increased $25.6 million, or 20%, to $156.3 million from $130.7 million for the same period in 2002. Our data centers continue to incur fixed costs associated with recurring revenue customers. As a percentage of total revenue, cost of revenue approximated 70% in the first nine months of 2003 and 67% for the same period in 2002. Cost of revenue in the first nine months of 2003 and 2002 included approximately $510,000 and $807,000 of amortization of deferred stock compensation, respectively.

The overall gross margin (revenue minus cost of revenue) decreased from 33% in the first nine months of 2002 to 30% for the same period in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in the first nine months of 2003 was primarily the result of two issues: (i) the aforementioned loss of non-proprietary recurring revenue in late 2002 and the continued fixed costs associated with operating the data center, and (ii) decreased profit margin in our consulting business, the direct result of certain fixed-fee engagements.

Research and Development (R&D) Expenses. R&D expenses in the first nine months of 2003 increased $2.1 million, or 13%, to $18.5 million from $16.4 million for the same period in 2002. This increase was due primarily to increased spending related to the development of our proprietary software for the payer and benefits administration markets. Most of our R&D expense in the first nine months of 2003 was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans, which was released at the end of the third quarter of 2003. We also made several enhancements to QicLink™, a proprietary software for benefits administrators. As a percentage of total revenue, R&D expenses approximated 8% in the first nine months of 2003 and 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $9.4 million in the first nine months of 2003 and $9.0 million for the same period in 2002) was 66% in the first nine months of 2003 and 65% for the same period in 2002. R&D expenses in the first nine months of 2003 and 2002 included approximately $181,000 and $148,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $837,000, or 2%, from $41.3 million in the first nine months of 2002 to $40.4 million for the same period in 2003. The decrease was the result of a $2.8 million adjustment to allowance for doubtful accounts, offset by increased costs of approximately $1.9 million in providing corporate support due to the overall expansion of our business. The adjustment to allowance for doubtful accounts was the result of an initiative to improve collections of aged accounts receivables. As a percentage of total revenue, selling, general and administrative expenses approximated 18% in the first nine months of 2003 and 21% for the same period in 2002. Selling, general and administrative expenses in the first nine months of 2003 and 2002 included approximately $930,000 and $896,000 of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased $10.8 million, or 52%, from $20.8 million in the first nine months of 2002 to $10.0 million for the same period in 2003. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the three months ending December 31, 2003	$951
For the years ending December 31,
2004	3,804
2005	2,221
2006	15

Total	$6,991

Interest Income. Interest income decreased $480,000, or 38%, from $1.3 million in the third quarter of 2002 to $773,000 for the same period in 2003. The decrease is due primarily to lower yields on investments in the first nine months of 2003 compared to the same period in 2002.

Interest Expense. Interest expense in the first nine months of 2003 increased $424,000, or 39%, to $1.5 million from $1.1 million for the same period in 2002. The increase related primarily to the increase in the total principal amount outstanding on our term note and new capital lease obligations, offset by a decrease related to our revolving credit facility due to a decrease in the prime rate compared to the first nine months of 2002.

Provision for (Benefit from) Income Taxes. Provision for income taxes was $1.1 million in the first nine months of 2003 compared to a benefit from income taxes of $2.7 million for the same period in 2002. The increase in tax expense from the prior year is principally due to a decrease in the loss from the same period in 2002.

Restructuring and Related Impairment Charges. In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $479,000 restructuring charge in the first nine months of 2002 reflected severance costs related to planned workforce reductions. There were no restructuring charges in the first nine months of 2003 as this restructure was completed in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling $81.2 million, including $1.1 million in restricted cash.

Cash provided by operating activities in the first nine months of 2003 was $20.7 million. Net cash provided during this period resulted from net losses of $3.4 million, offset by approximately $717,000 in other net changes in operating asset and liability accounts and $23.4 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales returns, amortization of deferred stock compensation, amortization of intangibles, the issuance of stock in connection with a prior acquisition, and the loss on sale of property and equipment. Cash provided by operating activities includes a $5.0 million reclass from restricted cash to cash as a result of the termination of a letter of credit related to the change of control at Altius, which occurred in the third quarter of 2003. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year. We currently have net operating loss carryforwards of $67.0 million, which will be applied against future taxable income.

Cash used in investing activities of $16.8 million in the first nine months of 2003 was primarily the result of our purchase of $11.5 million in property and equipment and software licenses, $9.4 million in capitalized research and development costs, and $550,000 for the purchase of an intellectual property, offset by the net sale of $4.7 million in short-term investments.

Cash provided by financing activities of $5.9 million in the first nine months of 2003 was primarily the result of $4.4 million of proceeds from capital leases, $2.2 million of proceeds from borrowings under our debt facility, $1.0 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and net proceeds of $8.3 million from our revolving credit facility. These proceeds were reduced by payments made on our equipment line of credit, notes payable and capital lease obligations of $6.1 million, the payment of $3.8 million on our term note, and the repurchase of our common stock of $136,000.

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

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of September 30, 2003, we had outstanding borrowing on the Revolving Credit facility of $13.8 million and were in compliance with all of our debt covenants.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. We have repaid $3.75 million as of September 30, 2003, with subsequent quarterly payments of $1.875 million due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of September 30, 2003, we had outstanding borrowings on the Secured Term Note of $11.3 million and were in compliance with all of our debt covenants.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2003, there was approximately $2.5 million principal balance remaining on the note.

As of September 30, 2003, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

The following tables summarize our contractual obligations and other commercial commitments (in thousands):

	PAYMENTS (INCLUDING INTEREST) DUE BY PERIOD
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$14,193	$8,220	$5,973	$—	$—
Capital lease obligations	10,650	5,079	5,571	—	—
Operating leases	50,770	10,056	20,908	10,074	9,732

Total contractual obligations	$75,613	$23,355	$32,452	$10,074	$9,732

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$13,796	$13,796	$—	$—	$—
Standby letters of credit	1,093	803	290	—	—

Total other commercial commitments	$14,889	$14,599	$290	$—	$—

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2003, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable monthly in arrears. The revolving credit facility expires in December 2004. As of September 30, 2003, we had outstanding borrowings on the revolving line of credit of $13.8 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of September 30, 2003, we had outstanding borrowings on the Secured Term Note of $11.3 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2003, we had outstanding borrowings of $2.5 million.

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

ITEM 4—DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2003, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: November 14, 2003	By:	/s/ MICHAEL J. SUNDERLAND
Michael J. Sunderland
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002