Form 10-K
period 2003-12-31
TRIZETTO GROUP INC
filed 2004-02-26
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27501

The TriZetto Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0761159
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

567 San Nicolas Drive, Suite 360 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 719-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value, and Series A Junior Participating Preferred Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported in the Nasdaq National Market System, was $154.5 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 19, 2004 was 46,889,450.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders.

THE TRIZETTO GROUP, INC.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2003

i

CAUTIONARY STATEMENT

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below under the caption “Risk Factors.” These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

PART I

Item 1— Business

OVERVIEW

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced business services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). In 2003, these markets represented 81%, 15%, and 4% of our total revenue, respectively. As of December 31, 2003, we served approximately 433 customers.

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

FINANCIAL INFORMATION

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net loss, and total assets for the last three years.

OUR STRATEGY

Rising healthcare costs are causing employers to shift more of the cost of healthcare benefits to employees. In turn, employees are demanding better service from their health plans, more information about doctors, hospitals and other providers, and more help navigating the healthcare delivery system. We believe that many health plans lack the technology and operational efficiency to operate in a more consumer-driven environment. Our strategy is to provide the healthcare expertise, technology and services that our customers need today and in the future. Key elements of our strategy include:

•	Help customers anticipate change and migrate toward a successful future. In 2003, we continued to articulate our vision of the future for three customer segments: health plans, benefits administrators, and preferred provider organizations (PPOs). We named these “futures” Health Plan 5.0, Benefits Administrator 5.0, and PPO 5.0. “5.0” continues to be the centerpiece of our sales strategy, supported by TriZetto’s comprehensive portfolio of solutions and a clear migration path for customers. Over the course of 2003, we rolled out a series of products and services that provide our customers with the solution components to achieve “5.0.”

•	Offer a compelling value proposition. We are focused on offering a quantified, compelling value proposition that includes such advantages as reduced or more predictable information technology costs, more cost effective business processes, lower administrative costs, and more rapid return on investment. Our internal estimates, based on industry benchmarks and customer data, show that return on investment increases with the use of our proprietary software in combination with one or more of our outsourced services.

•	Offer market-leading enterprise software for health plans. In 2003, we successfully launched Facets Extended Enterprise™(or Facets e2™) into the marketplace. Facets e2™ is a major expansion of our flagship Facets® software for health plans, enabling us to continue to maintain and expand our lead in the marketplace. Facets e2™ provides significant new business and technology enhancements aimed at helping health plans meet emerging market demands, including customer driven market requirements, integrated e-business functionality, regulatory compliance, and advanced open architecture and web services technologies. In the benefits administration market, we have made significant investments to extend the market leadership position of our QicLink™ product line. The new QicLink Extended Enterprise™ product, which is expected to be released in 2004, will address consumer market requirements and integration e-business and provide an updated user interface for improved useability.

•	Deliver our technology in concert with a continuum of services that can transform a customer’s business. In addition to offering leading enterprise software, TriZetto offers complementary services that assist customers in achieving business success, including: overall IT strategy, software hosting, business process re-engineering, transaction processing (including claims, billing, enrollment, member services, physician credentialing, accounts receivable and collections), and IT outsourcing. These services, in combination with TriZetto’s technology and delivery capabilities, can transform a customer’s business.

•	Organize products and services around the customer’s main business cycles. Our solutions are being aligned with the way our customers operate internally. We have products and services that address the main business cycles of a health plan, which are: product development, revenue management, reimbursement management, customer service, network management, care management, risk management, and general finance and administration.

•	Leverage our strategic relationships. We intend to leverage our current strategic relationships and enter into new relationships to expand our customer base and service offerings. We have established co-marketing and sales arrangements with third-party systems integrators and software vendors. As our customer base grows, we intend to expand and strengthen these relationships.

•	Selectively pursue acquisitions. We continually evaluate acquisitions of companies that could expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made six acquisitions. We may pursue additional acquisitions that create shareholder value.

OUR PRODUCTS AND SERVICES

Outsourced Business Services

In 2003, we derived approximately 34% of our total revenue from outsourced business services. Our outsourced business services fall into three categories, described in more detail below: software hosting and management, business process outsourcing, and IT outsourcing.

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

Business Process Outsourcing. To complement our software hosting services, we also provide payers and benefits administrators with transaction processing services for typical back office functions, including claims, billing and enrollment. Customers typically outsource to us for the following reasons: to improve or maintain service, for more predictable costs, to take advantage of our larger scale, to reduce risk through our performance guarantees, to gain access to our technical and healthcare business expertise, and to become HIPAA compliant.

Our processing services include:

•	Benefit and Provider Configuration Rule Set-Up: We configure the customer’s software according to the customer’s specific benefit plans and provider payment arrangements.

•	Document Imaging/Electronic Data Interchange (EDI) Processing. We process claim forms, enrollment documents and other documents submitted via paper or EDI, and scan all images for electronic retrieval.

•	Medical, Dental, and Specialty Claims Processing. We process claims submitted for services under a variety of products and lines of business, adjust payments and coordinate benefits. We also generate, print and distribute claims payment checks and remittance notices to appropriate claimants.

•	Membership and Enrollment Processing. We set up employer group and individual membership information and process transactions regarding benefit plan selection, assignment of primary care physicians, and membership changes. We also issue member identification cards and perform other related administrative tasks.

•	Premium Billing. We generate, print and mail invoices, post payments received on behalf of the health plan, and reconcile employer group and individual member accounts against billed amounts.

•	Broker Commissions and Provider Capitation. We configure our customer’s software to ensure that insurance brokers and capitated provider groups are paid according to their contracts. We also print and distribute commission checks and capitation payments.

•	Print and Mailing Services. We print and mail functional area output documents such as claims payment checks, remittance notices, premium invoices, broker commission checks and capitation payments along with supporting documentation.

These business processing services can be provided at the customer site or in our centralized processing locations. Approximately 244 employees are located at our various processing sites, providing services for customers using Facets® and third-party systems.

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

Enterprise Software

In 2003, we derived approximately 37% of our total revenue from proprietary software license and maintenance fees. We offer enterprise software on a licensed basis to healthcare payers and benefits administrators. The Facets®, Facts™ and QicLink™ applications are widely recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs. Our HealthWeb® modules allow customers to conduct electronic commerce over the Internet. Our NetworX™ suite of products allows electronic claims re-pricing across multiple provider networks for health plans and PPOs, as well as automated contract modeling. ClaimsExchange™ allows for the electronic exchange of information between health plans and PPOs. At December 31, 2003, our health plan software served approximately 123 customers, and our software for benefits administrators and PPOs served approximately 282 customers.

Out of our total revenue in 2003, 2002, and 2001, we spent 13%, 13% and 10%, respectively, on software development (expensed and capitalized), primarily for our proprietary software products.

Facets®. Facets® is a widely implemented, scalable client/server solution for healthcare payers. Facets® allows payers to select from a variety of modules to meet specific business requirements—including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service and electronic commerce.

Facets® can also be combined with complementary software to address the enterprise-wide needs of a managed care organization. Facets® has been expanded through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, decision support, provider profiling, and Health Plan Employer Data Information set (HEDIS) reporting.

Facets® is available to customers on a license or hosted basis. In June 2003, we released a new product called Facets Extended Enterprise™(or Facets e2™), which was a major expansion of Facets®. Facets e2™ includes the following features and benefits for health plans:

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

Facts™. Introduced in 1980, Facts™ is designed for the indemnity insurance market, specifically managed indemnity and group insurance. Facts™ software, which we acquired in our acquisition of Erisco, is used for the essential administrative transactions of an indemnity plan, including enrollment, rathing and premium calculation, billing and claims processing.

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

Several new HealthWeb® modules have recently been released, including e-Quote, which automates rate quotes and proposals, and eBill, which automates premium billing and reconciliation. All HealthWeb® modules are being offered on a standalone basis. They will also be integrated with and offered as part of Facets Extended Enterprise™.

NetworX™. NetworX™ was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. The NetworX™ product line has been expanded to include a suite of products that addresses the re-pricing needs of not only PPOs, but also the requirements of health plans for automated re-pricing of complex facility claims and modeling of contracts. The NetworXPricer™ product for healthplan claims re-pricing is sold as a separate application that can be interfaced to legacy administration systems, as well as to Facets Extended Enteprise™. The NetworXModeler™ product is a standalone application to support the automated modeling and analysis of provider contracts. NetworX™ complements ClaimsExchange™, which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange information online. ClaimsExchange™ allows access to electronic transaction routing between physician groups and payers 24 hours a day, seven days a week, such as exchange of re-priced claims, claims tracking and reporting capabililities.

Consulting Services

We derived 28% of our revenue from consulting services in 2003, mainly from implementations associated with our proprietary software, software hosting and other outsourcing contracts. As of December 31, 2003, we had approximately 255 consultants. Our consultants:

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

SALES AND MARKETING

Our sales and marketing approach is to promote TriZetto as the single source for comprehensive healthcare information technology products and services. As of December 31, 2003, we had approximately 54 sales and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives with established track records, sells our entire range of offerings to current and prospective customers, including enterprise software, outsourced business services, and consulting services. Separate sales teams have been established for the payer and benefits administration markets. The sales team for the payer market is divided into national and middle-market accounts. We have payer sales support teams for enterprise software and for outsourced business services. The support teams are responsible for providing in-depth technical information to the customer or prospect, providing product demonstrations, and for negotiating customer contracts. To support the sales process, multi-disciplinary pursuit teams are established for each major prospect, spearheaded by a member of executive management.

Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our enterprise software, outsourced business services, and consulting services. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars and events. The marketing organization also develops and supports our corporate positioning and branding, coordinates market research, and handles all tradeshows, customer conferences and events.

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

COMPETITION

The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methods, we develop, integrate and deliver packaged software applications, Internet connections, electronic communications infrastructure and IT consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare software application vendors, such as Quality Care Solutions, Inc., Amisys Synertech Inc. and deNovis, Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

Our total backlog at December 31, 2003, was approximately $496.2 million. The 12-month backlog at December 31, 2003, was approximately $170.0 million. We recently received Altius’ notice to terminate our services agreement effective May 31, 2004. Included in our twelve-month backlog and total backlog is recurring revenue of $10.4 million related to Altius. For a breakout of total and 12-month backlog by recurring and non-recurring revenue, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

INTELLECTUAL PROPERTY

Our intellectual property is important to our business. We rely on certain developed software assets and internal methodologies for performing customer services. Our consulting services group develops and utilizes information technology life-cycle methodology and related paper-based and software-based toolsets to perform customer assessments, planning, design, development, implementation, and support services. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property.

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

SIGNIFICANT CUSTOMERS

As of December 31, 2003, we served approximately 433 customers. Blue Cross Blue Shield of Michigan, Altius Health Plans, Inc., UnitedHealth Group, Inc., and QualChoice of Arkansas, Inc. represented approximately 8%, 8%, 7% and 5%, respectively, of our total revenue for the twelve months ended December 31, 2003.

EMPLOYEES

As of December 31, 2003, we had approximately 1,774 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

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

We have generated net losses in 18 of our past 20 quarters (through December 31, 2003). Although our revenue has grown in recent periods, we cannot assure you that our revenue will be maintained at the current level or increase in the future. In addition, we have a limited operating history and it is difficult to evaluate our business. Our stockholders must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets. We cannot assure you that we will achieve or sustain positive earnings on either a quarterly or annual basis.

We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. As a result, we may never sustain positive net income.

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of December 31, 2003, we were providing services to approximately 433 customers. Four of our customers, Blue Cross Blue Shield of Michigan, Altius Health Plans, Inc., UnitedHealth Group, Inc., and QualChoice of Arkansas, represented an aggregate of approximately 28% of our total revenue for the twelve months ended December 31, 2003.

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

Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated contract cancellations or reductions. As a result, any termination, significant reduction or modification of our business relationships with any of our significant customers could have a material adverse effect on our business, financial condition, operating results and cash flows.

We are growing rapidly, and our inability to manage this growth could harm our business.

We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources and information systems. As of December 31, 2003, we had grown to approximately 1,774 employees, from approximately 75 employees and independent contractors in December 1997. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our acquisition strategy may disrupt our business and require additional financing.

Since inception, we have made several acquisitions and may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms or at all.

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

To finance future acquisitions, we may issue equity securities that could be dilutive to our stockholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets as a result of acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Many of our service agreements contain performance standards. If we fail to meet these standards or breach other material obligations under our agreements, our customers could terminate their agreements with us or require that we refund part or all of the fees charged under those agreements. The termination of any of our material services agreements and/or any associated refunds could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $25 million for general liability and $10 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

Our success depends on our ability to attract, retain and motivate management and other key personnel.

Our success will depend in large part on the continued services of management and key personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition, operating results and cash flows. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations, and our needs for additional management and key personnel will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain and motivate these individuals.

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

Our arrangements with third-party software application vendors are not exclusive. We cannot assure you that these third-party vendors regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially adversely affect our business, financial condition, operating results and cash flows.

Our licenses for the use of third-party software applications are essential to the technology solutions we provide for our customers. Loss of any one of our major vendor agreements may have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc., Amisys Synertech Inc. and deNovis, Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“DHHS”) has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets which became effective October 16, 2003. DHHS has also issued final HIPAA privacy regulations which became effective on April 14, 2003, and final HIPAA security regulations. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has imposed heightened scrutiny on billing and collection practices of healthcare providers and related entities, particularly with respect to potentially fraudulent billing practices, such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for our customers and for us. Any of these results could have a material adverse effect on our business, financial condition, operating results and cash flows.

Federal and state consumer protection laws may apply to us when we bill patients directly for the cost of physician services provided. Failure to comply with any of these laws or regulations could result in a loss of licensure or other fines and penalties. Any of these results could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Item 2—Properties

Facilities

As of December 31, 2003, we leased 26 facilities located in the United States. Our principal executive and corporate offices are located in Newport Beach, California. The data centers we use to serve customers are located in Greenwood Village, Colorado and Naperville, Illinois. Our leases have expiration dates ranging from 2004 to 2014. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed.

Item 3—Legal Proceedings

In the normal course of business, we may be involved in litigation relating to claims arising out of our operations. In management’s opinion, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “TZIX” since October 8, 1999.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

Quarters Ended	High	Low
December 31, 2003	$7.35	$5.99
September 30, 2003	$7.95	$5.97
June 30, 2003	$6.60	$3.97
March 31, 2003	$5.99	$3.00
December 31, 2002	$7.80	$4.29
September 30, 2002	$8.00	$4.66
June 30, 2002	$12.54	$7.89
March 31, 2002	$14.33	$11.75

As of February 19, 2004, there were 159 holders of record based on the records of our transfer agent and approximately 4,583 beneficial owners of our common stock whose shares of our common stock are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

The following is a summary of transactions during 2003 involving sales of our securities that were not registered with the SEC:

•	On March 11, 2003, we issued 12,249 shares of common stock to a former stockholder of Finserv Health Care Systems, Inc. in connection with our acquisition on December 22, 1999.

•	On April 29, 2003, we issued 72,635 shares of common stock to Trustco Holdings, Inc. as a market guarantee in connection with our acquisition of Infotrust Company on April 12, 2001.

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

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Recurring revenue	$19,448	$61,811	$142,706	$159,178	$160,973
Non-recurring revenue	13,478	27,245	75,466	105,972	129,356

Total revenue	32,926	89,056	218,172	265,150	290,329

Cost of revenue:
Recurring revenue	17,350	54,929	103,854	114,509	115,812
Non-recurring revenue	10,037	20,089	42,806	63,311	93,244

	27,387	75,018	146,660	177,820	209,056

Recurring revenue – loss on contracts (1)	—	—	—	—	11,271
Non-recurring revenue – loss on contracts (1)	—	—	—	—	3,680

	—	—	—	—	14,951

Total cost of revenue	27,387	75,018	146,660	177,820	224,007

Gross profit	5,539	14,038	71,512	87,330	66,322

Operating expenses:
Research and development	2,394	8,463	16,402	21,911	24,823
Selling, general and administrative	9,366	34,144	51,938	53,966	52,138
Amortization of goodwill and other intangible assets (2)	783	18,622	69,076	28,027	10,908
Write-off of acquired in-process technology (3)	1,407	1,426	—	—	—
Restructuring and impairment charges (4)	—	—	12,140	651	3,769
Impairment of goodwill and other intangible assets (5)	—	—	—	131,019	—

Total operating expenses	13,950	62,655	149,556	235,574	91,638

Loss from operations	(8,411)	(48,617)	(78,044)	(148,244)	(25,316)
Interest income	527	1,394	2,048	1,609	970
Interest expense	(256)	(883)	(1,333)	(1,479)	(2,005)

Loss before benefit from (provision for) income taxes	(8,140)	(48,106)	(77,329)	(148,114)	(26,351)
Benefit from (provision for) income taxes	213	5,848	16,175	(250)	(1,124)

Net loss	$(7,927)	$(42,258)	$(61,154)	$(148,364)	$(27,475)

Net loss per share:
Basic and diluted	$(0.85)	$(1.80)	$(1.53)	$(3.28)	$(0.60)

Shares used in computing net loss per share:
Basic and diluted	9,376	23,444	40,094	45,256	46,170

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, restricted cash, and short-term investments	$24,806	$28,384	$84,633	$81,117	$76,347
Total assets	68,418	363,751	390,721	237,996	233,308
Total short-term debt and capital lease obligations	1,857	14,555	19,607	17,921	34,920
Total long-term debt and capital lease obligations	2,728	4,440	9,699	15,116	7,155
Total stockholders’ equity	51,296	269,430	280,955	137,414	113,523

(1)	During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

(2)	As of January 1, 2002, we adopted the rules set forth in Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, which states that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Effective January 1, 2002, goodwill, along with acquired workforce reclassified to goodwill in accordance with Statement 142, are no longer being amortized.

(3)	In connection with our acquisitions in 1999 and 2000, we wrote off $1.4 million during each of 1999 and 2000 of the total purchase price attributable to acquired in-process technology as technological feasibility of the products had not been established.

(4)	In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for in fiscal year 2001. As a result of our decision in the fourth quarter of 2004 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® payer customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets will be written off in the first quarter of 2004. See Note 13 of Notes to Consolidated Financial Statements for an explanation of these restructuring initiatives.

(5)	After the end of the fourth quarter of 2002, our market capitalization decreased to a level that required us to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in an impairment charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that our other intangible assets might also be impaired as of December 31, 2002, and they were also tested for impairment in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The analysis resulted in an additional impairment charge of $33.5 million.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and the Factors Affecting Future Performance,” included in Item 1, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. Unless otherwise specified or the context requires otherwise, the terms “we,” “our” and “us” refer to The TriZetto Group, Inc. and its subsidiaries.

Overview

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary enterprise software, including Facets® and QicLink™; outsourced services, including software hosting, business process outsourcing, and IT outsourcing; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). For the year ended December 31, 2003, these markets represented 81%, 15%, and 4% of our total revenue, respectively. As of December 31, 2003, we served approximately 433 customers.

We measure financial performance by monitoring backlog and bookings, recurring revenue and non-recurring revenue, gross profit, and net income (loss). Total revenue for 2003 were $290.3 million compared to $265.2 million in 2002. Recurring revenue for 2003 was $161.0 million compared to $159.2 million in 2002. Non-recurring revenue for 2003 was $129.4 million compared to $106.0 million in 2002. Bookings for 2003 were $232.0 million compared to $190.9 million in 2002. Backlog at December 31, 2003 was $496.2 million compared to $587.6 million at December 31, 2002. Gross profit was $66.3 million in 2003 compared to $87.3 in 2002. Net loss in 2003 was $27.5 million compared to a net loss of $148.4 million in 2002.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

In our earnings announcement dated January 14, 2004, we provided investors with 2004 guidance on revenues of between $290 and $305 million and on earnings per share of between $0.12 and $0.17.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front fees;

•	Allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Restructuring and impairment charges; and

•	Impairment of goodwill and other intangible assets.

This listing is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2003, approximately 55% of our total revenue was recurring and 45% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and EITF Issue 00-21, “Multiple Element Arrangements.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred.

We generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on hours incurred to date compared to total estimated hours to complete. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We recognize the revenue for the hardware and software included in these fees over the estimated useful life of the hardware or software, respectively. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination and change of control fees, and we recognize the revenue for these once the termination or change of control is guaranteed and collection is reasonably assured.

Effective July 1, 2003, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” ETIF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, total revenue and cost of revenue for the first and second quarters of 2003 include $900,000 and $1.2 million, respectively. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. However, amounts prior to fiscal year 2003 were not significant. This change in accounting policy had no effect on our consolidated financial position, results of operations or cash flows.

Upfront Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of December 31, 2003 were $986,000.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional sales allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

Capitalization of Software Development Costs. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological feasibility has been established, at which time any future production costs are capitalized and amortized to the cost of revenue based on current and future revenue over the remaining estimated economic life of the product. To the extent that amounts capitalized for R&D become impaired due to a decline in demand or the introduction of new technology, such amounts will be written-off.

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003. Anticipated losses on fixed price contracts are recognized in the period when they become known.

Restructuring and Impairment Charges. In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, we announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and impairment charges in 2001. Additional severance costs of $651,000 were charged to restructuring and impairment charges in 2002. Such workforce reductions have been completed as of the fourth quarter 2002.

Facility closures include the closure of the facilities in Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures have been completed as of the fourth quarter 2002.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Restructuring charges in 2003	—	(280)	(280)
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)
Cash payments in 2003	—	(917)	(917)

Accrued restructuring charges, December 31, 2003	$—	$185	$185

In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for in the fiscal year 2001. The remaining accrued restructuring balance of $185,000 as of December 31, 2003, represents our future commitments related to our facility closures as noted above.

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

As a result of our decision in the fourth quarter of 2004 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® payer customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets will be written off in the first quarter of 2004.

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

After the end of the fourth quarter of 2002, our market capitalization decreased to an amount below our book value prior to any impairment charges. As a result of this decrease, we concluded that sufficient indicators existed to warrant an analysis of whether any portion of our goodwill was impaired as of the fourth quarter of 2002. We engaged an independent valuation firm to perform a review of the value of our goodwill. Based on this independent valuation, which used a discounted cash flow valuation technique, we recognized an impairment charge of $97.5 million to our goodwill in the fourth quarter of 2002 net of a related deferred tax liability of $5.5 million. Additionally, we performed a review of the value of our property, plant and equipment, capitalized research and development costs and other intangible assets in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Based on this review, we recognized an impairment charge of $33.5 million in the fourth quarter of 2002 related to certain intangible assets, as the value of the undiscounted cash flows expected to be generated by these assets over their useful lives did not exceed their carrying value as of December 31, 2002.

We performed our annual impairment test on March 31, 2003, and this test did not reveal any further indications of impairment.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 in fiscal 2003 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Revenue Information

Revenue by customer type and revenue mix for the years ended December 31, 2003, 2002, and 2001, respectively, is as follows (amounts in thousands):

	Years Ended December 31,
	2003		2002		2001
Revenue by customer type:
Payer	$234,244	81%	$213,273	81%	$160,211	73%
Benefits administration	45,140	15%	35,601	13%	41,543	19%
Provider	10,945	4%	16,276	6%	16,418	8%

Total revenue	$290,329	100%	$265,150	100%	$218,172	100%

Revenue mix:
Recurring revenue
Outsourced business services	$98,193	61%	$98,299	62%	$98,295	69%
Software maintenance	62,780	39%	60,879	38%	44,411	31%

Recurring revenue total	160,973	100%	159,178	100%	142,706	100%

Non-recurring revenue
Software license fees	45,688	35%	32,131	30%	33,740	45%
Consulting services	79,989	62%	73,841	70%	41,726	55%
Other non-recurring revenue	3,679	3%	—	—%	—	—%

Non-recurring revenue total	129,356	100%	105,972	100%	75,466	100%

Total revenue	$290,329		$265,150		$218,172

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

Our 12-month and total backlog data are as follows (in thousands):

	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01
Twelve-month backlog:
Recurring revenue backlog	$158,100	$161,600	$160,000	$151,900	$149,400	$143,200	$143,900	$149,000	$148,700
Software backlog (non-recurring revenue)	11,900	12,900	22,700	25,600	28,400	41,400	44,900	26,000	25,900

Total	$170,000	$174,500	$182,700	$177,500	$177,800	$184,600	$188,800	$175,000	$174,600

Total backlog:
Recurring revenue backlog	$483,600	$580,000	$586,200	$539,400	$548,000	$545,400	$565,700	$592,300	$590,000
Software backlog (non-recurring revenue)	12,600	14,100	27,700	35,400	39,600	47,800	70,400	37,300	33,400

Total	$496,200	$594,100	$613,900	$574,800	$587,600	$593,200	$636,100	$629,600	$623,400

On July 9, 2003, Coventry Health Care, Inc. (“Coventry”) announced its plan to acquire Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. On September 1, 2003, Coventry completed the acquisition. During 2003, our services agreement with Altius produced recurring revenue of $20.0 million. We recently received Altius’ notice to terminate our services agreement effective May 31, 2004. Included in our twelve-month backlog and total backlog is recurring revenue of $10.4 million related to Altius.

Total bookings equal the total dollar value of revenue related to contracts signed in the quarter. Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force. Total bookings for each of the quarters are as follows (in thousands):

	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02	12/31/01
Total bookings	$48,800	$37,400	$83,600	$62,200	$60,700	$22,800	$74,100	$33,300	$144,500

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

Revenue. Total revenue in 2003 increased $25.1 million, or 10%, to $290.3 million from $265.2 million in 2002. The increase primarily resulted from organic growth in software license sales, software maintenance, consulting services and other non-recurring revenue, offset by a decrease in outsourced business services.

Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue increased $1.8 million or 1%, to $161.0 million in 2003 from $159.2 million in 2002. This increase of $1.8 million consisted of an increase of $1.9 million in our software maintenance revenue, offset by a decrease of $106,000 of outsourced services revenue. The increase of $1.9 million was due to organic growth in our software maintenance revenue from our payer customers. The $106,000 net decrease was the result of: (i) a decrease in revenue from our non-Facets® payer customers totaling $1.1 million, (ii) a decrease in revenue from our physician group customers totaling $3.9 million, (iii) an increase in our benefits administration customers totaling $3.8 million, and (iv) $1.1 million increase in reimbursable out-of-pocket expenses.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue in 2003 increased $23.4 million, or 22%, to $129.4 million from $106.0 million in 2002. The increase of $23.4 million consisted of: (i) an organic increase of $13.6 million in software license revenue, of which $8.6 million related to our payer customers, and $5.0 million related to our benefits administration customers, (ii) an increase of $3.7 million in other non-recurring revenue, which includes termination fees of $1.5 million and $2.2 million of payments related to the change of control of Altius, and (iii) an increase of $6.1 million in our consulting services revenue. This $6.1 million increase in consulting services revenue consisted of: (a) $5.2 million increase in reimbursable out-of-pocket expenses, (b) a $1.0 million one-time adjustment of sales allowance which resulted from improved collections of aged receivables, and (c) a net decrease of $100,000 of consulting services, resulting from a $1.0 million increase in payer consulting services, a $700,000 increase in benefits administration consulting services, and a decrease of $1.8 million in physician group consulting services.

A significant portion of TriZetto’s consulting resources were used to support two large fixed-fee implementation projects for two of our Facets® hosted customers during the year. We agreed to complete these two fixed-fee implementations to establish benchmark clients that could serve as industry examples for us. At each of these accounts, the “go-live” dates (the date on which our hosting services become operational) were delayed beyond the original schedule.

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

Cost of Revenue. Cost of revenue in 2003 increased $46.2 million, or 26%, to $224.0 million from $177.8 million in 2002. Of the $46.2 million increase, $31.2 million related primarily to our data centers continuing to incur fixed costs associated with recurring revenue customers. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of goods sold during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of goods sold in the fourth quarter of 2003. As a percentage of total revenue, cost of revenue approximated 77% in 2003 and 67% in 2002. Cost of revenue in 2003 and 2002 included approximately $557,000 and $1.2 million of amortization of deferred stock compensation, respectively.

The overall gross margin (revenue minus cost of revenue) decreased from 33% in 2002 to 23% in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in 2003 was primarily the result of three issues: (i) the aforementioned loss of non-Facets® payer revenue and physician group revenue in late 2002 combined with the continued fixed costs associated with operating the data center, (ii) decreased profit margin in our consulting business, which was the direct result of certain fixed-fee engagements, and (iii) the loss on contract charges for our physician group business and one of our large fixed fee implementation projects.

Research and Development (R&D) Expenses. R&D expenses in 2003 increased $2.9 million, or 13%, to $24.8 million from $21.9 million in 2002. This increase was due primarily to increased spending related to the development of our proprietary software for the payer and benefits administration markets. Most of our R&D expense in 2003 was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans, which was released at the end of the third quarter of 2003. We also made several enhancements to QicLink™, a proprietary software for benefits administrators. As a percentage of total revenue, R&D expenses approximated 9% in 2003 and 8% in 2002. R&D expenses as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $12.9 million in 2003 and $11.6 million in 2002) was 66% in 2003 and 65% in 2002. R&D expenses in 2003 and 2002 included approximately $212,000 and $237,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.9 million, or 3%, from $54.0 million in 2002 to $52.1 million in 2003. The decrease was the result of a $2.8 million adjustment to allowance for doubtful accounts, offset by increased costs of approximately $900,000 in providing corporate support due to the overall expansion of our business. The adjustment to allowance for doubtful accounts was the result of an initiative to improve collections of aged accounts receivables. As a percentage of total revenue, selling, general and administrative expenses approximated 18% in 2003 and 20% in 2002. Selling, general and administrative expenses in 2003 and 2002 included approximately $1.1 million and $1.5 million of amortization of deferred stock compensation, respectively.

Amortization of Goodwill and Intangible Assets. Amortization of goodwill and intangible assets decreased $17.1 million, or 61%, from $28.0 million in 2002 to $10.9 million in 2003. The net decrease is the result of an impairment charge taken in December 2002. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the years ending December 31,
2004	$3,804
2005	2,221
2006	15

$6,040

Restructuring and Impairment Charges. In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $651,000 restructuring charge in 2002 reflected severance costs related to planned workforce reductions. There were no restructuring charges in 2003 as this restructure was completed in 2002, however, approximately $280,000 of previous restructuring charges were reversed as a result of lease settlements related to facility closures. As a result of our decision in the fourth quarter of 2004 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® payer customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets will be written off in the first quarter of 2004.

Interest Income. Interest income decreased $639,000, or 40%, from $1.6 million in 2002 to $970,000 in 2003. The decrease is due to lower yields on investments in 2003 compared to 2002 as well as lower cash balances in 2003 compared to 2002.

Interest Expense. Interest expense in 2003 increased $526,000, or 36%, to $2.0 million from $1.5 million in 2002. The increase in 2003 related primarily to the increase in the total principal amount outstanding on our term note and new capital lease obligations, offset by a decrease related to our revolving credit facility resulting from a decrease in the prime rate compared to 2002.

Provision for Income Taxes. Provision for income taxes was $1.1 million in 2003 compared to $250,000 in 2002. The increase in tax expense from the prior year is principally due to an increase in state incomes taxes in 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001.

Revenue. Total revenue in 2002 increased $47.0 million, or 22%, to $265.2 million from $218.2 million in 2001. Of this increase, $4.3 million was due to the impact of a full year of operations of Infotrust Company (“Infotrust”) in 2002; Infotrust was acquired in the second quarter of 2001. The remaining increase of $42.7 million primarily resulted from organic growth in our software maintenance and consulting services.

Recurring revenue in 2002 increased $16.5 million, or 12%, to $159.2 million from $142.7 million in 2001. The increase was from organic growth in our software maintenance revenue totaling $16.5 million, as well as $3.9 million additional revenue due to the impact of a full year of operations of Infotrust in 2002. These increases were offset by an approximately $3.9 million decrease in revenue from our outsourced business services resulting from the loss of several outsourced business services payer and provider customers. The provider customers were eliminated because they were unprofitable; the payer customers were lost because they were acquired or went out of business. Recurring revenue in 2002 includes $1.0 million from IMS Health Incorporated, a related party.

Non-recurring revenue in 2002 increased $30.5 million, or 40%, to $106.0 million from $75.5 million in 2001. Of this increase, $403,000 was due to the impact of a full year of operations of Infotrust in 2002. The remaining increase is the result of $31.7 million in increased consulting revenue, of which $16.0 million is related to software support services for UnitedHealth under a contract executed in April 2002, and $15.7 million is related to software implementation services primarily for our payer customers. These increases were offset by a decrease of $1.6 million in software license revenue.

Cost of Revenue. Cost of revenue in 2002 increased $31.1 million, or 21%, to $177.8 million from $146.7 million in 2001. Of this increase, $2.8 million represented incremental costs associated with the impact of a full year of operations of Infotrust in 2002. The remaining increase of $28.3 million was primarily due to the costs incurred to support the overall expansion of our hosted and software maintenance services and the costs required to support the increase in consulting services. As a percentage of total revenue, cost of revenue approximated 67% in both 2002 and 2001.

Cost of recurring revenue in 2002 increased $10.6 million, or 10%, to $114.5 million from $103.9 million in 2001. Of this increase, $2.3 million represented incremental costs associated with the impact of a full year of operations of Infotrust in 2002. The remaining increase of $8.3 million was primarily due to the costs incurred to support our hosted and software maintenance services. As a percentage of recurring revenue, cost of recurring revenue approximated 72% in 2002 and 73% in 2001. Cost of recurring revenue in 2002 and 2001 includes approximately $635,000 and $682,000 of amortization of deferred stock compensation, respectively.

Cost of non-recurring revenue in 2002 increased $20.5 million, or 48%, to $63.3 million from $42.8 million in 2001. Of this increase, $508,000 was generated by the impact of a full year of operations of Infotrust in 2002. The remaining $20.0 million increase was the result of additional costs incurred to support the increase in software implementation services primarily for our payer customers, including $5.8 million in additional costs related to software support services for UnitedHealth under a contract executed in April 2002. As a percentage of non-recurring revenue, cost of non-recurring revenue approximated 60% in 2002 and 57% in 2001. Cost of non-recurring revenue in 2002 and 2001 includes approximately $590,000 and $553,000 of amortization of deferred stock compensation, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2002 increased $2.1 million, or 4%, to $54.0 million from $51.9 million in 2001. Of this increase, $297,000 represented incremental costs associated with the impact of a full year of operations of Infotrust in 2002. The remaining increase of $1.8 million represented the expansion of our sales force and corporate support functions. As a percentage of total revenue, selling, general and administrative expenses approximated 20% in 2002 and 24% in 2001. Selling, general and administrative expenses in 2002 and 2001 includes approximately $1.5 million and $1.6 million of amortization of deferred stock compensation, respectively.

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

Restructuring and Impairment Charges. In December 2001, we initiated a restructuring focused on eliminating redundancies, streamlining operations and improving overall financial results. The restructuring included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. The $651,000 restructuring charge in 2002 reflects severance costs related to planned workforce reductions.

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

Selected Quarterly Results of Operations

This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period. The following table sets forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2003 (in thousands, except per share data):

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
				(1)	(2)	(2)		(3)
Revenue:
Recurring revenue	$39,784	$40,844	$40,291	$38,259	$39,293	$40,662	$40,496	$40,522
Non-recurring revenue	19,910	25,937	28,311	31,814	30,633	37,062	35,522	26,139

Total revenue	59,694	66,781	68,602	70,073	69,926	77,724	76,018	66,661

Cost of revenue:
Recurring revenue	28,205	29,047	27,636	29,621	28,580	29,640	28,862	28,730
Non-recurring revenue	12,194	15,814	17,817	17,486	20,254	24,049	24,889	24,052

	40,399	44,861	45,453	47,107	48,834	53,689	53,751	52,782

Recurring revenue – loss on contracts	—	—	—	—	—	—	—	11,271
Non-recurring revenue – loss on contracts	—	—	—	—	—	—	—	3,680

	—	—	—	—	—	—	—	14,951

Total cost of revenue	40,399	44,861	45,453	47,107	48,834	53,689	53,751	67,733

Gross profit (loss)	19,295	21,920	23,149	22,966	21,092	24,035	22,267	(1,072)

Operating expenses:
Research and development	5,431	5,577	5,432	5,471	5,922	6,286	6,334	6,281
Selling, general and administrative	13,264	14,252	13,748	12,702	14,002	15,253	11,172	11,711
Amortization of goodwill and other intangible assets	6,482	6,997	7,361	7,187	3,309	3,324	3,324	951
Restructuring and impairment charges	79	165	235	172	—	—	—	3,769
Impairment of goodwill and other intangible assets	—	—	—	131,019	—	—	—	—

Total operating expenses	25,256	26,991	26,776	156,551	23,233	24,863	20,830	22,712

(Loss) income from operations	(5,961)	(5,071)	(3,627)	(133,585)	(2,141)	(828)	1,437	(23,784)
Interest income	325	351	577	356	317	301	155	197
Interest expense	(368)	(340)	(383)	(388)	(545)	(487)	(483)	(490)

(Loss) income before benefit from (provision for) income taxes	(6,004)	(5,060)	(3,433)	(133,617)	(2,369)	(1,014)	1,109	(24,077)
Benefit from (provision for) income taxes	1,390	1,390	(54)	(2,976)	(300)	(345)	(479)	—

Net (loss) income	$(4,614)	$(3,670)	$(3,487)	$(136,593)	$(2,669)	$(1,359)	$630	$(24,077)

Net (loss) income per share:
Basic	$(0.10)	$(0.08)	$(0.08)	$(3.00)	$(0.06)	$(0.03)	$0.01	$(0.52)

Basic	44,919	45,094	45,430	45,574	45,880	46,006	46,307	46,478

Diluted	$(0.10)	$(0.08)	$(0.08)	$(3.00)	$(0.06)	$(0.03)	$0.01	$(0.52)

Diluted	44,919	45,094	45,430	45,574	45,880	46,006	47,955	46,478

(1)	After the end of the fourth quarter of 2002, our market capitalization decreased to a level that required us to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in a charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that our other intangible assets might also be impaired as of December 31, 2002 and they were also tested for impairment in accordance with Statement 144. The analyses resulted in an impairment charge of $33.5 million.

(2)	Effective July 1, 2003, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” ETIF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, total revenue and cost of revenue for the first and second quarters of 2003 include $900,000 and $1.2 million, respectively. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. However, amounts prior to fiscal year 2003 were not significant. This change in accounting policy had no effect on our consolidated financial position, results of operations or cash flows.

(3)	During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, public offerings of our common stock and cash obtained from our acquisitions. As of December 31, 2003, we had cash, cash equivalents and short-term investments totaling $76.3 million, including $1.5 million in restricted cash.

Cash provided by operating activities in 2003 was $16.7 million. Net cash provided during this period resulted from net losses of $27.5 million and approximately $3.8 million in other net changes in operating assets and liability accounts, offset by approximately $48.0 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales returns, amortization of deferred stock compensation, amortization of intangibles, the issuance of stock in connection with prior acquisitions, the loss on sale of property and equipment, the loss on contracts, and loss on impairment of property and equipment and other assets. Cash provided by operating activities includes a $5.0 million reclass from restricted cash to cash as a result of the termination of a letter of credit related to the change of control at Altius, which occurred in the third quarter of 2003. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year. We currently have net operating loss carryforwards of $81.1 million, which will be applied against future taxable income.

Cash used in investing activities of $17.6 million in 2003 was primarily the result of our purchase of $13.5 million in property and equipment and software licenses, $12.9 million in capitalized research and development costs, and $550,000 for the purchase of intellectual property. These purchases were offset by the net sale of $9.3 million in short-term investments.

Cash provided by financing activities of $10.1 million in 2003 was primarily the result of $5.3 million of proceeds from capital leases, $2.2 million of proceeds from borrowings under our debt facility, $1.8 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and net proceeds on our revolving credit facility of $14.5 million. These proceeds were reduced by payments made to reduce principal amounts under our equipment line of credit, notes payable and capital lease obligations of $8.0 million, payments of $5.6 million on our secured term note, and the repurchase of our common stock of $137,000.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of December 31, 2003, we had outstanding borrowing on the revolving credit facility of $20.0 million. As of December 31, 2003, we were in compliance with all of the covenants under the revolving credit facility, except for the covenant requiring us to maintain a minimum level of EBITDA for the fourth quarter of 2003 and the covenant limiting the amount of our capital expenditures for the 6-month period ended December 31, 2003. The lender has granted a full waiver of our failure to meet these covenants, and we expect to be in compliance going forward.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. As of December 31, 2003, we had outstanding borrowings on the Secured Term Note of $9.4 million. Quarterly payments of $1.875 million are due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of December 31, 2003, we were in compliance with all of the covenants under the Secured Term Note, except for the covenant requiring us to maintain a minimum level of EBITDA for the fourth quarter of 2003 and the covenant limiting the amount of our capital expenditures for the 6-month period ended December 31, 2003. The lender has granted a full waiver of our failure to meet these covenants, and we expect to be in compliance going forward.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2003, there was a principal balance of approximately $2.4 million remaining on the note.

As of December 31, 2003, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $385,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	Total	Payments (including interest) Due by Period
Contractual obligations		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt	$11,880	$9,742	$2,138	$—	$—
Capital lease obligations	10,195	5,178	5,017	—	—
Operating leases	51,235	10,545	16,565	10,905	13,220

Total contractual obligations	$73,310	$25,465	$23,720	$10,905	$13,220

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other commercial commitments		Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Lines of credit	$20,000	$20,000	$—	$—	$—
Standby letters of credit	1,093	803	290	—	—
Credit reserve	385	385	—	—	—

Total other commercial commitments	$21,478	$21,188	$290	$—	$—

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

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2003, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable monthly in arrears. The revolving credit facility expires in December 2004. As of December 31, 2003, we had outstanding borrowings on the revolving line of credit of $20.0 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of December 31, 2003 we had outstanding borrowings on the Secured Term Note of $9.4 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2003, we had outstanding borrowings of $2.4 million.

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

Item 9—Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A—Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this Item is set forth under the caption “Election of Directors” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this Item is set forth under the caption “Compensation of Executive Officers” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the caption “Security Ownership of Management and Certain Beneficial Owners” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information required by this Item is set forth under the caption “Certain Transactions” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information required by this Item is set forth under the caption “Independent Public Accountant” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2*	Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3*	First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

3.1*	Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4*	Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

4.2*	Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

10.1*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3*	Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4*	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on August 18, 1999, File No. 333-84533)

10.5*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6*	Employment Agreement, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.7*	Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

Exhibit Number	Description of Exhibit

10.9*	Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10*	Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*	First Amended and Restated Investor Rights Agreement, dated April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis, TriZetto, and Series A and Series B Preferred Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*	Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13*	Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*	First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.15*	Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.16*	Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.17*	Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.18*	Form of Voting Agreement (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

10.19*	Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.20*	Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.21*	Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.22*	Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.23*	Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24*	Amendment No. 2 to Loan and Security Agreement, dated December 28, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.25*	Second Amended and Restated Revolving Credit Note, dated December 28, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

Exhibit Number	Description of Exhibit

10.26*	Bank One Credit Facility (including Promissory Note, Business Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit 10.21 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)

10.27*	Amendment to Bank One Credit Facility, dated June 22, 2000 (including Promissory Note Modification Agreement, Business Loan Agreement and Commercial Pledge and Security Agreement) (Incorporated by reference to Exhibit 10.27 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.28*	Amendment to Bank One Credit Facility, dated November 4, 2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.29*	Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.30*	Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.31*	Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2001, File No. 000-27501)

10.32*	Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

10.33*	Secured Term Note (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.34*	Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.35*	Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.36*	Amended and Restated Secured Term Note (Incorporated by reference to Exhibit 10.36 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.37*	Fourth Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.37 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.38*	Amendment No. 4 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.38 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.39*	Form of Restricted Stock Agreement Between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.40*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.40 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2003, File No. 000-27501)

10.41*	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.42*	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003 (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

14.1*	Code of Ethics (Incorporated by reference to Exhibit 14.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

16.1*	Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

21.1	Current Subsidiaries of TriZetto

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

(b)	Reports On Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 25, 2004.

THE TRIZETTO GROUP, INC.

By:	/s/ JEFFREY H. MARGOLIS

Jeffrey H. Margolis, President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Jeffrey H. Margolis and Michael J. Sunderland, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of The TriZetto Group, Inc. for the year ended December 31, 2003 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY H. MARGOLIS Jeffrey H. Margolis	President, Chief Executive Officer and Chairman of the Board (Principal executive officer)	February 25, 2004

/s/ MICHAEL J. SUNDERLAND Michael J. Sunderland	Senior Vice President of Finance and Chief Financial Officer (Principal financial and accounting officer)	February 25, 2004

/s/ LOIS A. EVANS Lois A. Evans	Director	February 25, 2004

/s/ THOMAS B. JOHNSON Thomas B. Johnson	Director	February 25, 2004

/s/ WILLARD A. JOHNSON, JR. Willard A. Johnson, Jr.	Director	February 25, 2004

/s/ PAUL F. LEFORT Paul F. LeFort	Director	February 25, 2004

/s/ DONALD J. LOTHROP Donald J. Lothrop	Director	February 25, 2004

/s/ DAVID M. THOMAS David M. Thomas	Director	February 25, 2004

The TriZetto Group, Inc. and Subsidiaries

Report of Independent Auditors

To the Board of Directors and Stockholders

of The TriZetto Group, Inc.

We have audited the accompanying consolidated balance sheets of The TriZetto Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

/s/ Ernst & Young LLP

Orange County, California

February 3, 2004

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$56,026	$46,833
Short-term investments	18,843	28,191
Restricted cash	1,478	6,093
Accounts receivable, less allowances of $4,932 and $8,448, respectively	37,349	32,847
Prepaid expenses and other current assets	7,015	8,550
Income tax receivable	577	961

Total current assets	121,288	123,475
Property and equipment, net	41,124	42,307
Capitalized software development costs, net	25,479	16,021
Goodwill	37,579	37,579
Other intangible assets, net	6,040	16,398
Other assets	1,798	2,216

Total assets	$233,308	$237,996

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$9,742	$7,937
Equipment lease and revolving lines of credit	20,000	5,655
Capital lease obligations	5,178	4,329
Accounts payable	11,483	10,757
Accrued liabilities	33,379	30,774
Deferred revenue	23,422	21,692

Total current liabilities	103,204	81,144
Long-term notes payable	2,138	9,990
Other long-term liabilities	8,594	1,269
Capital lease obligations	5,017	5,126
Deferred revenue	832	3,053

Total liabilities	119,785	100,582

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; shares authorized: 4,000 (5,000 authorized net of 1,000 designated as Series A Junior Participating Preferred); shares issued and outstanding: zero in 2003 and 2002	—	—
Series A Junior Participating Preferred Stock: $0.001 par value; shares authorized: 1,000; shares issued and outstanding: zero in 2003 and 2002	—	—
Common stock: $0.001 par value; shares authorized: 95,000; shares issued and outstanding: 46,870 in 2003 and 46,034 in 2002	47	46
Additional paid-in capital	402,702	400,573
Deferred stock compensation	(863)	(2,317)
Accumulated deficit	(288,363)	(260,888)

Total stockholders’ equity	113,523	137,414

Total liabilities and stockholders’ equity	$233,308	$237,996

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
Revenue:
Recurring revenue	$160,973	$159,178	$142,706
Non-recurring revenue	129,356	105,972	75,466

Total revenue	290,329	265,150	218,172

Cost of revenue:
Recurring revenue (1)	115,812	114,509	103,854
Non-recurring revenue (2)	93,244	63,311	42,806

	209,056	177,820	146,660

Recurring revenue – loss on contracts	11,271	—	—
Non-recurring revenue – loss on contracts	3,680	—	—

	14,951	—	—

Total cost of revenue	224,007	177,820	146,660

Gross profit	66,322	87,330	71,512

Operating expenses:
Research and development (3)	24,823	21,911	16,402
Selling, general and administrative (4)	52,138	53,966	51,938
Amortization of goodwill and other intangible assets	10,908	28,027	69,076
Restructuring and impairment charges	3,769	651	12,140
Impairment of goodwill and other intangible assets	—	131,019	—

Total operating expenses	91,638	235,574	149,556

Loss from operations	(25,316)	(148,244)	(78,044)
Interest income	970	1,609	2,048
Interest expense	(2,005)	(1,479)	(1,333)

Loss before (provision for) benefit from income taxes	(26,351)	(148,114)	(77,329)
(Provision for) benefit from income taxes	(1,124)	(250)	16,175

Net loss	$(27,475)	$(148,364)	$(61,154)

Net loss per share:
Basic and diluted	$(0.60)	$(3.28)	$(1.53)

Shares used in computing net loss per share:
Basic and diluted	46,170	45,256	40,094

(1)	Cost of recurring revenue for the years ended December 31, 2003, 2002, and 2001, includes $476,000, $635,000 and $682,000 of amortization of deferred stock compensation, respectively.

(2)	Cost of non-recurring revenue for the years ended December 31, 2003, 2002, and 2001, includes $81,000, $590,000, and $553,000 of amortization of deferred stock compensation, respectively.

(3)	Research and development for the years ended December 31, 2003, 2002, and 2001, includes $212,000, $237,000, and $222,000 of amortization of deferred stock compensation, respectively.

(4)	Selling, general and administrative for the years ended December 31, 2003, 2002, and 2001, includes $1.1 million, $1.5 million, and $1.6 million of amortization of deferred stock compensation, respectively.

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Net loss	$(27,475)	$(148,364)	$(61,154)
Other comprehensive loss:
Foreign currency translation loss	—	—	(8)

Comprehensive loss	$(27,475)	$(148,364)	$(61,162)

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2000	36,597	$35	$330,061	$(41)	$(9,263)	$8	$(51,370)	$269,430
Issuance of common stock for Healthcare Media Enterprises, Inc.	56	—	(57)	—	—	—	—	(57)
Issuance of common stock for Resource Information Management Systems, Inc.	647	1	(1)	—	—	—	—	—
Issuance of common stock to purchase Infotrust Company	923	1	12,889	—	—	—	—	12,890
Issuance of common stock related to secondary offering, net of offering costs of $800	6,348	7	54,828	—	—	—	—	54,835
Deferred stock compensation related to stock grants	48	—	(1,966)	—	1,966	—	—	—
Amortization of deferred stock compensation	—	—	—	—	3,032	—	—	3,032
Exercise of common stock options	510	1	653	—	—	—	—	654
Employee purchase of common stock	170	—	1,333	—	—	—	—	1,333
Foreign currency translation loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(61,154)	(61,154)

Balance, December 31, 2001	45,299	45	397,740	(41)	(4,265)	—	(112,524)	280,955
Issuance of common stock for Infotrust Company	66	—	—	—	—	—	—	—
Deferred stock compensation related to stock grants	90	—	1,005	—	(1,005)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	2,953	—	—	2,953
Exercise of common stock options	323	1	264	—	—	—	—	265
Employee purchase of common stock	256	—	1,564	—	—	—	—	1,564
Write-off of uncollectible notes receivable	—	—	—	41	—	—	—	41
Net loss	—	—	—	—	—	—	(148,364)	(148,364)

Balance, December 31, 2002	46,034	46	400,573	—	(2,317)	—	(260,888)	137,414
Issuance of common stock in connection with prior acquisitions	85	—	37	—	—	—	—	37
Deferred stock compensation related to stock grants	100	—	385	—	(385)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,839	—	—	1,839
Exercise of common stock options	406	1	482	—	—	—	—	483
Employee purchase of common stock	270	—	1,362	—	—	—	—	1,362
Repurchase of common stock	(25)	—	(137)	—	—	—	—	(137)
Net loss	—	—	—	—	—	—	(27,475)	(27,475)

	46,870	$47	$402,702	$—	$(863)	$—	$(288,363)	$113,523

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(27,475)	$(148,364)	$(61,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	(1,938)	3,638	5,918
Issuance of stock in connection with a prior acquisitions	37	—	—
Amortization of deferred stock compensation	1,839	2,953	3,032
Amortization of deferred stock warrants	—	—	241
Forgiveness of notes receivable	—	68	30
Deferred tax benefit	—	(647)	(16,371)
Loss on disposal of property and equipment	19	16	1,312
Depreciation and amortization	18,407	12,794	8,771
Amortization of goodwill and other intangible assets	10,908	28,027	69,076
Loss on contracts	14,951	—	—
Loss on impairment of property and equipment and other assets	3,769	—	1,389
Impairment of goodwill and other intangible assets	—	131,019	5,716
Changes in assets and liabilities (net of acquisitions):
Restricted cash	4,615	(3,860)	(733)
Accounts receivable	(2,564)	(4,565)	(17,531)
Prepaid expenses and other current assets	1,528	(2,946)	(217)
Income tax receivable	384	(886)	—
Notes receivable	61	207	1,929
Accounts payable	726	2,648	(1,501)
Accrued liabilities	(8,437)	7,875	5,586
Deferred revenue	(491)	(8,352)	14,253
Other assets	366	7,244	(8,520)

Net cash provided by operating activities	16,705	26,869	11,226

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	9,348	(13,132)	(12,040)
Purchases of property and equipment and software licenses	(13,522)	(17,081)	(12,736)
Capitalization of software development costs	(12,916)	(11,622)	(5,027)
Purchase of intangible assets	(550)	(8,568)	(241)
Acquisitions, net of cash acquired	—	—	846
Payment of acquisition-related costs	—	(1,026)	(2,542)

Net cash used in investing activities	(17,640)	(51,429)	(31,740)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	54,835
Proceeds from (repayment of) revolving line of credit, net	14,500	(7,644)	1,706
Proceeds from debt financing	2,215	—	3,120
Payments on notes payable	(2,637)	(3,022)	(1,020)
Proceeds from term note	—	15,000	6,000
Payments on term note	(5,625)	(5,400)	(600)
Payments on equipment line of credit	(155)	(717)	(651)
Proceeds from capital leases	5,327	7,752	854
Payments on capital leases	(5,205)	(3,745)	(2,233)
Repurchase of common stock	(137)	—	—
Employee exercises of stock options and purchase of common stock	1,845	1,828	1,987

Net cash provided by financing activities	10,128	4,052	63,998

Net increase (decrease) in cash and cash equivalents	9,193	(20,508)	43,484
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)
Cash and cash equivalents at beginning of year	46,833	67,341	23,865

Cash and cash equivalents at end of year	$56,026	$46,833	$67,341

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Business of the Company

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

Liquidity and capital resources

The Company has incurred net losses of $27.5 million, $148.4 million, and $61.2 million for the years ended December 31, 2003, 2002, and 2001, respectively, and has an accumulated deficit of $288.4 million at December 31, 2003. The Company has generated cash from operating activities of $16.7 million, $26.9 million and $11.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company has total cash and cash equivalents, short-term investments, and restricted cash of $76.3 million and net working capital of $18.1 million at December 31, 2003. Based on the Company’s current operating plan, management believes existing cash, cash equivalents and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company’s working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Revenues or accounts receivable balances from any one customer does not exceed 10% of total revenue and total accounts receivable balances for the years ended December 31, 2003, 2002 or 2001, respectively.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted cash

Restricted cash consists of $1.5 million in money market funds primarily against letters of credits issued for certain capital leases.

Property and equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, equipment and software are depreciated over three to twenty years, and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over their estimated useful lives or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

Under Financial Accounting Standards Board (“FASB”) Statement Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but, instead, are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. Effective as of January 1, 2002, the Company adopted these standards.

Net loss and net loss per share for the years ended December 31, 2003, 2002 and 2001, adjusted to exclude goodwill amortization, was as follows (in thousands, expect per share data):

	Years Ended December 31,
	2003	2002	2001
Reported net loss	$(27,475)	$(148,364)	$(61,154)
Add back amortization of goodwill and acquired workforce previously classified as an intangible asset	—	—	43,227

Adjusted net loss	$(27,475)	$(148,364)	$(17,927)

Basic and diluted net loss per share:
As reported	$(0.60)	$(3.28)	$(1.53)

As adjusted	$(0.60)	$(3.28)	$(0.45)

Long-lived assets, including other intangible assets

Other intangible assets arising from the Company’s acquisitions consist of customer lists, core technology, consulting contracts, tradenames and intellectual property, which are being amortized on a straight-line basis over their estimated useful lives of two to five years. Software technology rights are being amortized on a straight-line basis over the lesser of the contract term or five years. Long-lived assets and other intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” Recoverability is measured by comparison of the asset’s carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collection is probable and all other significant obligations have been fulfilled. The Company’s revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2003, approximately 55% of the Company’s total revenue was recurring and 45% was non-recurring.

The Company generates recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for its proprietary software products. Recurring revenue is billed and recognized monthly over the contract term, typically three to seven years. Many of the Company’s outsourcing agreements require it to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and EITF Issue 00-21, “Multiple Element Arrangements.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each element, including specified upgrades, revenue is deferred and not recognized until delivery of the element without VSOE has occurred.

The Company generates non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of its proprietary and third-party licensed products. The Company recognizes revenues for these services as they are performed, if contracted on a time and material basis, or using the percentage of completion method, if contracted on a fixed fee basis and when the Company can adequately estimate the cost of the consulting project. Percentage of completion is measured based on hours incurred to date compared to total estimated hours to complete. When the Company cannot reasonably estimate the cost to complete, revenue is recognized using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. The Company also generates non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing a customer’s connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The Company recognizes revenue for these services as they are performed using the percentage of completion basis and when the Company can reasonably estimate the cost of the set-up project. The Company recognizes the revenue for the hardware and software included in these fees over the estimated useful life of the hardware or software, respectively. The Company also generates other non-recurring revenue, which includes certain contractual fees such as termination and change of control fees, and recognizes the revenue for these once the termination or change of control takes place and collection is reasonably assured.

Research and development expense and capitalized software development costs

Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological feasibility has been established, at which time any future production costs are capitalized as software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization ceases and amortization of capitalized software development costs begins when the software product is available for general release to customers.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software development costs are amortized to cost of revenue on a straight-line basis over the estimated useful life of the related products, which is generally deemed to be five years. Software development costs capitalized for the years ended December 31, 2003, 2002 and 2001 was $12.9 million, $11.6 million, and $5.0 million, respectively. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was $3.5 million, $977,000, and $130,000, respectively, and is included in cost of revenue.

Capitalized software development costs, net consist of the following (in thousands):

	Years Ended December 31,
	2003	2002
Capitalized software development costs	$30,052	$17,137
Less: accumulated amortization	(4,573)	(1,116)

	$25,479	$16,021

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $1.7 million, $2.7 million, and $3.4 million, respectively.

Stock-based compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of $267,000, $686,000 and $1.0 million in 2003, 2002, and 2001, respectively, are reflected in net loss, net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss as reported	$(27,475)	$(148,364)	$(61,154)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	267	686	1,038
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,254)	(6,205)	(5,655)

Pro forma net loss	$(32,462)	$(153,883)	$(65,771)

Net loss per share
Basic and diluted, as reported	$(0.60)	$(3.28)	$(1.53)
Basic and diluted, pro forma	$(0.70)	$(3.40)	$(1.64)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

	Years Ended December 31,
	2003	2002	2001
Expected volatility	50%	50%	50%
Risk-free interest rate	3.00%	3.00%	5.00%
Expected life	4 years	4 years	4 years
Expected dividends	—	—	—
Weighted average fair value	$1.70	$5.31	$5.39

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock repurchase program

During the second quarter of 2003, the Company repurchased 24,500 shares of common stock under the Company’s authorized repurchase program at a cost of $137,000. The repurchase program was approved in the first quarter of 2003 and expires on December 31, 2004. In addition, the Board of Directors has established certain parameters within which purchases of shares may be made, and a limit of $10.0 million on the aggregate dollar amount of the shares that may be purchased pursuant to the program. As of December 31, 2003, $9.9 million was available for future repurchase of shares of common stock.

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

	Years Ended December 31,
	2003	2002	2001
Basic:
Net loss	$(27,475)	$(148,364)	$(61,154)

Weighted average common shares outstanding	46,170	45,256	40,094

Net loss per share	$(0.60)	$(3.28)	$(1.53)

Diluted:
Net loss	$(27,475)	$(148,364)	$(61,154)

Weighted average common shares outstanding	46,170	45,256	40,094

Net loss per share	$(0.60)	$(3.28)	$(1.53)

Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares (in thousands):

	Years Ended December 31,
	2003	2002	2001
Shares held in escrow	—	20	158
Options to purchase common stock	6,814	6,379	6,128
Unvested portion of restricted stock	172	200	241
Warrants	—	300	300

	6,986	6,899	6,827

Comprehensive loss

The Company has adopted the provisions of FASB Statement No. 130, “Comprehensive Income” (“Statement 130”). Statement 130 establishes standards for reporting and display of comprehensive loss and its components for general-purpose financial statements. Comprehensive loss is defined as net loss plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net loss in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to current year presentation.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 in fiscal 2003 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$32,274	$28,102
Furniture and fixtures	6,615	5,661
Equipment	4,744	4,915
Software	26,964	21,496
Leasehold improvements	3,873	3,492

	74,470	63,666
Less: Accumulated depreciation	(33,346)	(21,359)

	$41,124	$42,307

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $14.9 million, $11.1 million and $8.0 million, respectively. Included in property and equipment at December 31, 2003 and 2002 is equipment acquired under capital leases totaling approximately $22.0 million and $17.3 million, and related accumulated depreciation of $10.4 million and $6.1 million, respectively. In connection with the Company’s restructuring, the Company recognized an impairment of its property and equipment of $1.4 million for the year ended December 31, 2001. The Company performed an evaluation of its long-lived assets in accordance with FASB Statement No. 144 and determined that some of its property and equipment was impaired as of December 31, 2003 due to the winding down of certain business lines. As a result, the Company recognized a restructuring and impairment charge of $4.0 million related to these assets in the fourth quarter of 2003. The assets will be written off in the first quarter of 2004.

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following (in thousands):

	December 31,
	2003	2002	2001
Intangible assets not subject to amortization as of January 1, 2002
Goodwill	$37,579	$188,162	$190,240
Less: Accumulated amortization	—	(47,542)	(48,620)
Less: Impairment of goodwill	—	(103,041)	—

	$37,579	$37,579	$141,620

Other intangible assets subject to amortization
Customer lists	$2,300	$38,946	$38,764
Core technology and intellectual property	2,650	56,855	52,994
Consulting contracts	—	125	125
Software licenses	—	2,983	3,188
Tradenames	4,878	9,343	9,343

	9,828	108,252	104,414
Less: Accumulated amortization	(3,788)	(58,314)	(34,332)
Less: Impairment of other intangible assets	—	(33,540)	—

	$6,040	$16,398	$70,082

For the year ended December 31, 2001, the Company recorded $4.1 million in goodwill in connection with its acquisition of Infotrust Company in April 2001 (Note 12). In connection with the Company’s restructuring, the Company

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized an impairment of its goodwill relating to its acquisitions of Creative Business Solutions, Inc., Finserv Health Care Systems, Inc. and Healthcare Media Enterprises, Inc. of $5.7 million for the year ended December 31, 2001.

The Company tested goodwill using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill as of March 31, 2002 and did not have an identification of potential impairment of its goodwill. After the fourth quarter of 2002 and before the issuance of the Company’s financial statements for the year ended December 31, 2002, the Company’s market capitalization decreased to a value that was less than its book value prior to any impairment charges. That decrease led the Company to conclude that there were sufficient indicators prior to December 31, 2002 to warrant an analysis of whether any portion of the Company’s recorded goodwill was impaired in the fourth quarter of 2002. The Company performed a review of the value of goodwill as of December 31, 2002 with the assistance of an independent valuation firm. Based on the valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $97.5 million impairment charge net of related deferred tax liabilities of $5.5 million. The Company performed its annual impairment test on March 31, 2003, and this test did not reveal any further indications of impairment.

Additionally, the Company performed a review of the value of its other intangible assets in accordance with FASB Statement No. 144. Based on the Company’s review, a $33.5 million impairment charge was recognized on the Company’s intangible assets at December 31, 2002 as the value of undiscounted cash flows expected to be generated by these assets over their useful lives did not exceed their carrying value as of December 31, 2002.

Amortization expense recorded for the years ended December 31, 2003, 2002 and 2001 related to the intangible assets that are subject to amortization was $10.9 million, $28.0 million and $26.5 million, respectively. The estimated aggregate amortization expense related to these intangible assets for the next three fiscal years is as follows (in thousands):

For the Periods Ending December 31,
2004	$3,804
2005	2,221
2006	15

Total	$6,040

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued payroll and benefits	$12,176	$17,924
Accrued professional and litigation fees	2,352	2,034
Accrued acquisition expenses	138	446
Loss on contracts	7,519	—
Restructuring and impairment charges	3,988	1,488
Other	7,206	8,882

	$33,379	$30,774

6.	Notes Payable and Lines of Credit

In September 2000, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants to which the Company must adhere to during the terms of the agreement. These covenants require the Company to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in the Company’s operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit the Company from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in the Company’s operating plan during any consecutive 6-month period. As of December 31, 2003, the Company had outstanding borrowings on the revolving credit facility of $20.0 million. As of December 31, 2003, the Company was in compliance with all of the covenants under the revolving credit facility, except for the covenant requiring the Company to maintain a minimum level of EBITDA for the fourth quarter of 2003 and the covenant limiting the amount of its capital expenditures for the 6-month period ended December 31, 2003. The lender has granted a full waiver of the Company’s failure to meet these covenants.

In September 2001, the Company executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of the Company’s tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. As of December 31, 2003, the Company had outstanding borrowings on the Secured Term Note of $9.4 million. Quarterly payments of $1.875 million are due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of December 31, 2003, the Company was in compliance with all of the covenants under the Secured Term Note, except for the covenant requiring the Company to maintain a minimum level of EBITDA for the fourth quarter of 2003 and the covenant limiting the amount of its capital expenditures for the 6-month period ended December 31, 2003. The lender has granted a full waiver of the Company’s failure to meet these covenants.

In November 2001, the Company entered into an agreement with a financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR plus 3.13%. As of December 31, 2003, there was a principal balance of approximately $2.4 million remaining on the note.

Notes payable and lines of credit consist of the following at December 31 (in thousands):

	Notes Payable		Lines of Credit
	2003	2002	2003	2002
Revolving credit facility of $20.0 million, interest at prime plus 1% (5.00% at December 31, 2003) or a fixed rate per annum equal to LIBOR plus 3.25% (4.40% at December 31, 2003) at borrower’s option, payable monthly in arrears	$—	$—	$20,000	$5,500
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (4.30% at December 31, 2003)	2,446	2,787	—	—
Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% (5.00% at December 31, 2003) or a fixed rate per annum equal to LIBOR plus 3.25% (4.40% at December 31, 2003) at Borrower’s option, payable quarterly in arrears	9,375	15,000	—	—
Other	59	140	—	155

Total notes payable and lines of credit	11,880	17,927	20,000	5,655
Less: Current portion	(9,742)	(7,937)	(20,000)	(5,655)

	$2,138	$9,990	$—	$—

Future principal payments of notes payable at December 31, 2003 are as follows (in thousands):

For the Periods Ending December 31,	Notes Payable	Lines of Credit
2004	$9,742	$20,000
2005	2,138	—

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, the Company has outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet. In addition, approximately $385,000 is held in a money market account in accordance with a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, the Company was required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on the balance sheet.

7.	Related Party Transactions

In April 1998, the Company issued a note receivable to an officer of the Company. The note accrued interest at 6.5% per annum. The principal and accrued interest was forgiven annually over a four-year period beginning April 30, 1999, provided the officer was an employee of the Company. In 2002, the remaining balance of $25,000 plus accrued interest was written-off.

In June 1999, the Company entered into an agreement with Garte & Associates, Inc., pursuant to which the Company would pay Garte & Associates, Inc. an investment banking fee for certain acquisitions. Harvey Garte, who was previously the Company’s Vice President of Corporate Development until June 2003, is the sole stockholder of Garte & Associates, Inc. From 1999 through 2002, the Company paid a total of $1.3 million in connection with the Company’s acquisitions, of which $262,000 was paid in 2001 in connection with the Company’s acquisition of Infotrust Company, and $164,000 paid in 2002 in connection with the Company’s acquisition of ChannelPoint, Inc. assets.

In November 1999, in connection with the acquisition of Novalis Corporation, the Company received notes receivable in the aggregate amount of $475,000 from the eight former stockholders of Novalis. The notes represented the former stockholders’ agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The notes accrued interest at 8.0% per annum and were payable in full one year from the date of acquisition. As of December 31, 2003, the remaining balance on the notes was $111,000, consisting of principal and interest, for which an allowance was recorded for the full amount of the receivable.

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc., the Company entered into a software license agreement with IMS Health Incorporated (“IMS Health”) to which IMS Health would pay three annual installments of $1.0 million each for a total of $3.0 million beginning October 2000. As of December 31, 2003, the total of $3.0 million has been received and recognized as revenue. Approximately $1.0 million, $1.0 million, $833,000, and $167,000 are included in recurring revenue in 2003, 2002, 2001, and 2000, respectively. As of December 31, 2003, IMS Health beneficially owned 12,142,857 shares of the Company’s common stock representing approximately 26% of the total shares of the Company’s common stock outstanding of 46,869,600.

In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. (“RIMS”), the Company acquired a facility lease agreement with Mill Street Properties with a future commitment of $3.1 million, for the rental of the 500 Technology Drive, Naperville, IL facility. Thomas Heimsoth and Terry Kirch, co-founders of RIMS, are also co-owners of Mill Street Properties. Effective December 10, 2003, the property was sold to unrelated third parties.

8.	Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating and capital leases, respectively, with various expiration dates through 2009. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $8.0 million, $8.1 million and $8.2 million, respectively. These amounts are net of sublease income of $178,000, $136,000 and $172,000, respectively.

Future minimum lease payments under noncancelable operating and capital leases at December 31, 2003 are as follows (in thousands):

For the Periods Ending December 31,	Capital Leases	Operating Leases
2004	$6,008	$10,545
2005	4,127	9,229
2006	1,250	7,336
2007	—	5,598
2008	—	5,307
Thereafter	—	13,220

Total minimum lease payments	11,385	$51,235

Less: interest	(1,190)
Less: current portion	(5,178)

	$5,017

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. Management does not believe the outcome of these matters will have a material effect on the Company’s consolidated financial condition, consolidated results of operations or cash flows.

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

Stock option plans

In May 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”) under which the Board of Directors or the Compensation Committee may issue incentive and non-qualified stock options to employees, directors and consultants. The Compensation Committee has the authority to determine to whom options will be granted, the number of shares and the term and exercise price. Options are to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. The options generally vest and become exercisable annually at a rate of 25% of the option grant over a four-year period. The term of the options will be no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

On November 30, 2000, in connection with the Resource Information Management Systems, Inc. (“RIMS”) acquisition, the Company adopted the RIMS Stock Option Plan based primarily upon RIMS’ existing non-statutory stock option plan. Unless previously terminated by the stockholders, the Plan shall terminate at the close of business on January 1, 2009, and no options shall be granted under it thereafter. Such termination shall not affect any option previously granted. Upon a business combination by the Company with any corporation or other entity, the Company may provide written notice to optionees that options shall terminate on a date not less than 14 days after the date of such notice unless theretofore exercised. In connection with such notice, the Company may, in its discretion, accelerate or waive any deferred exercise period.

At December 31, 2003, the Company had reserved approximately 9,917,711 shares of common stock for issuance upon exercise of stock options and shares issuable under its stock option plans.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the two plans was as follows (in thousands, except per share data):

	Shares Available for Grant	Outstanding Options		Weighted Average Exercise Price
		Number of Shares	Exercise Price
Balances, December 31, 2000	1,845	5,170	$0.25–$63.25	$11.24
Additional options reserved	1,800	—
Granted	(2,345)	2,345	9.25 – 13.08	11.47
Exercised	—	(510)	0.25 – 6.50	1.28
Cancelled	877	(877)	0.25 – 57.50	15.45

Balances, December 31, 2001	2,177	6,128	0.25 – 63.25	11.56

Additional options reserved	800	—
Granted	(1,156)	1,156	4.95 – 15.00	11.96
Exercised	—	(323)	0.25 – 12.81	0.82
Cancelled	582	(582)	0.25 – 57.50	14.71

Balances, December 31, 2002	2,403	6,379	0.25 – 63.25	11.89
Additional options reserved	1,200	—
Granted	(1,784)	1,784	3.34 – 7.77	3.73
Exercised	—	(406)	0.25 – 6.50	1.19
Cancelled	942	(942)	1.00 – 57.50	12.87

Balances, December 31, 2003	2,761	6,815	$0.25–$63.25	$10.26

The options outstanding and currently exercisable by exercise price at December 31, 2003 are as follows (in thousands, except per share data):

Options Outstanding at December 31, 2003	Options Exercisable at December 31, 2003

Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25-$2.60	448	4.90	$0.64	448	$0.64
$3.34-$4.11	1,507	9.14	3.57	360	3.49
$4.40-$6.50	367	6.60	6.04	282	6.40
$7.02-$7.77	299	7.09	7.13	212	7.05
$9.25-$12.50	2,279	7.64	11.53	826	11.44
$12.69-$15.25	1,643	6.78	14.69	1,193	14.75
$17.81-$20.25	135	6.18	19.62	126	19.74
$35.44-$38.98	56	6.07	36.73	42	36.73
$57.50-$63.25	81	6.13	58.91	39	57.50

	6,815	7.45	10.26	3,528	10.81

At December 31, 2003, 2002 and 2001, options exercisable under the plans were 3,527,773, 2,688,938 and 1,610,493, respectively.

Employee Stock Purchase Plan

In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock were reserved for issuance under the original Stock Purchase Plan. The Stock Purchase Plan was amended on May 14, 2003, increasing the number of common stock reserved for issuance to 1,100,000 shares, of which 342,593 remain available for issuance at December 31, 2003. Employees are eligible to participate once they have been employed for at least 90 days before the offering period and are employed for at least 20 hours per week. Employees who own more than 5% of the Company’s outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000.

The Stock Purchase Plan was implemented by six-month offerings with purchases occurring at six-month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85%

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan in 2003, 2002, and 2001 were 269,516, 256,333, and 170,034, at a weighted average purchase price of $5.05, $6.10, and $7.84 per share, respectively.

Deferred stock compensation

The Company has recorded a total of $7.8 million of deferred stock compensation related to stock options granted to employees, where the exercise price was lower than the fair market value of the Company’s common stock on the date of the grant. Additionally, the Company has recorded a total of $7.2 million of deferred stock compensation for the issuance of restricted stock to certain employees related to acquisitions and to certain employees to encourage continued service with the Company – see “Restricted Stock.” The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock awarded. Amortization of deferred stock compensation expense was $1.8 million, $3.0 million and $3.0 million in 2003, 2002, and 2001, respectively.

Warrants

In September 2000, the Company issued warrants to purchase 300,000 shares of the Company’s common stock, at an exercise price of $13.50 per share and, in return, received warrants to purchase 100,000 shares of common stock of Maxicare Health Plans, Inc. (“Maxicare”) at an exercise price of $1.50 per share, in connection with consummation of an Application Services Provider (hosted) agreement. The warrants were immediately exercisable upon issuance and were originally expected to expire in 2005. The values of the warrants issued and received were determined using a Black Scholes option pricing model with the following assumptions:

	Warrants Issued	Warrants Received
Term	5 years	5 years
Expected dividends	—	—
Exercise price	$13.50	$1.50
Grant date stock price	$12.06	$1.31
Expected volatility	50%	53%
Risk-free interest rate	5.91%	5.91%

The $1,716,000 net value of the Maxicare warrants exchanged was being amortized on a straight-line basis over the agreement term as a reduction of recurring revenue. A total of $323,000 was charged against recurring revenue as of December 31, 2001. As of December 31, 2001, it was determined that the Maxicare warrants no longer had value and, therefore, the net balance of $1.4 million at December 31, 2001 was expensed as restructuring and impairment charges.

As a result of the Maxicare litigation settlement in June 2003, the warrants issued to purchase 300,000 shares of the Company’s common stock were immediately cancelled.

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

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted stock

In May 2000, the Company issued 13,700 shares of restricted stock pursuant to restricted stock agreements with non-employees. In addition, the Company recorded a $164,000 charge to deferred stock compensation. Pursuant to the agreements, the Company shall cancel any unvested shares of common stock upon termination of services. Shares subject to the agreements vest over a four-year period, in equal annual installments, commencing on the first anniversary of the agreement date. The fair value of the restricted stock is determined based on a Black-Scholes pricing model at each reporting period. As of December 31, 2003, 6,375 shares had vested and the Company had cancelled 5,850 shares of unvested common stock upon termination of services. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. (“Erisco”), the Company issued 231,404 shares of restricted stock to certain employees of Erisco. In addition, the Company recorded a $3.5 million charge to deferred stock compensation. Of the 231,404 shares, 115,702 of the shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. The remaining 115,702 shares vest over a three-year period commencing on December 31, 2001 if certain revenue and operating income goals are achieved for the prior year. As of December 31, 2003, all 231,404 shares had vested.

In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. (“RIMS”), the Company issued 82,553 shares of restricted stock to certain employees of RIMS. In addition, the Company recorded a $1.4 million charge to deferred stock compensation. The shares subject to the agreement vest over a three-year period, in equal annual installments, commencing on the first anniversary of the agreement date, as long as the individual remains employed by the Company. As of December 31, 2003, 75,634 shares had vested and the Company had cancelled 6,919 shares of unvested common stock upon termination of services.

In February 2001, in connection with performance bonuses, the Company issued 53,117 restricted shares of common stock to three employees. In addition, the Company recorded a $647,000 charge to deferred stock compensation. The shares subject to the agreement vest over a two-year period, in equal installments, commencing on December 31, 2001, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise. As of December 31, 2002, all 53,117 shares had vested.

In January 2002, the Company issued 76,220 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $972,000 charge to deferred stock compensation. The shares subject to the agreement vest over a four-year period, in equal installments, commencing on January 1, 2003, as long as the individual remains employed by the Company. In the event the employee is terminated by the Company without cause prior to the second anniversary date of the agreement, one-half of the shares shall become fully vested upon the termination date. As of December 31, 2003, 19,055 shares had vested. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In April 2002, the Company issued 6,000 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $68,000 charge to deferred stock compensation. The shares subject to the agreement vest over a three-year period, in equal installments, commencing on April 18, 2003, as long as the individual remains employed by the Company. As of December 31, 2003, 2,000 shares had vested. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

In September 2002, the Company issued 12,000 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $56,000 charge to deferred stock compensation. The shares subject to the agreement vest over a four-year period, in equal installments, commencing on September 26, 2003, as long as the individual remains employed by the Company. As of December 31, 2003, 3,000 shares had vested. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2003, the Company issued 100,000 shares of restricted stock to an employee to encourage continued service with the Company. In addition, the Company recorded a $388,000 charge to deferred stock compensation. The shares subject to the agreement vest over a four-year period, in equal installments, commencing on February 27, 2004, as long as the individual remains employed by the Company. The unvested shares of common stock vest immediately prior to a change in control of the Company unless the Board of Directors determines otherwise.

10.	Income Taxes

The components of the provision (benefit) from income taxes are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(555)	$107
State	1,124	1,452	89

	1,124	897	196

Deferred:
Federal	—	395	(14,152)
State	—	(1,042)	(2,219)

	—	(647)	(16,371)

Provision for (benefit from) income taxes	$1,124	$250	$(16,175)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2003 and 2002, are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Current	Long Term	Current	Long Term
Deferred tax assets:
Reserves and accruals	$9,399	$2,831	$6,529	$—
Deferred compensation	—	322	—	323
Other	129	187	268	553
Net operating losses and capital losses	—	30,111	—	22,111
Tax credits	—	1,009	—	1,009

Deferred tax assets	9,528	34,460	6,797	23,996

Deferred tax liabilities:
Deferred revenue	(2,688)	—	(627)	—
Leases	—	—	—	(6)
Depreciation	—	(3,365)	—	(2,610)
Capitalized software	—	(10,981)	—	(7,122)
Acquired intangible assets	—	(417)	—	(3,282)

Deferred tax liabilities	(2,688)	(14,763)	(627)	(13,020)

Net deferred tax assets before valuation allowance	6,840	19,697	6,170	10,976
Valuation allowance	(6,840)	(19,697)	(6,170)	(10,976)

Net deferred taxes	$—	$—	$—	$—

The valuation allowance on the deferred tax assets was $26.5 million and $17.1 million as of December 31, 2003 and 2002, respectively. The valuation allowance increased during 2003 due to the Company’s continued operating losses. If and when the Company decreases the valuation allowance on its deferred tax asset, approximately $25.4 million will be allocated to a tax benefit with the remaining $1.1 million as an adjustment to equity for the benefit of employee stock option exercises.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the statutory rate as shown in the following schedule (in thousands):

	Years Ended December 31,
	2003	2002	2001
Tax benefit at federal statutory rate	$(8,959)	$(50,358)	$(26,290)
State income taxes, net of federal benefit	742	271	(1,529)
Change in valuation allowance	9,305	15,712	—
Goodwill amortization	—	—	10,190
Goodwill impairment	—	33,142	1,824
Amortization of deferred stock compensation	(127)	464	1,637
Tax credits	—	910	(1,740)
Other	—	(394)	—
Nondeductible items and other	163	503	(267)

	$1,124	$250	$(16,175)

Federal tax loss carryforwards at December 31, 2003 are approximately $81.1 million. The federal tax loss carryforwards will start to expire beginning in 2010. State tax loss carryforwards at December 31, 2003 are approximately $58.5 million. The state tax loss carryforwards will start to expire beginning in 2004.

In 2002, the Company was notified by the Internal Revenue Service (“IRS”) that the IRS plans to examine the Company’s September 30, 2000 federal tax return. During 2003, the IRS completed its examination which resulted in no changes for the period under review.

11.	Employee Benefit Plan

In January 1998, the Company adopted a defined contribution plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986. Employees are eligible to participate the first day of the month following 30 days of employment. Eligible employees may make voluntary contributions to the 401(k) Plan of up to 25% of their annual compensation, not to exceed the statutory limit.

Effective January 1, 2001, the Company provides a matching contribution to the 401(k) Plan in the amount of $0.50 for each $1.00 contributed to the Plan, up to 6% of pay. Employees must be employed on the last day of the Plan Year (December 31) to receive the match. The match has a three-year vesting period after which the employee will be 100% vested. The Company contributed $2.0 million and $2.1 million to the 401(k) Plan in 2002 and 2003, respectively. The Company did not make contributions to the 401(k) plan in 2001.

12.	Acquisition

Infotrust Company

In April 2001, the Company acquired all of the issued and outstanding shares of Infotrust Company (“Infotrust”) from Trustco Holdings, Inc. Infotrust served healthcare payers, providing hosted applications services and outsourcing of essential administrative processes. The purchase price of approximately $15.4 million consisted of 923,077 shares of common stock with a value of $13.96 per share, assumed liabilities of $1.9 million, which included $1.6 million of deferred tax liability resulting from the difference between the book and tax basis of the intangible assets arising as a result of the acquisition, and acquisition costs of $647,000. Of the 923,077 shares of common stock which have been issued in connection with this acquisition, 138,462 shares of the common stock were held in escrow to indeminify the Company for any breach of warranty, any inaccuracy of any representation made by the seller or any breach of any covenant in the purchase agreement, and were subsequently released.

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

A deferred tax adjustment relating to the deductible portion of the acquisition accrual was recorded in 2002 resulting in a decrease in goodwill of $143,900. In addition, the remaining balance of the acquisition accrual was reversed resulting in a decrease to goodwill of $195,300. The purchase price was reduced by a total of $339,200 to approximately $15.1 million. As

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a result, the excess of the purchase price over the estimated fair values of the assets purchased and liabilities assumed was reduced to $4.1 million.

The purchase price allocation for the acquisition described above was based on the estimated fair value of the assets, on the date of purchase as follows (in thousands):

Total current assets	$3,285
Property, plant, equipment and other noncurrent assets	3,725
Goodwill	4,074
Other intangible assets	4,002
Acquired in-process technology	—

Total purchase price	$15,086

13.	Restructuring and Impairment Charges

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives include workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs.

In December 2001, the Company announced a planned workforce reduction in Los Angeles, California; Novato, California; Baltimore, Maryland; Little Rock, Arkansas; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Albany, New York; Glastonbury, Connecticut; and Trivandrum, India. This workforce reduction was expected to affect 168 employees. Severance and other costs related to this workforce reduction totaled $1.7 million, of which $1.0 million was included in restructuring and impairment charges in 2001. A total of $651,000 in severance and other costs were charged to restructuring and impairment charges in 2002. Such workforce reductions have been completed as of the fourth quarter of 2002.

Facility closures include the closure of the facilities in Novato, California; Birmingham, Alabama; Provo, Utah; Salt Lake City, Utah; Westmont, Illinois; Naperville, Illinois; Louisville, Kentucky; and Trivandrum, India. These closures have been completed as of the fourth quarter 2002.

The following table summarizes the activities in the Company’s restructuring reserves as of December 31, 2003 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Restructuring charges in 2003	—	(280)	(280)
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)
Cash payments in 2003	—	(917)	(917)

Accrued restructuring charges, December 31, 2003	$—	$185	$185

In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for in the fiscal year 2001. The remaining accrued restructuring balance of $185,000 as of December 31, 2003, represents the Company’s future commitments related to its facility closures as noted above.

In addition to the workforce reductions and facility closures described above, the Company has discontinued certain business lines and has written-off assets associated with these business lines. Specifically, the Company has discontinued certain website and software development activities and its hospital billing and accounts receivable business line and has written off the assets associated with these activities. The Company also wrote off assets in December 2001 associated with the closure of facilities. The following table summarizes the Company’s write-off of assets in December 2001 (in thousands):

	Accounts Receivable	Property and Equipment, net	Goodwill	Other Assets	Total
Discontinuation of certain business lines	$302	$933	$5,716	$1,389	$8,340
Office closures	—	422	—	—	422

Total	$302	$1,355	$5,716	$1,389	$8,762

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s decision in the fourth quarter of 2003 to wind-down its outsourcing services to physician groups and to discontinue its outsourcing services to certain non-Facets® payer customers, the Company estimated that its future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets will be written off in the first quarter of 2004.

14.	Loss on Contracts

During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

The following table summarizes the effect on future cash flows as a result of these future losses (in thousands):

	2004	2005	2006	2007	2008	Total
Provider	$3,839	$3,365	$2,604	$1,198	$265	$11,271
Consulting	3,680	—	—	—	—	3,680

Total	$7,519	$3,365	$2,604	$1,198	$265	$14,951

15.	Supplemental Cash Flow Disclosures (in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Supplemental disclosures for cash flow information
Cash paid for interest	$2,034	$1,479	$1,351
Cash paid for income taxes	704	1,782	292
Noncash investing and financing activities
Assets acquired through capital lease	96	1,508	2,734
Assets acquired through debt financing	—	—	778
Deferred stock compensation	385	1,005	(1,966)
Common stock issued for acquisitions	37	—	12,833

16.	Segment Information

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

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets are all located in the United States and the Company’s sales were primarily to customers located in the United States.

Recurring and non-recurring revenue by type of similar products and services are as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Outsourced business services	$98,193	$98,299	$98,295
Software maintenance	62,780	60,879	44,411

Recurring revenue	160,973	159,178	142,706

Software license fees	45,688	32,131	33,740
Consulting services	79,989	73,841	41,726
Other non-recurring revenue	3,679	—	—

Non-recurring revenue	129,356	105,972	75,466

Total revenue	$290,329	$265,150	$218,172

17.	Quarterly Financial Data (unaudited and in thousands)

	Net Revenue	Gross Profit (Loss)	Net (Loss) Income	Basic and Diluted (Loss) Income Per Share
Fiscal year 2003
First quarter (1)	$69,926	$21,092	$(2,669)	$(0.06)
Second quarter (1)	77,724	24,035	(1,359)	(0.03)
Third quarter	76,018	22,267	630	0.01
Fourth quarter (2)	66,661	(1,072)	(24,077)	(0.52)
Fiscal year 2002
First quarter	59,694	19,295	(4,614)	(0.10)
Second quarter	66,781	21,920	(3,670)	(0.08)
Third quarter	68,602	23,149	(3,487)	(0.08)
Fourth quarter (3)	70,073	22,966	(136,593)	(3.00)

(1)	Effective July 1, 2003, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” ETIF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, total revenue and cost of revenue for the first and second quarters of 2003 include $900,000 and $1.2 million, respectively. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. However, amounts prior to fiscal year 2003 were not significant. This change in accounting policy had no effect on the Company’s consolidated financial position, results of operations or cash flows.

(2)	During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which is expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

(3)	After the end of the fourth quarter of 2002, the Company’s market capitalization decreased to a level that required the Company to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in a charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that the Company’s other intangible assets might also be impaired as of December 31, 2002 and they were also tested for impairment in accordance with Statement 144. The analyses resulted in an impairment charge of $33.5 million.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions	Balance at Ending Period
				(1)
Allowance for doubtful accounts
Year ended December 31, 2001	$1,220	$5,090		$867	$5,443
Year ended December 31, 2002	$5,443	$1,675		$1,722	$5,396
Year ended December 31, 2003	$5,396	$(1,874	)(2)	$1,154	$2,368
Sales allowances
Year ended December 31, 2001	$—	$828		$35	$793
Year ended December 31, 2002	$793	$1,963		$(296)	$3,052
Year ended December 31, 2003	$3,052	$(64	)(2)	$424	$2,564
Deferred tax valuation allowance
Year ended December 31, 2001	$—	$—		$—	$—
Year ended December 31, 2002	$—	$17,146		$—	$17,146
Year ended December 31, 2003	$17,146	$9,391		$—	$26,537

(1)	Deductions include the net effect of write-offs and recoveries of uncollectible amounts with respect to accounts receivable.

(2)	In 2003, a $2.8 million adjustment to the allowance for doubtful accounts and a $1.0 million adjustment to the sales allowance were the result of the collections of aged receivables which had been previously accrued for.