Form 10-Q
period 2004-03-31
TRIZETTO GROUP INC
filed 2004-05-10
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, 47,050,458 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

i

PART I — FINANCIAL INFORMATION

Item	1. Financial Statements

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,845	$56,026
Short-term investments	27,340	18,843
Restricted cash	1,466	1,478
Accounts receivable, net	45,359	37,349
Prepaid expenses and other current assets	8,162	7,592

Total current assets	129,172	121,288
Property and equipment, net	35,038	41,124
Capitalized software development costs, net	26,712	25,479
Goodwill	37,579	37,579
Other intangible assets, net	5,089	6,040
Other assets	1,482	1,798

Total assets	$235,072	$233,308

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and revolving line of credit	$27,821	$29,742
Capital lease obligations	5,051	5,178
Accounts payable	12,490	11,483
Accrued liabilities	26,197	33,379
Deferred revenue	39,456	23,422

Total current liabilities	111,015	103,204
Long-term notes payable	2,055	2,138
Capital lease obligations	3,833	5,017
Deferred revenue	596	832
Other long-term liabilities	8,117	8,594

Total liabilities	125,616	119,785

Commitments and contingencies
Stockholders’ equity:
Common stock	47	47
Additional paid-in capital	403,524	402,702
Deferred stock compensation	(1,413)	(863)
Accumulated deficit	(292,702)	(288,363)

Total stockholders’ equity	109,456	113,523

Total liabilities and stockholders’ equity	$235,072	$233,308

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Recurring revenue	$42,302	$39,293
Non-recurring revenue	23,448	30,633

Total revenue	65,750	69,926

Cost of revenue:
Recurring revenue	32,279	28,580
Non-recurring revenue	15,173	20,254

	47,452	48,834

Recurring revenue – loss on contracts	(1,000)	—
Non-recurring revenue – loss on contracts	1,057	—

	57	—

Total cost of revenue	47,509	48,834

Gross profit	18,241	21,092

Operating expenses:
Research and development	7,126	5,922
Selling, general and administrative	14,060	14,002
Amortization of other intangible assets	951	3,309

Total operating expenses	22,137	23,233

Loss from operations	(3,896)	(2,141)
Interest income	169	317
Interest expense	(412)	(545)

Loss before provision for income taxes	(4,139)	(2,369)
Provision for income taxes	(200)	(300)

Net loss	$(4,339)	$(2,669)

Net loss per share:
Basic and diluted	$(0.09)	$(0.06)

Shares used in computing net loss per share:
Basic and diluted	46,752	45,880

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,339)	$(2,669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	424	881
Amortization of deferred stock compensation	112	590
Depreciation and amortization	4,846	4,186
Amortization of other intangible assets	951	3,309
Issuance of stock in connection with a prior acquisition	—	37
Loss on contracts	57	—
Changes in assets and liabilities:
Restricted cash	12	—
Accounts receivable	(8,434)	(7,864)
Prepaid expenses and other current assets	(1,635)	1,592
Income tax receivable	594	—
Notes receivable	(8)	18
Other assets	254	205
Accounts payable	1,007	(1,447)
Accrued liabilities	(4,024)	(8,913)
Deferred revenue	15,798	19,764

Net cash provided by operating activities	5,615	9,689

Cash flows from investing activities:
Purchase of short-term investments, net	(8,497)	(8,456)
Purchase of property and equipment and software licenses	(660)	(2,305)
Capitalization of software development costs	(2,484)	(2,439)
Purchase of intangible assets	—	(550)

Net cash used in investing activities	(11,641)	(13,750)

Cash flows from financing activities:
Proceeds from debt financing	—	1,305
Proceeds from capital leases	—	550
Payments on notes payable	(129)	(375)
Payments on term note	(1,875)	—
Payments on capital leases	(1,311)	(1,249)
Payments on equipment line of credit	—	(93)
Employee exercises of stock options	160	40

Net cash (used in) provided by financing activities	(3,155)	178

Net decrease in cash and cash equivalents	(9,181)	(3,883)
Cash and cash equivalents, beginning of period	56,026	46,833

Cash and cash equivalents, end of period	$46,845	$42,950

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 25, 2004.

2.	Reclassifications

Certain reclassifications, none of which affected net loss, have been made to prior period amounts to conform to the current period presentation. Additionally, effective July 1, 2003, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” (“EITF 01-14”). EITF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, the Company’s revenues and cost of revenues for the quarter ended March 31, 2003 included $900,000 of reimbursable out-of-pockets expenses. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. This change in accounting policy had no effect on the Company’s consolidated financial position, results of operation or cash flows.

3.	Computation of Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
BASIC AND DILUTED:
Net loss	$(4,339)	$(2,669)

Weighted average shares for basic EPS	46,752	45,880

Basic earnings per share	$(0.09)	$(0.06)

Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares (in thousands):

	Three Months Ended March 31,
	2004	2003
Options to purchase common stock	8,575	7,749
Unvested portion of restricted stock	228	281
Warrants	—	300

	8,803	8,330

4.	Stock-based Compensation

The Company has two stock option compensation plans. The Company accounts for these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of zero and $138,000 for the three months ended March 31, 2004 and 2003, respectively, are reflected in net loss, net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(4,339)	$(2,669)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	—	138
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,154)	(1,392)

Pro forma net loss	$(5,493)	$(3,923)

Net loss per share
Basic and diluted, as reported	$(0.09)	$(0.06)

Basic and diluted, pro forma	$(0.12)	$(0.09)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

5.	Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation included in cost of revenues and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of revenue – recurring	$4	$166
Cost of revenue – non-recurring	—	33
Research and development	6	66
Selling, general and administrative	102	325

Total	$112	$590

6.	Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$438	$544
Cash paid for income taxes	48	41
Assets acquired through capital lease	—	62
Deferred stock compensation	662	292

7.	Notes Payables and Lines of Credit

The following table is a summary of the Company’s notes payables and line of credit (in thousands):

	Notes Payable		Line of Credit
	March 31 2004	December 31 2003	March 31 2004	December 31 2003
Revolving credit facility of $20.0 million, interest at prime plus 1% (5.00% at March 31, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (4.33% at March 31, 2004) at borrower’s option, payable monthly in arrears	$—	$—	$20,000	$20,000

Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (4.23% at March 31, 2004)	2,364	2,446	—	—

Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% (5.00% at March 31, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (4.33% at March 31, 2004) at Borrower’s option, payable quarterly in arrears	7,500	9,375	—	—

Other	12	59	—	—

Total notes payable and line of credit	9,876	11,880	20,000	20,000

Less: Current portion	(7,821)	(9,742)	(20,000)	(20,000)

	$2,055	$2,138	$—	$—

The Company maintains a revolving credit facility with an outstanding balance at March 31, 2004 of $20.0 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each month. The revolving credit facility contains convenants to which the Company must adhere during the terms of the agreement. At March 31, 2004, the Company was in compliance with all of the covenants under the revolving credit facility, except for the covenant requiring the Company to maintain a minimum level of EBITDA for the first quarter of 2004. The lender has granted a full waiver of the Company’s failure to meet this covenant.

The Company also maintains a secured term note facility with an outstanding balance at March 31, 2004 of $7.5 million. The secured term note is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The secured term note contains the same covenants set forth in the revolving credit facility. At March 31, 2004, the Company was in compliance with all of the debt covenants under the secured term note, except for the covenant requiring the Company to maintain a minimum level of EBITDA for the first quarter of 2004. The lender has granted a full waiver of the Company’s failure to meet this covenant.

8.	Restructuring and Impairment Charges

As a result of the Company’s decision in the fourth quarter of 2003 to wind-down its outsourcing services to physician groups and to discontinue its outsourcing services to certain non-Facets® payer customers, the Company estimated that its future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

9.	Loss on Contracts

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

As a result of discussions and negotiations in March of 2004 with certain customers, accelerated termination agreements have been agreed to. Accordingly, the Company reversed approximately $1.0 million of previously accrued loss on contracts charges to cost of revenue in the first quarter of 2004. The Company will continue to assess the accrual on a quarterly basis to reflect the latest status of customer agreements known to the Company. Additionally, the Company determined in March of 2004 that the large fixed fee implementation project would require a greater effort than previously estimated. As a result, the Company accrued an additional $1.1 million loss on contract charges to cost of revenue in the first quarter of 2004. The Company believes that this fixed fee implementation will be substantially complete in the second quarter of 2004.

The following table summarizes the activities in the Company’s loss on contracts reserves (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contract charges, December 31, 2003	$11,271	$3,680	$14,951
Additional loss on contract charges	(1,000)	1,057	57
Net loss on contracts applied against accrual	(370)	(2,480)	(2,850)

Accrued loss on contracts, March 31, 2004	$9,901	$2,257	$12,158

10.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K under the caption “Risk Factors”: (i) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate; (ii) our sales cycles are long and unpredictable, (iii) we have a history of operating losses and we cannot predict if we will be able to sustain profitability in the future, (iv) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (v) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (vi) we are growing rapidly, and our inability to manage this growth could harm our business, (vii) our acquisition strategy may disrupt our business and require additional financing, (viii) our need for additional financing is uncertain as is our ability to raise capital if required, (ix) our business will suffer if our software products contain errors, (x) we could lose customers and revenue if we fail to meet the performance standards or other provisions in our contracts, (xi) if our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results, (xii) performance or security problems with our systems could damage our business, (xiii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xiv) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xv) any failure or inability to protect our technology and confidential information could adversely affect our business, (xvi) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xvii) if we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications, (xviii) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (xix) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xx) consolidation of healthcare payer organizations could decrease the number of our existing and potential customers, (xxi) changes in government regulation of the healthcare industry could adversely affect our business and (xxii) part of our business is subject to government regulation relating to the Internet that could impair our operations. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary software, including our proprietary Facets®, QicLink™, NetworX Pricer™ and NetworX Modeler™ enterprise systems; outsourced business services, including software hosting business process management; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). For the first quarter ended March 31, 2004, these markets represented 79%, 17%, and 4% of our total revenue, respectively. As of March 31, 2004, we served approximately 426 customers.

We measure financial performance by monitoring backlog and bookings, recurring revenue and non-recurring revenue, gross profit, and net income (loss). Total revenue for the first quarter of 2004 was $65.8 million compared to $69.9 million for the same period in 2003. Recurring revenue for the first quarter of 2004 was $42.3 million compared to $39.3 million for the same period in 2003. Non-recurring revenue for the first quarter of 2004 was $23.4 million compared to $30.6 million for the same period in 2003. Bookings in the first quarter of 2004 were $81.0 million compared to $62.2 million for the same period in 2003. Backlog at March 31, 2004 was $508.9 million compared to $574.8 million at March 31, 2003. Gross profit was $18.2 million in the first quarter of 2004 compared to $21.1 for the same period in 2003. Net loss in the first quarter of 2004 was $4.3 million compared to a net loss of $2.7 million for the same period in 2003.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Upfront fees;
•	Allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Restructuring and impairment charges; and

•	Impairment of goodwill and other intangible assets.

This is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K as filed with the SEC on February 25, 2004.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the first quarter ended March 31, 2004, approximately 64% of our total revenue was recurring and 36% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and EITF Issue 00-21, “Multiple Element

Arrangements.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third-party licensed products. We recognize revenues for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on hours incurred to date compared to total estimated hours to complete. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We recognize the revenue for the hardware and software included in these fees over the estimated useful life of the hardware or software, respectively. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed and collection is reasonably assured.

Upfront Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of March 31, 2004 were $925,000.

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

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue in the fourth quarter of 2003. As a result of discussions and negotiations in March of 2004 with certain customers, accelerated termination agreements have been agreed to. Accordingly, in the first quarter of 2004, we reversed approximately $1.0 million of previously accrued loss on contract charges to cost of revenue. We will continue to assess the accrual on a quarterly basis to reflect the latest status of these customer agreements known to us.

Additionally, we negotiated a settlement in December 2003 regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. In March of 2004, we determined that the implementation project would require a greater effort. As a result, we accrued an additional $1.1 million in loss and this was charged to cost of revenue.

Anticipated losses on fixed price contracts are recognized in the period when they become known.

Restructuring and Impairment Charges. As a result of our decision in the fourth quarter of 2003 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® health plan customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

Impairment of Goodwill and Other Intangible Assets. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002. We performed our annual impairment test on March 31, 2004, and this test did not reveal any further indications of impairment.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the quarter ended March 31, 2004 and 2003, respectively, is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2004		2003
Revenue by customer type:
Health plans	$52,447	79%	$54,039	77%
Benefits administration	10,952	17%	12,767	18%
Provider	2,351	4%	3,120	5%

Total revenue	$65,750	100%	$69,926	100%

Revenue mix:
Recurring revenue
Outsourced business services	$26,494	63%	$23,488	60%
Software maintenance	15,808	37%	15,805	40%

Recurring revenue total	42,302	100%	39,293	100%

Non-recurring revenue
Software license fees	11,301	48%	11,957	39%
Consulting services	11,832	51%	18,676	61%
Other non-recurring revenue	315	1%	—	—%

Non-recurring revenue total	23,448	100%	30,633	100%

Total revenue	$65,750		$69,926

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

Our 12-month and total backlog data are as follows (in thousands):

	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
Twelve-month backlog:
Recurring revenue backlog	$152,500	$158,100	$161,600	$160,000	$151,900
Software backlog (non-recurring revenue)	9,100	11,900	12,900	22,700	25,600

Total	$161,600	$170,000	$174,500	$182,700	$177,500

Total backlog:
Recurring revenue backlog	$499,800	$483,600	$580,000	$586,200	$539,400
Software backlog (non-recurring revenue)	9,100	12,600	14,100	27,700	35,400

Total	$508,900	$496,200	$594,100	$613,900	$574,800

On July 9, 2003, Coventry Health Care, Inc. (“Coventry”) announced its plan to acquire Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. On September 1, 2003, Coventry completed the acquisition. We received Altius’ notice to terminate our services agreement effective May 31, 2004. In the first quarter of 2004, our services agreement with Altius produced recurring revenue of $5.5 million. Included in our twelve-month backlog and total backlog is recurring revenue of $3.6 million related to Altius which will be recognized in the second quarter of 2004.

Total bookings equal the total dollar value of the contracts signed in the quarter. Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force. Included in total bookings is maintenance revenue with estimated terms of three to five years. Total bookings for each of the quarters are as follows (in thousands):

	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
Total Bookings	$81,042	$48,800	$37,400	$83,600	$62,200

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED TO THE QUARTER ENDED MARCH 31, 2003

Revenue. Total revenue decreased $4.1 million, or 6%, from $69.9 million in the first quarter of 2003 to $65.8 million for the same period in 2004. The decrease primarily resulted from our consulting services and software license sales, offset by organic growth in our outsourced business services and other non-recurring revenue. Software maintenance revenue remained steady.

Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue in the first quarter of 2004 increased $3.0 million or 8%, to $42.3 million from $39.3 million for the same period in 2003, primarily from our outsourced business services. The $3.0 million increase was the result of: (i) an increase of $1.9 million in revenue due to an increase in membership from our existing hosted Facets® health plan customers, in addition to new Facets® health plan customers going live in late 2003, (ii) an increase from our benefits administration customers of $2.1 million primarily from new business process management contracts, in addition to an increase in transaction processing from our existing customers, and (iii) a $1.0 million decrease from our physician group customers. Overall, software maintenance revenue remained the same, however, between our markets it fluctuated by $228,000 due to our NetworX™ product. In 2003, NetworX™ was sold primarily to the benefits administration customers. In the first quarter of 2004, our health plan customers became the dominant purchaser of NetworX™. We will continue to sell NetworX™ in both markets but we expect to generate the majority of this revenue from Facets® health plan customers in 2004. In addition, there was a slight increase of $250,000 from our hosted Facets® health plan customers resulting from annual rate increases, offset by a slight decrease of $277,000 from our benefits administration customers primarily from either benefits administration customers converting from a self-supporting license model to an outsourced software hosting model with us, or the cancellation of QicLink™ maintenance contracts.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees. Non-recurring revenue decreased $7.2 million, or 24%, from $30.6 million in the first quarter of 2003 to $23.4 million for the same period in 2004. The decrease of $7.2 million consisted primarily of a $6.8 million decrease in consulting services, resulting from a $6.1 million decrease in health plan consulting services, a $611,000 decrease in benefits administration consulting services, and $101,000 in physician group consulting services. The decrease in consulting services is due primarily to fewer implementation sales in late 2003 and early 2004, in addition to having our consulting resources engaged in a fixed fee implementation and the winding down of our physician group business. The remaining decrease of $400,000 in non-recurring revenue is the result of (i) a net $656,000 decrease in software license sales related primarily to a $2.8 million decrease in benefits administration software license sales, offset by an increase of $2.2 million in health plan software license sales, and (ii) an increase of $315,000 in termination fees primarily from our physician group customers.

We are continuing to penetrate larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence and business process management services. It also has improved the stability of our customer base. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the timing of our software and services sales.

Cost of Revenue. Cost of revenue decreased $1.3 million, or 3%, from $48.8 million in the first quarter of 2003 to $47.5 million for the same period in 2004. This decrease resulted from a decline in consulting expenses of $5.0 million related to third party contractor costs, offset by an increase of $3.7 million related primarily to our data centers continuing to incur fixed costs associated with recurring revenue customers, and a net $57,000 loss on contracts charge. As a percentage of total revenue, cost of revenue approximated 72% in the first quarter of 2004 and 70% for the same period in 2003. Cost of revenue in the first quarter of 2004 and 2003 included approximately $4,000 and $199,000 of amortization of deferred stock compensation, respectively.

The overall gross margin (gross profit divided by revenue) decreased from 30% in the first quarter of 2003 to 28% for the same period in 2004. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in the first quarter of 2004 was primarily the result of the decreased profit margin in our consulting services business, which was the direct result of a fixed-fee engagement.

Research and Development (R&D) Expenses. R&D expenses in the first quarter of 2004 increased $1.2 million, or 20%, to $7.1 million from $5.9 million for the same period in 2003. This increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans, which was released at the end of the third quarter of 2003. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators. As a percentage of total revenue, R&D expenses approximated 11% in the first quarter of 2004 and 9% for the same period in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.5 million in the first quarter of 2004 and $2.4 million for the same period in 2003), was 74% in the first quarter of 2004 and 71% for the same period in 2003. R&D expenses in the first quarter of 2004 and 2003 included approximately $6,000 and $66,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $58,000, or .4%, to $14.1 million in the first quarter of 2004 from $14.0 million for the same period in 2003. As a percentage of total revenue, selling, general and administrative expenses approximated 21% in the first quarter of 2004 and 20% for the same period in 2003. Selling, general and administrative expenses in the first quarter of 2004 and 2003 included approximately $102,000 and $325,000 of amortization of deferred stock compensation, respectively.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $2.4 million, or 71%, from $3.3 million in the first quarter of 2003 to $951,000 for the same period in 2004 as a result of the amortization of Facets completed technology ending in the third quarter of 2003. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the nine months ending December 31, 2004	$2,853
For the years ending December 31,
2005	2,221
2006	15

Total	$5,089

Interest Income. Interest income decreased $148,000, or 47%, from $317,000 in the first quarter of 2003 to $169,000 for the same period in 2004. The decrease is due to lower yields on investments, as well as lower account balances in the first quarter of 2004 compared to the same period in 2003.

Interest Expense. Interest expense decreased $133,000, or 24%, from $545,000 in the first quarter of 2003 to $412,000 for the same period in 2004. The decrease relates primarily to a decrease in the principal balance of our secured term note compared to the first quarter of 2003, offset by an increase related to new capital lease obligations in fiscal year 2003.

Provision for Income Taxes. Provision for income taxes was $200,000 in the first quarter of 2004 compared to $300,000 for the same period in 2003. The decrease in tax expense is principally due to a decrease in state income taxes in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of March 31, 2004, we had cash, cash equivalents and short-term and long-term investments totaling $75.7 million, including $1.5 million in restricted cash.

Cash provided by operating activities in the first quarter of 2004 was $5.6 million. Net cash provided during this period resulted from net losses of $4.3 million, offset by approximately $3.6 million in other net changes in operating asset and liability accounts and $6.4 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, and the loss on contracts. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year. We currently have net operating loss (“NOLs”) carryforwards of $81.1 million, which are fully reserved for on our balance sheet and will be applied against future taxable income. The utilization of these NOLs positively impacts net cash provided by operating activities by reducing our current cash tax payments.

Cash used in investing activities of $11.6 million in the first quarter of 2004 was primarily the result of our purchase of $660,000 million in property and equipment and software licenses, $2.5 million in capitalized research and development costs, and the net purchase of $8.5 million in short-term investments.

Cash used in financing activities of $3.2 million in the first quarter of 2004 was primarily the result of payments made on our notes payable and capital lease obligations of $1.4 million and the payment of $1.9 million on our term note, offset by proceeds of $160,000 from the issuance of common stock related to employee exercises of stock.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of March 31, 2004, we had outstanding borrowing on the revolving credit facility of $20.0 million. As of March 31, 2004, we were in compliance with all of the covenants under the revolving credit facility, except for the covenant requiring us to maintain a minimum level of EBITDA for the first quarter of 2004. The lender has granted a full waiver of our failure to meet this covenant.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. As of March 31, 2004, we had outstanding borrowings on the Secured Term Note of $7.5 million. Quarterly payments of $1.875 million are due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of March 31, 2004, we were in compliance with all of the covenants under the revolving credit facility, except for the covenant requiring us to maintain a minimum level of EBITDA for the first quarter of 2004. The lender has granted a full waiver of our failure to meet this covenant.

As of March 31, 2004, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $373,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term and long-term debt	$9,876	$7,821	$2,055	$—	$—
Capital lease obligations	8,884	5,051	3,833	—	—
Operating leases	48,384	10,109	15,589	10,784	11,902

Total contractual obligations	$67,144	$22,981	$21,477	$10,784	$11,902

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Line of credit	$20,000	$20,000	$—	$—	$—
Standby letters of credit	1,093	803	290	—	—
Credit reserve	373	373	—	—	—

Total other commercial commitments	$21,466	$21,176	$290	$—	$—

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

Item	3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2004, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the Borrower’s option, and is payable monthly in arrears. The revolving credit facility expires in December 2004. As of March 31, 2004, we had outstanding borrowings on the revolving line of credit of $20.0 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the

Borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of March 31, 2004, we had outstanding borrowings on the Secured Term Note of $7.5 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2004, we had outstanding borrowings of $2.4 million.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest.

We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

Item	4. Disclosure Controls and Procedures

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

In the first quarter of 2004, we implemented a new ERP information system to manage our business operations and are in the process of enhancing this new system, including its reporting capabilities.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following Exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Change of Control Agreement entered into by and between TriZetto and Certain Executive Officers of TriZetto

10.2	Form of Restricted Stock Agreement between TriZetto and Certain Employees

10.3	Third Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated February 16, 2004

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On April 19, 2004, we filed a Current Report on Form 8-K announcing our revised guidance for the first quarter and full year of 2004.

On April 27, 2004, we filed a Current Report on Form 8-K announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: May 10, 2004	By:	/s/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Change of Control Agreement entered into by and between TriZetto and Certain Executive Officers of TriZetto
10.2	Form of Restricted Stock Agreement between TriZetto and Certain Employees
10.3	Third Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated February 16, 2004
31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002