Form 10-Q
period 2004-06-30
TRIZETTO GROUP INC
filed 2004-08-06
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, 47,323,286 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,004	$56,026
Short-term investments	20,100	18,843
Restricted cash	1,454	1,478
Accounts receivable, net	44,057	37,349
Prepaid expenses and other current assets	9,627	7,592

Total current assets	119,242	121,288
Property and equipment, net	32,477	41,124
Capitalized software development costs, net	27,263	25,479
Goodwill	37,579	37,579
Other intangible assets, net	8,497	6,040
Other assets	1,594	1,798

Total assets	$226,652	$233,308

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term notes payable and line of credit	$26,699	$29,742
Capital lease obligations	4,843	5,178
Accounts payable	15,903	11,483
Accrued liabilities	28,946	33,379
Deferred revenue	31,028	23,422

Total current liabilities	107,419	103,204
Long-term notes payable	1,975	2,138
Capital lease obligations	2,758	5,017
Deferred revenue	372	832
Other long-term liabilities	3,205	8,594

Total liabilities	115,729	119,785

Commitments and contingencies
Stockholders’ equity:
Common stock	47	47
Additional paid-in capital	404,527	402,702
Deferred stock compensation	(1,380)	(863)
Accumulated deficit	(292,271)	(288,363)

Total stockholders’ equity	110,923	113,523

Total liabilities and stockholders’ equity	$226,652	$233,308

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Recurring revenue	$41,603	$40,662	$83,905	$79,955
Non-recurring revenue	25,914	37,062	49,362	67,695

Total revenue	67,517	77,724	133,267	147,650

Cost of revenue:
Recurring revenue	28,959	29,640	61,238	58,220
Non-recurring revenue	15,184	24,049	30,357	44,303

	44,143	53,689	91,595	102,523

Recurring revenue – loss on contracts	(4,886)	—	(5,886)	—
Non-recurring revenue – loss on contracts	3,931	—	4,988	—

	(955)	—	(898)	—

Total cost of revenue	43,188	53,689	90,697	102,523

Gross profit	24,329	24,035	42,570	45,127

Operating expenses:
Research and development	7,863	6,286	14,989	12,208
Selling, general and administrative	14,443	15,253	28,503	29,255
Amortization of other intangible assets	1,160	3,324	2,111	6,633

Total operating expenses	23,466	24,863	45,603	48,096

Income (loss) from operations	863	(828)	(3,033)	(2,969)
Interest income	92	301	261	618
Interest expense	(324)	(487)	(736)	(1,032)

Income (loss) before provision for income taxes	631	(1,014)	(3,508)	(3,383)
Provision for income taxes	(200)	(345)	(400)	(645)

Net income (loss)	$431	$(1,359)	$(3,908)	$(4,028)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.08)	$(0.09)

Diluted	$0.01	$(0.03)	$(0.08)	$(0.09)

Shares used in computing net income (loss) per share:
Basic	46,869	46,006	46,811	45,944

Diluted	48,233	46,006	46,811	45,944

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,908)	$(4,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	(1,933)	924
Amortization of deferred stock compensation	217	1,185
Depreciation and amortization	10,136	8,600
Amortization of other intangible assets	2,111	6,633
Issuance of stock in connection with a prior acquisition	—	37
Loss on contracts	(898)	—
Changes in assets and liabilities:
Restricted cash	24	—
Accounts receivable	(4,725)	(12,040)
Prepaid expenses and other current assets	(3,060)	1,191
Income tax receivable	594	—
Notes receivable	10	36
Other assets	127	(2)
Accounts payable	4,372	4,170
Accrued liabilities	(7,973)	(7,375)
Deferred revenue	7,032	14,220

Net cash provided by operating activities	2,126	13,551

Cash flows from investing activities:
(Purchase) sale of short-term investments, net	(1,257)	1,009
Purchase of property and equipment and software licenses	(1,498)	(9,237)
Capitalization of software development costs	(4,635)	(5,810)
Purchase of intangible assets	—	(550)
Acquisitions, net of cash acquired	(2,049)	—

Net cash used in investing activities	(9,439)	(14,588)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	—	4,500
Proceeds from debt financing	1,110	2,107
Proceeds from capital leases	—	2,093
Payments on notes payable	(566)	(1,207)
Payments on term note	(3,750)	(1,875)
Payments on capital leases	(2,594)	(2,542)
Payments on equipment line of credit	—	(155)
Repurchase of common stock	—	(136)
Employee exercise of stock options and purchase of common stock	1,091	785

Net cash (used in) provided by financing activities	(4,709)	3,570

Net (decrease) increase in cash and cash equivalents	(12,022)	2,533
Cash and cash equivalents, beginning of period	56,026	46,833

Cash and cash equivalents, end of period	$44,004	$49,366

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 25, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
BASIC AND DILUTED:
Net income (loss)	$431	$(1,359)	$(3,908)	$(4,028)

Weighted average shares for basic EPS	46,869	46,006	46,811	45,944
Effect of dilutive securities	1,364	—	—	—

Adjusted weighted average shares for diluted EPS	48,233	46,006	46,811	45,944

Basic earnings per share	$0.01	$(0.03)	$(0.08)	$(0.09)

Diluted earnings per share	$0.01	$(0.03)	$(0.08)	$(0.09)

Because their effects are anti-dilutive, diluted EPS excludes the following potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	6,747	7,599	7,850	7,599
Unvested portion of restricted stock	—	277	261	277
Warrants	—	300	—	300

	6,747	8,176	8,111	8,176

3. Stock-based Compensation

The Company has two stock option compensation plans. The Company accounts for these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of zero and $120,000 for the three months ended June 30, 2004 and 2003, respectively, and zero and $257,000 for the six months ended June 30, 2004 and 2003, respectively, are reflected in net income (loss), net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$431	$(1,359)	$(3,908)	$(4,028)

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	120	—	257
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,032)	(1,280)	(2,186)	(2,678)

Pro forma net loss	$(601)	$(2,520)	$(6,094)	$(6,449)

Net loss per share
Basic and diluted, as reported	$0.01	$(0.03)	$(0.08)	$(0.09)

Basic and diluted, pro forma	$(0.01)	$(0.05)	$(0.13)	$(0.14)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

4. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of revenue – recurring	$—	$165	$4	$331
Cost of revenue – non-recurring	—	26	—	59
Research and development	6	58	12	124
Selling, general and administrative	99	346	201	671

Total	$105	$595	$217	$1,185

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$796	$1,030
Cash paid for income taxes	169	493
Assets acquired through capital lease	—	96
Deferred stock compensation	735	212

6. Notes Payables and Line of Credit

The following table is a summary of the Company’s notes payables and line of credit (in thousands):

	Notes Payable		Line of Credit
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Revolving credit facility of $20.0 million, interest at prime plus 1% (5.25% at June 30, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (4.86% at June 30, 2004) at borrower’s option, payable monthly in arrears	$—	$—	$20,000	$20,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (4.46% at June 30, 2004)	2,286	2,446	—	—
Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% (5.25% at June 30, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (4.86% at June 30, 2004) at Borrower’s option, payable quarterly in arrears	5,625	9,375	—	—
Other	763	59	—	—

Total notes payable and line of credit	8,674	11,880	20,000	20,000
Less: Current portion	(6,699)	(9,742)	(20,000)	(20,000)

	$1,975	$2,138	$—	$—

The Company maintains a revolving credit facility with an outstanding balance at June 30, 2004 of $20.0 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each month. The revolving credit facility contains covenants to which the Company must adhere during the terms of the agreement. At June 30, 2004, the Company was in compliance with all of the covenants under the revolving credit facility.

The Company also maintains a secured term note facility with an outstanding balance at June 30, 2004 of $5.6 million. The secured term note is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The secured term note contains the same covenants set forth in the revolving credit facility. At June 30, 2004, the Company was in compliance with all of the debt covenants under the secured term note.

7. Restructuring and Impairment Charges

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

8. Loss on Contracts

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

As a result of its discussions and negotiations with its remaining physician group customers, the Company has been able to accelerate the termination of its services agreements with certain of these customers. In addition, during the second quarter of 2004, the Company has been able to implement cost cutting measures that have reduced the expected cost to support certain of its remaining physician group customers. As a result of these actions, the Company has reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. The Company will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to the Company. Additionally, the Company determined that one large fixed fee implementation project would require a greater effort than previously estimated. As a result, the Company accrued an additional $1.1 million and $3.9 million loss on contract charges to cost of revenue in the first and second quarters of 2004, respectively. The Company believes that this fixed fee implementation will be completed by year-end 2004.

The following table summarizes the activities in the Company’s loss on contracts reserves (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contract charges, December 31, 2003	$11,271	$3,680	$14,951
(Reversal of previously accrued) additional loss on contract charges	(1,000)	1,057	57
Net loss on contracts applied against accrual	(370)	(2,480)	(2,850)

Accrued loss on contracts, March 31, 2004	9,901	2,257	12,158
(Reversal of previously accrued) additional loss on contract charges	(4,886)	3,931	(955)
Net loss on contracts applied against accrual	(705)	(4,231)	(4,936)

Accrued loss on contracts, June 30, 2004	$4,310	$1,957	$6,267

9. Acquisitions

On April 26, 2004, the Company acquired all of the issued and outstanding shares of Diogenes, Inc. (“Diogenes”). Diogenes develops and markets transaction-messaging software, which provides EDI-class transaction processing across the Internet. This software is used for handling healthcare claims and other business transactions. As of June 30, 2004, the estimated fair market valuation had not yet been finalized. Once the Company receives a final valuation in the third quarter of 2004, the estimated purchase price will be adjusted and the allocation between goodwill and intangible assets will be recorded. In addition to the closing considerations, former shareholders of Diogenes will receive a payment of up to a maximum of $3.5 million on the first anniversary of the closing date, which will be paid in either cash or the Company’s common stock, at the option of the Company. Of the $3.5 million, a minimum of $1.9 million was determined to be a guaranteed payment and was recorded as part of the purchase price in the second quarter of 2004. The remaining $1.6 million is contingent upon certain earnings performance targets. The estimated purchase price recorded in the second quarter of 2004 was approximately $5.0 million, which consisted of cash payments of $2.2 million, assumed liabilities of $433,000, additional minimum future payments of $1.9 million, and acquisition-related costs of $458,900. The purchase price will be finalized at the time any additional considerations have been determined beyond a reasonable doubt. The Company has also determined that pro forma results prior to the acquisition were not significant.

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

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K under the caption “Risk Factors”: (i) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate; (ii) our sales cycles are long and unpredictable, (iii) we have a history of operating losses and we cannot predict if we will be able to sustain profitability in the future, (iv) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (v) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (vi) we are growing rapidly, and our inability to manage this growth could harm our business, (vii) our acquisition strategy may disrupt our business and require additional financing, (viii) our need for additional financing is uncertain as is our ability to raise capital if required, (ix) our business will suffer if our software products contain errors, (x) we could lose customers and revenue, and could be subject to significant damages, if we fail to meet the performance standards, disaster recovery commitments or other provisions in our contracts, (xi) if our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results, (xii) performance or security problems with our systems could damage our business, (xiii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xiv) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xv) any failure or inability to protect our technology and confidential information could adversely affect our business, (xvi) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xvii) if we fail to meet the changing demands of technology, we may not continue to be able to compete successfully with other providers of software applications, (xviii) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (xix) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xx) consolidation of healthcare payer organizations could decrease the number of our existing and potential customers, (xxi) changes in government regulation of the healthcare industry could adversely affect our business and (xxii) part of our business is subject to government regulation relating to the Internet that could impair our operations. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary software, including our proprietary Facets®, QicLink™, NetworX Pricer™ and NetworX Modeler™ enterprise systems; outsourced business services, including software hosting business process management; and consulting services. We provide products and services for three healthcare markets: health plans (payers), benefits administrators and physician groups (providers). For the second quarter ended June 30, 2004, these markets represented 82%, 16%, and 2% of our total revenue, respectively. As of June 30, 2004, we served approximately 382 customers.

We measure financial performance by monitoring backlog and bookings, recurring revenue and non-recurring revenue, gross profit, and net income (loss). Total revenue for the second quarter of 2004 was $67.5 million compared to $77.7 million for the same period in 2003. Recurring revenue for the second quarter of 2004 was $41.6 million compared to $40.7 million for the same period in 2003. Non-recurring revenue for the second quarter of 2004 was $25.9 million compared to $37.1 million for the same period in 2003. Bookings in the second quarter of 2004 were $120.5 million compared to $83.6 million for the same period in 2003. Backlog at June 30, 2004 was $566.9 million compared to $613.9 million at June 30, 2003. Gross profit was $24.3 million in the second quarter of 2004 compared to $24.0 million for the same period in 2003. Net income in the second quarter of 2004 was $431,000 compared to a net loss of $1.4 million for the same period in 2003.

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

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. We received Altius’ notice to terminate our services agreement effective May 31, 2004.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2004, approximately 63% of our total revenue was recurring and 37% was non-recurring.

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

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on hours incurred to date compared to total estimated hours to complete. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We recognize the revenue for the hardware and software included in these fees over the estimated useful life of the hardware or software, respectively. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed and collection is reasonably assured.

Up-front Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of June 30, 2004 were $863,000.

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

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue in the fourth quarter of 2003. As a result of our discussions and negotiations with our remaining physician group customers, we have been able to accelerate the termination of our services agreements with certain of these customers. In addition, during the second quarter of 2004, we have been able to implement cost cutting measures that have reduced the expected cost to support certain of our remaining physician group customers. As a result of these actions, we have reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contract charges to cost of revenue. We will continue to assess this accrual on a quarterly basis to reflect the latest status of these customer agreements known to us.

Additionally, we negotiated a settlement in December 2003 regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. Subsequently, we determined that the implementation project would require a greater effort than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million in loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. We believe that this fixed fee implementation will be completed by year-end 2004.

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

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and six months ended June 30, 2004 and 2003, respectively, is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2004		2003		2004		2003
Revenue by customer type:
Health plans	$55,401	82%	$63,514	82%	$107,848	81%	$117,553	80%
Benefits administration	10,769	16%	11,493	15%	21,721	16%	24,260	16%
Provider	1,347	2%	2,717	3%	3,698	3%	5,837	4%

Total revenue	$67,517	100%	$77,724	100%	$133,267	100%	$147,650	100%

Revenue mix:
Recurring revenue
Outsourced business services	$24,950	60%	$24,728	61%	$51,444	61%	$48,216	60%
Software maintenance	16,653	40%	15,934	39%	32,461	39%	31,739	40%

Recurring revenue total	41,603	100%	40,662	100%	83,905	100%	79,955	100%

Non-recurring revenue
Software license fees	9,764	38%	13,091	35%	21,065	43%	25,048	37%
Consulting services	15,821	61%	23,971	65%	27,653	56%	42,647	63%
Other non-recurring revenue	329	1%	—	—%	644	1%	—	—%

Non-recurring revenue total	25,914	100%	37,062	100%	49,362	100%	67,695	100%

Total revenue	$67,517		$77,724		$133,267		$147,650

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

Our 12-month and total backlog data are as follows (in thousands):

	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
Twelve-month backlog:
Recurring revenue backlog	$145,200	$152,500	$158,100	$161,600	$160,000
Software backlog (non-recurring revenue)	19,300	9,100	11,900	12,900	22,700

Total	$164,500	$161,600	$170,000	$174,500	$182,700

Total backlog:
Recurring revenue backlog	$544,800	$499,800	$483,600	$580,000	$586,200
Software backlog (non-recurring revenue)	22,100	9,100	12,600	14,100	27,700

Total	$566,900	$508,900	$496,200	$594,100	$613,900

Total bookings equal the estimated total dollar value of the contracts signed in the quarter. Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force. Included in quarterly bookings are maintenance revenue with estimated terms of three to five years, and hosting and other services revenue up to seven years. Bookings for each of the quarters are as follows (in thousands):

	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
Quarterly Bookings	$120,500	$81,000	$48,800	$37,400	$83,600

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

Revenue. Total revenue decreased $10.2 million, or 13%, from $77.7 million in the second quarter of 2003 to $67.5 million for the same period in 2004. The overall decrease primarily resulted from our consulting services, software license sales, the wind-down of our provider group business, the termination of our services for Altius, and the elimination of our hosting and business process management services on certain competitive software platforms. This was offset in part by organic growth in our outsourced business services for benefits administration and Facets® health plan customers, a net increase in software maintenance revenue, and other non-recurring revenue.

Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue in the second quarter of 2004 increased $941,000 or 2%, to $41.6 million from $40.7 million for the same period in 2003. Outsourced business services revenue increased $222,000 as the result of (i) an increase from our benefits administration customers of $2.3 million primarily from new business process management and hosted QicLink contracts, in addition to an increase in transaction processing from our existing customers, (ii) an increase of $808,000 due to an increase in membership from our existing hosted Facets® health plan customers, in addition to new Facets® health plan customers going live in late 2003, (iii) a decrease of $1.4 million related to the wind down of our provider group business, (iv) a decrease of $1.2 million resulting from the termination of our services for Altius, and (v) a decrease of $288,000 from the elimination of our hosting and business process management services on certain competitive software platforms. The remaining increase of $719,000 was attributed to a $1.2 million increase in software maintenance revenue from our Facets® health plans customers resulting from annual rate increases, offset by a decrease of $487,000 in software maintenance from our benefits administration customers.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue decreased $11.2 million, or 30%, from $37.1 million in the second quarter of 2003 to $25.9 million for the same period in 2004. Consulting services decreased $8.2 million resulting primarily to a $6.7 million decrease in health plan consulting services and a $1.5 million decrease in benefits administration consulting services. The decrease in consulting services is due primarily to fewer implementation sales in late 2003 and early 2004, in addition to having our consulting resources committed to fixed fee implementations. The remaining decrease of $3.0 million in non-recurring revenue is the result of (i) a $3.3 million decrease in software license sales related primarily to a $2.2 million decrease in health plan software and a $1.1 million decrease in benefits administration software, and (ii) an increase of $329,000 in termination fees.

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

Cost of Revenue. Cost of revenue decreased $10.5 million, or 20%, from $53.7 million in the second quarter of 2003 to $43.2 million for the same period in 2004. Of this decrease, $681,000 related to recurring cost of revenue, $8.9 million related to non-recurring cost of revenue, and $955,000 represents a net decrease in loss on contracts. The decrease in recurring cost of revenue of $681,000 resulted from (i) reduced costs of $1.3 million associated with the termination of our services for Altius, (ii) a $705,000 decrease due to the reclassification of net loss from the provider business applied against the accrued loss on contracts recorded in the fourth quarter of 2003, and (iii) a net increase of $1.3 million in costs to support additional outsourced business services. The decrease in non-recurring cost of revenue of $8.9 million resulted from (i) a $4.2 million decrease due to the reclassification of net loss from a fixed fee implementation project applied against the accrued loss on contracts recorded in the fourth quarter of 2003, (ii) $3.7 million reduced costs to support our consulting services business, which includes significantly reduced third party contractor costs, due primarily to fewer implementation projects in the second quarter of 2004 compared to the same period in 2003, and (iii) a $1.0 million decrease in salaries and related expenses due to cost containment efforts. The $955,000 net decrease in loss on contracts was the result of a $4.9 million reversal of previously reserved loss on contracts charges due to accelerated termination of certain physician group contracts and the reduction of costs to support remaining contracts, offset in part by an additional $3.9 million loss on contracts charge incurred in the second quarter of 2004 due to additional hours required to complete a fixed fee implementation. As a percentage of total revenue, cost of revenue approximated 64% in the second quarter of 2004 and 69% for the same period in 2003. Cost of revenue in the second quarter of 2004 and 2003 included approximately zero and $191,000 of amortization of deferred stock compensation, respectively.

Research and Development (R&D) Expenses. R&D expenses in the second quarter of 2004 increased $1.6 million, or 25%, to $7.9 million from $6.3 million for the same period in 2003. This increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 12% in the second quarter of 2004 and 8% for the same period in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.2 million in the second quarter of 2004 and $3.4 million for the same period in 2003), was 79% in the second quarter of 2004 and 65% for the same period in 2003. R&D expenses in the second quarter of 2004 and 2003 included approximately $6,000 and $58,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $810,000, or 5%, from $15.3 million in the second quarter of 2003 to $14.4 million for the same period in 2004. The decrease is due primarily to the reversal of a $1.1 million note receivable reserve for which payment was collected in the second quarter of 2004. This was offset in part by severance payments of $306,000 paid in the second quarter of 2004 related to cost containment efforts. As a percentage of total revenue, selling, general and administrative expenses approximated 21% in the second quarter of 2004 and 20% for the same period in 2003. Selling, general and administrative expenses in the second quarter of 2004 and 2003 included approximately $99,000 and $346,000 of amortization of deferred stock compensation, respectively.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $2.1 million, or 65%, from $3.3 million in the second quarter of 2003 to $1.2 million for the same period in 2004 as a result of the amortization of Facets® completed technology which ended in the third quarter of 2003, offset by the amortization of Diogenes intangible assets. The Diogenes intangible assets recorded in the second quarter of 2004 was $4.6 million and is being amortized over an estimated period of 60 months. Once the final valuation is received in the third quarter of 2004, we will adjust amortization expense accordingly. Future amortization expense relating to existing intangible assets is expected to be as follows (in thousands):

For the six months ending December 31, 2004	$2,353
For the years ending December 31,
2005	3,123
2006	917
2007	902
2008	902
2009	300

Total	$8,497

Interest Income. Interest income decreased $209,000, or 69%, from $301,000 in the second quarter of 2003 to $92,000 for the same period in 2004. The decrease is due primarily to lower account balances on our investment accounts and lower interest rates on our operating account in the second quarter of 2004 compared to the same period in 2003.

Interest Expense. Interest expense decreased $163,000, or 34%, from $487,000 in the second quarter of 2003 to $324,000 for the same period in 2004. The decrease relates primarily to lower balances on our capital leases and notes payable, including our secured term note, in addition to lower interest rates on our revolving credit facility in the second quarter of 2004 compared to the same period in 2003.

Provision for Income Taxes. Provision for income taxes was $200,000 in the second quarter of 2004 compared to $345,000 for the same period in 2003. The decrease in tax expense is principally due to a decrease in state income taxes in the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenue. Total revenue decreased $14.4 million, or 10%, from $147.7 million in the first six months of 2003 to $133.3 million for the same period in 2004. The overall decrease primarily resulted from our consulting services, software license sales, the wind-down of our provider group business, and the elimination of our hosting and business process management services on certain competitive software platforms. This was offset in part by organic growth in our outsourced business services for benefits distraction and Facets® health plan customers, a net increase in software maintenance revenue, and other non-recurring revenue.

Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue in the first six months of 2004 increased $3.9 million or 5%, to $83.9 million from $80.0 million for the same period in 2003. Outsourced business services revenue increased $3.2 million as the result of (i) an increase from our benefits administration customers of $4.4 million primarily from new business process management and hosted QicLink contracts, in addition to an increase in transaction processing from our existing customers, (ii) a net increase of $1.9 million due to an increase in membership from our existing hosted Facets® health plan customers, in addition to new Facets® health plan customers going live in late 2003, (iii) a decrease of $2.4 million related to the wind down of our provider group business, and (iv) a decrease of $711,000 from the elimination of our hosting and business process management services on certain competitive software platforms. The remaining increase of $722,000 was attributed to a $1.5 million increase in software maintenance revenue from our Facets® health plans customers resulting from annual rate increases, offset by a decrease of $757,000 in software maintenance from our benefits administration customers.

Non-recurring revenue includes software license sales, consulting services and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue decreased $18.3 million, or 27%, from $67.7 million in the first six months of 2003 to $49.4 million for the same period in 2004. Consulting services decreased $15.0 million resulting primarily to a $12.0 million decrease in health plan consulting services, a $2.9 million decrease in benefits administration consulting services, and a $108,000 decrease in physician group consulting services. The decrease in consulting services is due primarily to fewer implementation sales in late 2003 and early 2004, in addition to having our consulting resources committed to a fixed fee implementation. The remaining decrease of $3.3 million in non-recurring revenue is the result of (i) a $4.0 million decrease in software license sales related primarily to a $1.5 million decrease in health plan software and a $2.5 million decrease in benefits administration software, and (ii) an increase of $644,000 in termination fees.

Cost of Revenue. Cost of revenue decreased $11.8 million, or 12%, from $102.5 million in the first six months of 2003 to $90.7 million for the same period in 2004. Of this decrease, $13.9 million related to non-recurring cost of revenue and $898,000 represents a net decrease in loss on contracts, offset by an increase of $3.0 million in recurring cost of revenue. The decrease in non-recurring cost of revenue of $13.9 million resulted from (i) a $6.7 million decrease due to the reclassification of net loss from a fixed fee implementation project applied against the accrued loss on contracts recorded in the fourth quarter of 2003, (ii) $6.0 million reduced costs to support our consulting services business, which includes significantly reduced third party contractor costs, due primarily to fewer implementation projects in the first six months of 2004 compared to the same period in 2003, and (iii) a $1.2 million decrease in salaries and related expenses due to cost containment efforts. The $898,000 net decrease in loss on contracts was the result of a $5.9 million reversal of previously reserved loss on contracts charges due to accelerated termination of certain physician group contracts and the reduction of costs to support remaining contracts, offset in part by an additional $5.0 million loss on contracts charge incurred in the second quarter of 2004 due to additional hours required to complete a fixed fee implementation. The increase in recurring cost of revenue of $3.0 million resulted from (i) $5.0 million in costs to support additional outsourced business services, (ii) reduced costs of $1.0 million associated with the termination of our services for Altius, and (iii) a $1.0 million decrease due to the reclassification of net loss from the provider business applied against the accrued loss on contracts recorded in the fourth quarter of 2003. As a percentage of total revenue, cost of revenue approximated 68% in the first six months of 2004 and 69% for the same period in 2003. Cost of revenue in the first six months of 2004 and 2003 included approximately $4,000 and $390,000 of amortization of deferred stock compensation, respectively.

Research and Development (R&D) Expenses. R&D expenses in the first six months of 2004 increased $2.8 million, or 23%, to $15.0 million from $12.2 million for the same period in 2003. This increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in the first six months of 2004 and 8% for the same period in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $4.6 million in the first six months of 2004 and $5.8 million for the same period in 2003), was 76% in the first six months of 2004 and 68% for the same period in 2003. R&D expenses in the first six months of 2004 and 2003 included approximately $12,000 and $124,000 of amortization of deferred stock compensation, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $752,000, or 3%, from $29.3 million in the first six months of 2003 to $28.5 million for the same period in 2004. The decrease is due primarily to the reversal of a $1.1 million note receivable reserve for which payment was collected in the second quarter of 2004. This was offset in part by severance payments of $445,000 paid in the first six months of 2004 related to cost containment efforts. As a percentage of total revenue, selling, general and administrative expenses approximated 21% in the first six months of 2004 and 20% for the same period in 2003. Selling, general and administrative expenses in the first six months of 2004 and 2003 included approximately $201,000 and $671,000 of amortization of deferred stock compensation, respectively.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $4.5 million, or 68%, from $6.6 million in the first six months of 2003 to $2.1 million for the same period in 2004 as a result of the amortization of Facets® completed technology which ended in the third quarter of 2003, offset by the amortization of Diogenes intangible assets.

Interest Income. Interest income decreased $357,000, or 58%, from $618,000 in the first six months of 2003 to $261,000 for the same period in 2004. The decrease is due primarily to lower account balances on our investment accounts and lower interest rates on our operating account in the first six months of 2004 compared to the same period in 2003.

Interest Expense. Interest expense decreased $296,000, or 29%, from $1.0 million in the first six months of 2003 to $736,000 for the same period in 2004. The decrease relates primarily to lower balances on our capital leases and notes payable, including our secured term note, in addition to lower interest rates on our revolving credit facility.

Provision for Income Taxes. Provision for income taxes was $400,000 in the first six months of 2004 compared to $645,000 for the same period in 2003. The decrease in tax expense is principally due to a decrease in state income taxes in the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of June 30, 2004, we had cash, cash equivalents and short-term investments totaling $65.6 million, including $1.5 million in restricted cash.

Cash provided by operating activities in the first six months of 2004 was $2.1 million. Net cash provided during this period resulted from net loss of $3.9 million and approximately $3.6 million in other net changes in operating asset and liability accounts, offset by $9.6 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, and the loss on contracts. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year. We currently have net operating loss (“NOLs”) carryforwards of $81.1 million, which are fully reserved for on our balance sheet and will be applied against future taxable income. The utilization of these NOLs positively impacts net cash provided by operating activities by reducing our current cash tax payments.

Cash used by investing activities of $9.4 million in the first six months of 2004 was primarily the result of $4.6 million in capitalization of software development costs, our purchase of $1.5 million in property and equipment and software licenses, the net sale of $1.3 million in short-term investments, and a net $2.0 million payment for the acquisition of Diogenes.

Cash used in financing activities of $4.7 million in the first six months of 2004 was primarily the result of payments made on our notes payable and capital lease obligations of $3.2 million and the payment of $3.8 million on our term note, offset by proceeds of $1.1 million from new debt financing and $1.1 million from the issuance of common stock related to employee exercises of stock and purchase of common stock.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of June 30, 2004, we had outstanding borrowing on the revolving credit facility of $20.0 million. As of June 30, 2004, we were in compliance with all of the covenants under the revolving credit facility.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. As of June 30, 2004, we had outstanding borrowings on the Secured Term Note of $5.6 million. Quarterly payments of $1.875 million are due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.75 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of June 30, 2004, we were in compliance with all of the covenants under the revolving credit facility.

As of June 30, 2004, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $361,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term and long-term debt	$8,674	$6,699	$1,975	$—	$—
Capital lease obligations	7,601	4,843	2,758	—	—
Operating leases	52,221	11,384	19,303	10,814	10,720
Other obligations	11,505	8,838	2,667	—	—

Total contractual obligations	$80,001	$31,764	$26,703	$10,814	$10,720

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Line of credit	$20,000	$20,000	$—	$—	$—
Standby letters of credit	1,093	803	290	—	—
Credit reserve	361	361	—	—	—

Total other commercial commitments	$21,454	$21,164	$290	$—	$—

Other obligations include a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement. Payment will be made in 12 equal monthly installments, which will begin upon the go-live date of the customer’s hosting services agreement estimated to be either late 2004 or early 2005. The $8.0 million payment will be amortized equally over the term of the contract as a reduction to revenue. The hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination. In addition, other obligations include a $3.5 million deferred payment to be paid to the former shareholders of Diogenes, of which $1.9 million was determined to be a guaranteed payment and was recorded as part of the purchase price in the second quarter of 2004. The remaining $1.6 million is contingent upon certain earnings performance targets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2004, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the borrower’s option, and is payable monthly in arrears. The revolving credit facility expires in December 2004. As of June 30, 2004, we had outstanding borrowings on the revolving line of credit of $20.0 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of June 30, 2004, we had outstanding borrowings on the Secured Term Note of $5.6 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2004, we had outstanding borrowings of $2.3 million.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates.

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

In the first quarter of 2004, we implemented a new ERP information system to manage our financial information and business operations and are in the process of enhancing this new system, including its reporting capabilities.

There have been no changes in our internal control over financial reporting that occurred during the first six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 13, 2004. At the Annual Meeting, the Company’s stockholders: (a) elected three Class II Directors with terms expiring at the 2007 Annual Meeting of Stockholders; (b) approved the amendment and restatement of the Company’s 1998 Stock Option Plan, which is now known as the 1998 Long-Term Incentive Plan; and (c) ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2004.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2006, and two Class III Directors, having terms expiring in 2005, continued in office.

The following sets forth the results of voting at the Annual Meeting:

	For	Against	Abstentions	Broker Non-Votes
Matters
Election of Directors*
For a term expiring at the Annual Meeting of Stockholders in 2007
Lois A. Evans	39,343,830	4,191,333	*	*
Thomas B. Johnson	40,811,819	2,723,344	*	*
David M. Thomas	35,532,724	8,002,439	*	*
Approval of amendment and restatement of 1998 Stock Option Plan	26,369,768	8,441,219	2,389,424	6,334,752
Ratification of Ernst & Young LLP as Independent Auditors for 2004	43,105,572	427,950	1,641	0

*	With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For All” or “Withhold Authority”, or to vote “For All Except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withhold Authority” and for named exceptions.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Restricted Stock Agreement between TriZetto and Certain Employees

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 6, 2004	By:	/s/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of Restricted Stock Agreement between TriZetto and Certain Employees

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002