Form 10-Q
period 2004-09-30
TRIZETTO GROUP INC
filed 2004-11-09
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, 47,500,233 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,163	$56,026
Short-term investments	10,343	18,843
Restricted cash	1,454	1,478
Accounts receivable, net	49,766	37,349
Prepaid expenses and other current assets	8,643	7,592

Total current assets	112,369	121,288
Property and equipment, net	32,394	41,124
Capitalized software development costs, net	27,792	25,479
Goodwill	37,646	37,579
Other intangible assets, net	7,454	6,040
Other assets	1,379	1,798

Total assets	$219,034	$233,308

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term notes payable and line of credit	$24,429	$29,742
Capital lease obligations	4,721	5,178
Accounts payable	10,880	11,483
Accrued liabilities	29,334	33,379
Deferred revenue	24,598	23,422

Total current liabilities	93,962	103,204
Long-term notes payable	1,899	2,138
Capital lease obligations	2,579	5,017
Deferred revenue	332	832
Other long-term liabilities	3,135	8,594

Total liabilities	101,907	119,785

Commitments and contingencies
Stockholders’ equity:
Common stock	47	47
Additional paid-in capital	405,189	402,702
Deferred stock compensation	(1,813)	(863)
Accumulated deficit	(286,296)	(288,363)

Total stockholders’ equity	117,127	113,523

Total liabilities and stockholders’ equity	$219,034	$233,308

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Recurring revenue	$36,657	$40,496	$120,562	$120,451
Non-recurring revenue	30,350	35,522	79,712	103,217

Total revenue	67,007	76,018	200,274	223,668

Cost of revenue:
Recurring revenue	23,299	28,862	84,537	87,082
Non-recurring revenue	12,662	24,889	43,019	69,192

	35,961	53,751	127,556	156,274

Recurring revenue – loss on contracts	—	—	(5,886)	—
Non-recurring revenue – loss on contracts	—	—	4,988	—

	—	—	(898)	—

Total cost of revenue	35,961	53,751	126,658	156,274

Gross profit	31,046	22,267	73,616	67,394

Operating expenses:
Research and development	7,354	6,334	22,343	18,542
Selling, general and administrative	16,155	11,172	44,658	40,427
Amortization of other intangible assets	976	3,324	3,087	9,957

Total operating expenses	24,485	20,830	70,088	68,926

Income (loss) from operations	6,561	1,437	3,528	(1,532)
Interest income	145	155	406	773
Interest expense	(311)	(483)	(1,047)	(1,515)

Income (loss) before provision for income taxes	6,395	1,109	2,887	(2,274)
Provision for income taxes	(420)	(479)	(820)	(1,124)

Net income (loss)	$5,975	$630	$2,067	$(3,398)

Net income (loss) per share:
Basic	$0.13	$0.01	$0.04	$(0.07)

Diluted	$0.12	$0.01	$0.04	$(0.07)

Shares used in computing net income (loss) per share:
Basic	47,067	46,307	46,897	46,066

Diluted	48,396	47,955	48,212	46,066

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,067	$(3,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	(1,772)	(1,404)
Amortization of deferred stock compensation	370	1,621
Depreciation and amortization	15,497	13,179
Amortization of other intangible assets	3,087	9,957
Issuance of stock in connection with a prior acquisition	—	37
Loss on sale of property and equipment	—	19
Loss on contracts	(898)	—
Changes in assets and liabilities:
Restricted cash	24	5,000
Accounts receivable	(10,750)	1,870
Prepaid expenses and other current assets	(1,716)	1,960
Income tax receivable	428	—
Notes receivable	113	49
Other assets	331	150
Accounts payable	(651)	2,052
Accrued liabilities	(7,687)	(8,476)
Deferred revenue	562	(1,888)

Net cash (used in) provided by operating activities	(995)	20,728

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	8,500	4,735
Purchase of property and equipment and software licenses	(5,121)	(11,543)
Capitalization of software development costs	(6,829)	(9,438)
Purchase of intangible assets	—	(550)
Acquisitions, net of cash acquired	(2,138)	—

Net cash used in investing activities	(5,588)	(16,796)

Cash flows from financing activities:
Proceeds from (payments on) revolving line of credit, net	—	8,296
Proceeds from debt financing	1,110	2,215
Proceeds from capital leases	1,010	4,356
Payments on notes payable	(1,037)	(2,199)
Payments on term note	(5,625)	(3,750)
Payments on capital leases	(3,905)	(3,779)
Payments on equipment line of credit	—	(155)
Repurchase of common stock	—	(136)
Employee exercise of stock options and purchase of common stock	1,167	1,023

Net cash (used in) provided by financing activities	(7,280)	5,871

Net (decrease) increase in cash and cash equivalents	(13,863)	9,803
Cash and cash equivalents, beginning of period	56,026	46,833

Cash and cash equivalents, end of period	$42,163	$56,636

See accompanying notes.

The TriZetto Group, Inc. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 25, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
BASIC AND DILUTED:
Net income (loss)	$5,975	$630	$2,067	$(3,398)

Weighted average shares outstanding (basic)	47,067	46,307	46,897	46,066
Effect of dilutive securities:
Unvested common shares outstanding	317	273	235	—
Stock options	1,012	1,375	1,080	—

Adjusted weighted average shares for diluted EPS	48,396	47,955	48,212	46,066

Basic earnings per share	$0.13	$0.01	$0.04	$(0.07)

Diluted earnings per share	$0.12	$0.01	$0.04	$(0.07)

If the Company had reported net income in the nine months ended September 30, 2003, additional common share equivalents of 1,195,166 would have been included in the denominator for diluted net loss per share in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such date.

3. Stock-based Compensation

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. The Company accounts for stock options granted under these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of zero and $9,000 for the three months ended September 30, 2004 and 2003, respectively, and zero and $267,000 for the nine months ended September 30, 2004 and 2003, respectively, are reflected in net income (loss), net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$5,975	$630	$2,067	$(3,398)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	9	—	267
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,541)	(1,119)	(3,727)	(3,773)

Pro forma net income (loss)	$4,434	$(480)	$(1,660)	$(6,904)

Net income (loss) per share
Basic, as reported	$0.13	$0.01	$0.04	$(0.07)

Diluted, as reported	$0.12	$0.01	$0.04	$(0.07)

Basic, pro forma	$0.09	$(0.01)	$(0.04)	$(0.15)

Diluted, pro forma	$0.09	$(0.01)	$(0.04)	$(0.15)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

4. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock and stock option grants. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of revenue – recurring	$—	$103	$4	$434
Cost of revenue – non-recurring	—	17	—	76
Research and development	6	57	18	181
Selling, general and administrative	147	259	348	930

Total	$153	$436	$370	$1,621

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$1,121	$1,521
Cash paid for income taxes	844	657
Assets acquired through capital lease	1,011	96
Deferred stock compensation	1,321	235

6. Notes Payables and Line of Credit

The following table is a summary of the Company’s notes payables and line of credit (in thousands):

	Notes Payable		Line of Credit
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Revolving credit facility of $20.0 million, interest at prime plus 1% (5.75% at September 30, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (5.27% at September 30, 2004) at borrower’s option, payable monthly in arrears	$—	$—	$20,000	$20,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (5.15% at September 30, 2004)	2,213	2,446	—	—
Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% (5.75% at September 30, 2004) or a fixed rate per annum equal to LIBOR plus 3.25% (5.27% at September 30, 2004) at borrower’s option, payable quarterly in arrears	3,750	9,375	—	—
Other	365	59	—	—

Total notes payable and line of credit	6,328	11,880	20,000	20,000
Less: current portion	(4,429)	(9,742)	(20,000)	(20,000)

	$1,899	$2,138	$—	$—

The Company maintains a revolving credit facility with an outstanding balance at September 30, 2004 of $20.0 million. The revolving credit facility is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each month. The revolving credit facility contains covenants to which the Company must adhere during the terms of the agreement. At September 30, 2004, the Company was in compliance with all of the covenants under the revolving credit facility.

The Company also maintains a secured term note facility with an outstanding balance at September 30, 2004 of $3.8 million. The secured term note is secured by substantially all of the Company’s tangible and intangible property. The Company has the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The secured term note contains the same covenants set forth in the revolving credit facility. At September 30, 2004, the Company was in compliance with all of the debt covenants under the secured term note.

7. Income Taxes

The Company accounts for income taxes under the liability method. The Company’s income tax expense was $820,000 and $1.1 million for the nine month periods ended September 30, 2004 and 2003, respectively. The Company’s effective tax rate was 28.4% for the nine month period ended September 30, 2004. The effective tax rate for the nine month period ended September 30, 2003 represented a negative amount. The effective tax rates were lower than the 34% federal statutory rate primarily due to changes in the valuation allowance and current state income tax expense.

8. Restructuring and Impairment Charges

As a result of the Company’s decision in the fourth quarter of 2003 to exit its outsourcing services to physician groups and to discontinue its outsourcing services to certain non-Facets® payer customers, the Company estimated that its future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

9. Loss on Contracts

During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to exit its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

As a result of its discussions and negotiations with its remaining physician group customers, the Company has been able to accelerate the termination of its services agreements with certain of these customers. In addition, the Company has been able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of its remaining physician group customers. As a result of these actions, the Company has reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. The Company will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to the Company.

Additionally, the Company determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $1.1 million and $3.9 million loss on contract charges to cost of revenue in the first and second quarters of 2004, respectively. This fixed fee implementation is expected to be completed by year-end 2004.

The following table summarizes the activities in the Company’s loss on contracts reserves (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contract charges, December 31, 2003	$11,271	$3,680	$14,951
(Reversal of previously accrued) additional loss on contract charges	(1,000)	1,057	57
Net loss on contracts applied against accrual	(370)	(2,480)	(2,850)

Accrued loss on contracts, March 31, 2004	9,901	2,257	12,158
(Reversal of previously accrued) additional loss on contract charges	(4,886)	3,931	(955)
Net loss on contracts applied against accrual	(705)	(4,231)	(4,936)

Accrued loss on contracts, June 30, 2004	4,310	1,957	6,267
(Reversal of previously accrued) additional loss on contract charges	—	—	—
Net loss on contracts applied against accrual	(258)	(1,777)	(2,035)

Accrued loss on contracts, September 30, 2004	$4,052	$180	$4,232

10. Acquisitions

On April 26, 2004, the Company acquired all of the issued and outstanding shares of Diogenes, Inc. (“Diogenes”). Diogenes develops and markets transaction-messaging software, which provides EDI-class transaction processing across the Internet. This software is used for handling healthcare claims and other business transactions. As of September 30, 2004, the estimated fair market valuation had not yet been finalized. Once the Company receives a final valuation in the fourth quarter of 2004, the estimated purchase price will be adjusted and the final allocation between goodwill and intangible assets will be recorded. In addition to the closing considerations, former shareholders of Diogenes will receive a payment of up to a maximum of $3.5 million on the first anniversary of the closing date, which will be paid in either cash or the Company’s common stock, at the option of the Company. Of the $3.5 million, a minimum of $1.9 million was determined to be a guaranteed payment and was recorded as part of the purchase price in the second quarter of 2004. The remaining $1.6 million is contingent upon certain earnings performance targets. The estimated purchase price as of September 30, 2004 was approximately $5.0 million, which consisted of cash payments of $2.2 million, assumed liabilities of $433,000, additional minimum future payments of $1.9 million, and acquisition-related costs of $458,900. The purchase price will be finalized at the time any additional considerations have been determined beyond a reasonable doubt. The Company has also determined that pro forma results prior to the acquisition were not significant.

11. Litigation

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between the Company and Associated Third Party Administrators (“ATPA”), a former QicLink™ customer. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. The accompanying balance sheet as of September 30, 2004 includes a reserve of approximately $1.85 million, representing the Company’s estimated liability for this matter.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company has made, used, offered for sale and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement. Although the complaint was recently filed, the Company believes that the lawsuit is without merit and will aggressively defend itself against these allegations.

In addition to the matters described above, the Company, from time to time, may be involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, the Company believes that as of September 30, 2004, it was not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, cash flows, or financial position.

12. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

We offer a broad portfolio of healthcare information technology products and services that can be provided individually or combined to create a comprehensive solution. Focused exclusively on healthcare, we offer: proprietary software, including Facets Extended Enterprise™, QicLink™, HealthWeb® Suite, NetworX Pricer™, NetworX Modeler™, CareAdvance™ Enterprise, and DirectLink™, outsourced business services, including software hosting and business process management; and consulting services. We provide these products and services for three healthcare markets: health plans and benefits administrators (payers) and physician groups (providers). For the third quarter ended September 30, 2004, these markets represented 81%, 18%, and 1% of our total revenue, respectively. As of September 30, 2004, we served approximately 361 customers.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the third quarter of 2004 was $67.0 million compared to $76.0 million for the same period in 2003. Recurring revenue for the third quarter of 2004 was $36.7 million compared to $40.5 million for the same period in 2003. Non-recurring revenue for the third quarter of 2004 was $30.4 million compared to $35.5 million for the same period in 2003. Bookings in the third quarter of 2004 were $75.0 million compared to $37.4 million for the same period in 2003. Backlog at September 30, 2004 was $586.6 million compared to $594.1 million at September 30, 2003. Gross profit was $31.0 million in the third quarter of 2004 compared to $22.3 million for the same period in 2003. Net income in the third quarter of 2004 was $6.0 million compared to a net income of $630,000 for the same period in 2003. These quarterly financial comparisons are further explained in the section below, “Results of Operations.”

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

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. We have terminated our services agreement with Altius effective May 31, 2004.

In late 2003, a management decision was made to exit certain non-strategic and less profitable lines of business. This decision included exiting our physician group business, as well as the planned elimination of our hosting and business process management services for two competing third-party software platforms. We continue to make progress in accelerating the termination of our services to our physician group customers. We have reached termination agreements with all of these customers, except for two. We are negotiating termination agreements with these two customers and expect to reverse a portion of the accrual for loss on contracts if either of these termination agreements is executed. Our hosting and business process management services for two competing third-party software platforms are winding down significantly and we expect to fully exit this service by year-end.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front fees;

•	Allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Restructuring and impairment charges;

•	Impairment of goodwill and other intangible assets;

•	Litigation accruals; and

•	Bonus accruals.

This is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K as filed with the SEC on February 25, 2004.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2004, approximately 60% of our total revenue was recurring and 40% was non-recurring.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated hours to complete. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed and collection is reasonably assured.

Up-front Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of September 30, 2004 were $801,400.

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

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to exit our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue in the fourth quarter of 2003. As a result of our discussions and negotiations with our remaining physician group customers, we have been able to accelerate the termination of our services agreements with certain of these customers. In addition, we have been able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of our remaining physician group customers. As a result of these actions, we have reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contract charges to cost of revenue. We will continue to assess this accrual on a quarterly basis to reflect the latest status of these customer agreements known to us.

Additionally, we negotiated a settlement in December 2003 regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. Subsequently, we determined that the implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million in loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. We believe that this fixed fee implementation will be completed by year-end 2004. Anticipated losses on fixed price contracts are recognized in the period when they become known.

Restructuring and Impairment Charges. As a result of our decision in the fourth quarter of 2003 to exit our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® health plan customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

Impairment of Goodwill and Other Intangible Assets. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002. We performed our annual impairment test on March 31, 2004, and this test did not reveal any further indications of impairment.

Litigation Accruals. Pending unsettled lawsuits involve complex questions of fact and law and may require expenditure of significant funds. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require us to incur settlement payments and costs.

Although management believes that the outcome of outstanding legal proceedings, claims and litigation involving the Company, its subsidiaries, directors and/or officers will not have a material adverse effect on our business, results of operations and financial condition taken as a whole, the results of litigation are inherently uncertain, and material adverse outcomes are possible.

In the period in which a new legal case arises, an expense will be accrued if the settlement amount is probable and can be reasonably estimated. On a quarterly basis, we review and analyze the adequacy of our accruals for each individual case for all pending litigations. Adjustments are recorded as needed to ensure appropriate levels of reserve.

Bonus Accruals. Our corporate bonus model is designed to project the level of funding required under the corporate bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the corporate bonus program is based on the Company meeting certain financial objectives, such as revenue and earnings per share. The expense related to the corporate bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The corporate bonus model is analyzed on a quarterly basis to identify any necessary adjustments to the accrual in order to ensure appropriate funding for year-end.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Revenue by customer type:
Health plans	$54,408	81%	$63,037	83%	$162,256	81%	$180,590	81%
Benefits administration	11,862	18%	10,567	14%	33,583	17%	34,827	15%
Provider	737	1%	2,414	3%	4,435	2%	8,251	4%

Total revenue	$67,007	100%	$76,018	100%	$200,274	100%	$223,668	100%

Revenue mix:
Recurring revenue
Outsourced business services	$19,195	52%	$25,017	62%	$70,639	59%	$73,233	61%
Software maintenance	17,462	48%	15,479	38%	49,923	41%	47,218	39%

Recurring revenue total	36,657	100%	40,496	100%	120,562	100%	120,451	100%

Non-recurring revenue
Software license fees	14,926	49%	10,593	30%	35,991	45%	35,641	35%
Consulting services	15,226	50%	21,816	61%	42,879	54%	64,463	62%
Other non-recurring revenue	198	1%	3,113	9%	842	1%	3,113	3%

Non-recurring revenue total	30,350	100%	35,522	100%	79,712	100%	103,217	100%

Total revenue	$67,007		$76,018		$200,274		$223,668

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance with a period ranging from three to five years). We classify revenue from software license and consulting contracts as non-recurring. Such revenue is included in the backlog when the revenue from such software license or consulting contract will be recognized over a period exceeding 12 months.

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

Our 12-month and total backlog data are as follows (in thousands):

	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
12-month backlog:
Recurring revenue	$147,900	$145,200	$152,500	$158,100	$161,600
Non-recurring revenue	23,300	19,300	9,100	11,900	12,900

Total	$171,200	$164,500	$161,600	$170,000	$174,500

Total backlog:
Recurring revenue	$558,700	$544,800	$499,800	$483,600	$580,000
Non-recurring revenue	27,900	22,100	9,100	12,600	14,100

Total	$586,600	$566,900	$508,900	$496,200	$594,100

Total quarterly bookings equal the estimated total dollar value of the contracts signed in the quarter. Bookings can vary substantially from quarter to quarter, based on a number of factors, including the number and type of prospects in our pipeline, the length of time it takes a prospect to reach a decision and sign the contract, and the effectiveness of our sales force. Included in quarterly bookings are maintenance revenue and hosting and other services revenue up to seven years. Bookings for each of the quarters are as follows (in thousands):

	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
Quarterly Bookings	$75,000	$120,500	$81,000	$48,800	$37,400

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

Revenue. Total revenue decreased $9.0 million, or 12%, from $76.0 million in the third quarter of 2003 to $67.0 million for the same period in 2004. The overall decrease primarily resulted from our consulting services revenue, the scheduled termination of our services for Altius, the planned elimination of our hosting and business process management services on certain competitive software platforms, the planned exit of our provider group business, and other non-recurring revenue. This was offset in part by an increase in software license sales, organic growth in our outsourced business services for benefits administration and Facets® health plan customers, and a net increase in software maintenance revenue.

Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue decreased $3.8 million or 10%, from $40.5 million in the third quarter of 2003 to $36.7 million for the same period in 2004. This decrease was the result of a $5.8 million decrease in outsourced business services, offset by an increase of $2.0 million in software maintenance revenue. Outsourced business services decreased $5.8 million as the result of (i) a decrease of $5.1 million resulting from the scheduled termination of our services for Altius, (ii) a decrease of $1.3 million from the planned elimination of our hosting and business process management services on certain competing software platforms, (iii) a decrease of $1.7 million related to the planned exit of our provider group business, (iv) an increase of $581,000 from new hosted Facets® health plan customers and increased membership from existing customers, and (v) an increase from our benefits administration customers of $1.8 million from new business process management and hosted QicLink™ contracts, in addition to an increase in transaction processing from our existing customers. The increase of $2.0 million in software maintenance revenue was attributed to an increase primarily from our Facets® health plans and NetworX™ customers due to new software maintenance agreements and annual rate increases from our existing customers.

Non-recurring revenue includes software license sales, consulting services revenue and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue decreased $5.1 million, or 15%, from $35.5 million in the third quarter of 2003 to $30.4 million for the same period in 2004. This decrease was the result of a $6.5 million decrease in consulting services revenue, a $2.9 million decrease in other non-recurring revenue, and a $4.3 million increase in software license sales. Consulting services revenue decreased $6.5 million primarily related to the utilization of our consulting resources on certain fixed fee implementations during 2004. The decrease in other non-recurring revenue of $2.9 million was due primarily to termination fees and change of control fees in the third quarter of 2003. Software license sales increased $4.3 million primarily due to new sales from our health plan software.

We are continuing to penetrate larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence and business process management services. Our penetration strategy has also improved the stability and quality of our customer base. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the timing of our software and services sales.

Cost of Revenue. Cost of revenue decreased $17.8 million, or 33%, from $53.8 million in the third quarter of 2003 to $36.0 million for the same period in 2004. Of this decrease, $5.6 million related to recurring cost of revenue and $12.2 million related to non-recurring cost of revenue. The decrease in recurring cost of revenue of $5.6 million resulted from (i) reduced costs of $4.0 million associated with the scheduled termination of our services for Altius, (ii) a $2.8 million decrease related to the planned exit of our provider group business, and (iii) a net increase of $1.2 million in costs to support additional outsourced business services. The decrease in non-recurring cost of revenue of $12.2 million resulted from (i) reduced costs of $5.7 million associated with the wind-down of a certain fixed fee implementation project and (ii) a net decrease of $6.5 million in costs to support our consulting services business, which includes significantly reduced third party contractor costs. In addition, total cost of revenue benefited from reduced costs related to our cost containment efforts. As a percentage of total revenue, cost of revenue approximated 54% in the third quarter of 2004 and 71% for the same period in 2003.

Research and Development (R&D) Expenses. R&D expenses increased $1.1 million, or 16%, to $7.4 million in the third quarter of 2004 from $6.3 million for the same period in 2003. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. In addition, R&D expenses benefited from reduced costs related to our cost containment efforts. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in the third quarter of 2004 and 8% for the same period in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.2 million in the third quarter of 2004 and $3.6 million for the same period in 2003), was 77% in the third quarter of 2004 and 64% for the same period in 2003.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $5.0 million, or 45%, to $16.2 million in the third quarter of 2004 from $11.2 million for the same period in 2003. The overall increase resulted from (i) a $2.7 million increase in professional fees related to litigation matters, Sarbanes-Oxley compliance and other various projects, (ii) a $2.1 million increase in bad debt expense resulting from an adjustment to allowance for doubtful accounts in the third quarter of 2003, which was the result of an initiative to improve collections of aged accounts receivables, and (iii) a net increase of $229,000 due primarily to increased commission expense due to higher bookings. In addition, SG&A expenses benefited from reduced costs related to our cost containment efforts. As a percentage of total revenue, selling, general and administrative expenses approximated 24% in the third quarter of 2004 and 15% for the same period in 2003.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $2.3 million, or 71%, from $3.3 million in the third quarter of 2003 to $976,000 for the same period in 2004. The decrease was due primarily to Facets® completed technology, which was fully amortized at the end of the third quarter of 2003, partially offset by the amortization of Diogenes intangible assets acquired in the second quarter of 2004. The Diogenes intangible assets for existing technology of $4.6 million was recorded in the second quarter of 2004 and is being amortized over a period of 60 months. The final valuation is expected to be completed by year-end, at which time amortization will be adjusted accordingly. Future amortization expense related to existing intangible assets is estimated to be as follows (in thousands):

For the three months ending December 31, 2004	$1,092
For the years ending December 31,
2005	2,784
2006	578
2007	563
2008	563
2009	562
Thereafter	1,312

Total	$7,454

Interest Income. Interest income decreased $10,000, or 7%, from $155,000 in the third quarter of 2003 to $145,000 for the same period in 2004. The decrease is due primarily to lower account balances on our investment accounts, lower interest rates on our operating account in the third quarter of 2004 compared to the same period in 2003, and the absence of an interest-bearing note, which was fully paid in the second quarter of 2004.

Interest Expense. Interest expense decreased $172,000 or 36%, from $483,000 in the third quarter of 2003 to $311,000 for the same period in 2004. The decrease relates primarily to lower balances on our capital leases and notes payable, including our secured term note, in addition to lower interest rates on our revolving credit facility in the third quarter of 2004 compared to the same period in 2003.

Provision for Income Taxes. Provision for income taxes was $420,000 in the third quarter of 2004 compared to $479,000 for the same period in 2003. The decrease in tax expense is principally due to a decrease in state income taxes in the third quarter of 2004. As of September 30, 2004, we have approximately $88.3 million in net operating loss (“NOLs”) carry forwards, which are fully reserved for on our balance sheet.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue. Total revenue decreased $23.4 million, or 11%, from $223.7 million in the first nine months of 2003 to $200.3 million for the same period in 2004. The overall decrease primarily resulted from our consulting services revenue, the planned elimination of our hosting and business process management services on certain competitive software platforms, the scheduled termination of our services for Altius, the planned exit of our provider group business, and other non-recurring revenue. This decrease was offset in part by organic growth in our outsourced business services for benefits administration and Facets® health plan customers and a net increase in software license and maintenance revenue.

Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue in the first nine months of 2004 increased $111,000 or 0.1%, to $120.6 million from $120.5 million for the same period in 2003. This increase was the result of a $2.7 million increase in software maintenance revenue, offset by a decrease of $2.6 million in our outsourced business services. The increase of $2.7 million in software maintenance revenue was attributed to $4.0 million from our Facets® health plans and NetworX™ customers due to new agreements and annual rate increases from our existing customers, offset by a decrease of $1.3 million from our benefits administration customers due primarily to the cancellation of QicLink™ agreements. Outsourced business services revenue decreased $2.6 million as the result of (i) a decrease of $2.6 million from the planned elimination of our hosting and business process management services on certain competitive software platforms, (ii) a decrease of $5.3 million resulting from the scheduled termination of our services for Altius, (iii) a decrease of $4.1 million related to the planned wind-down of our provider group business, (iv) an increase of $3.2 million from new hosted Facets® health plan customers and increased membership from existing customers, and (v) an increase from our benefits administration customers of $6.2 million from new business process management and hosted QicLink™ contracts, in addition to an increase in transaction processing from our existing customers.

Non-recurring revenue includes software license sales, consulting services revenue and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue decreased $23.5 million, or 23%, from $103.2 million in the first nine months of 2003 to $79.7 million for the same period in 2004. This decrease was the result of a $21.6 million decrease in consulting services revenue, a $2.3 million decrease in other non-recurring revenue, and a $350,000 increase in software license sales. Consulting services revenue decreased $21.6 million primarily related to the utilization of our consulting resources on certain fixed fee implementations during 2004. The decrease in other non-recurring revenue of $2.3 million was due primarily to termination fees and change of control fees in the first nine months of 2003. Software license sales increased $350,000 resulting from new sales from our health plan software, offset by a decrease in sales from our benefits administration software.

Cost of Revenue. Cost of revenue decreased $29.6 million, or 19%, from $156.3 million in the first nine months of 2003 to $126.7 million for the same period in 2004. Of this decrease, $2.5 million related to recurring cost of revenue, $26.2 million related to non-recurring cost of revenue, and a net decrease of $898,000 related to loss on contracts. The decrease in recurring cost of revenue of $2.5 million resulted from (i) reduced costs of $5.1 million associated with the scheduled termination of our services for Altius, (ii) a $7.0 million decrease related to the planned exit of our provider group business, and (iii) a net increase of $9.6 million in costs to support additional outsourced business services. The decrease in non-recurring cost of revenue of $26.2 million resulted from (i) reduced costs of $9.9 million associated with the wind-down of a certain fixed fee implementation project and (ii) a net decrease of $16.3 million in costs to support our consulting services business, which includes significantly reduced third party contractor costs. In addition, total cost of revenue benefited from reduced costs related to our cost containment efforts. The $898,000 net decrease in loss on contracts was the result of a $5.9 million reversal of previously accrued loss on contracts charges due to accelerated termination of certain physician group contracts and the reduction of costs to support remaining contracts, offset by an additional $5.0 million loss on contracts charge incurred in the first nine months of 2004 due to additional hours required to complete a certain fixed fee implementation. As a percentage of total revenue, cost of revenue approximated 63% in the first nine months of 2004 and 70% for the same period in 2003.

Research and Development (R&D) Expenses. R&D expenses in the first nine months of 2004 increased $3.8 million, or 21%, to $22.3 million from $18.5 million for the same period in 2003. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. In addition, R&D expenses benefited from reduced costs related to our cost containment efforts. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in the first nine months of 2004 and 8% for the same period in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $6.8 million in the first nine months of 2004 and $9.4 million for the same period in 2003), was 77% in the first nine months of 2004 and 66% for the same period in 2003.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.3 million, or 11%, to $44.7 million in the first nine months of 2004 from $40.4 million for the same period in 2003. The overall increase resulted from (i) a $2.1 million increase in professional fees related to litigation matters, Sarbanes-Oxley compliance and other various projects and (ii) a net increase of $2.2 million due primarily to increased commission expense due to higher bookings and other costs in providing corporate support due to the overall expansion of our business. In addition, SG&A expenses benefited from reduced costs related to our cost containment efforts. As a percentage of total revenue, selling, general and administrative expenses approximated 22% in the first nine months of 2004 and 18% for the same period in 2003.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $6.9 million, or 69%, from $10.0 million in the first nine months of 2003 to $3.1 million for the same period in 2004. The decrease was due primarily to Facets® completed technology, which was fully amortized at the end of the third quarter of 2003, partially offset by the amortization of Diogenes intangible assets acquired in the second quarter of 2004.

Interest Income. Interest income decreased $367,000, or 48%, from $773,000 in the first nine months of 2003 to $406,000 for the same period in 2004. The decrease is due primarily to lower account balances on our investment accounts, lower interest rates on our operating account in the first nine months of 2004 compared to the same period in 2003, and the absence of an interest-bearing note, which was fully paid in the second quarter of 2004.

Interest Expense. Interest expense decreased $468,000, or 31%, from $1.5 million in the first nine months of 2003 to $1.0 million for the same period in 2004. The decrease relates primarily to lower balances on our capital leases and notes payable, including our secured term note, in addition to lower interest rates on our revolving credit facility.

Provision for Income Taxes. Provision for income taxes was $820,000 in the first nine months of 2004 compared to $1.1 million for the same period in 2003. The decrease in tax expense is principally due to a decrease in state income taxes in the first nine months of 2004. As of September 30, 2004, we have approximately $88.3 million in net operating loss (“NOLs”) carry forwards, which are fully reserved for on our balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock and cash obtained from our acquisitions. As of September 30, 2004, we had cash, cash equivalents and short-term investments totaling $54.0 million, which includes $1.5 million in restricted cash.

Cash used in operating activities in the first nine months of 2004 was $995,000. Net cash used during the period resulted primarily from a net change of $19.3 million in operating asset and liability accounts, which was affected by (i) a higher accounts receivable balance, due to the timing of software license sales at the end of the third quarter of 2004 that are expected to result in cash collections in future periods, (ii) a reduction in trade payables due to the timing of vendor payments, and (iii) a reduction in accrued liabilities resulting from the payments of annual employee compensation expenses in early 2004. This use of cash was offset by net income of $2.1 million and $16.3 million in non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, and the loss on contracts. At the beginning of each calendar year, we bill and collect certain annual software maintenance fees related to our proprietary software licenses. Although cash is collected early in the year, revenue on these contracts is recognized ratably over the year. This results in higher amounts of cash received in the first six months of the year and lower amounts of cash received in the last six months of the year. We currently have net operating loss (“NOLs”) carry forwards of $88.3 million, which are fully reserved for on our balance sheet and will be applied against future taxable income. The utilization of these NOLs positively impacts net cash provided by operating activities by reducing our current cash tax payments.

Cash used in investing activities of $5.6 million in the first nine months of 2004 was primarily the result of $6.8 million in capitalization of software development costs, our purchase of $5.1 million in property and equipment and software licenses, and a net $2.1 million payment for the acquisition of Diogenes. This use of cash was offset by proceeds from the net sale of $8.5 million in short-term investments.

Cash used in financing activities of $7.3 million in the first nine months of 2004 was primarily the result of payments made on our notes payable and capital lease obligations of $4.9 million and the payment of $5.6 million on our term note. This use of cash was offset by proceeds of $2.1 million from new debt financing and new capital leases and $1.2 million from the issuance of common stock related to employee exercises of stock and purchase of common stock.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility is secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility are limited to and shall not exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there is a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeds the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee is payable in arrears on the first business day of each successive calendar month. The revolving credit facility contains covenants to which we must adhere during the terms of the agreement. These covenants require us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibit us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period. As of September 30, 2004, we had outstanding borrowing on the revolving credit facility of $20.0 million. As of September 30, 2004, we were in compliance with all of the covenants under the revolving credit facility.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that is providing the revolving credit facility. The Secured Term Note is secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We have the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. As of September 30, 2004, we had outstanding borrowings on the Secured Term Note of $3.8 million. Quarterly payments of $1.875 million were due on the last day of each calendar quarter through September 2004. The note matures in December 2004, at which time the final payment of $3.8 million will be due. The Secured Term Note contains the same covenants set forth in the revolving credit facility documents. As of September 30, 2004, we were in compliance with all of the covenants under the revolving credit facility.

We are in the process of negotiating a new credit facility, which is expected to be in place in the fourth quarter of 2004.

As of September 30, 2004, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million, which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $361,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarize our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term and long-term debt	$6,328	$4,429	$1,899	$—	$—
Capital lease obligations	7,300	4,721	2,579	—	—
Operating leases	48,884	11,058	17,633	10,462	9,731
Other obligations	13,355	12,688	667	—	—

Total contractual obligations	$75,867	$32,896	$22,778	$10,462	$9,731

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Line of credit	$20,000	$20,000	$—	$—	$—
Standby letters of credit	1,093	1,042	51	—	—
Credit reserve	361	361	—	—	—

Total other commercial commitments	$21,454	$21,403	$51	$—	$—

Other obligations include a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement. Payment will be made in 12 equal monthly installments, which will begin upon the go-live date of the customer’s hosting services agreement estimated to be in late 2004. The $8.0 million payment will be amortized equally over the term of the contract as a reduction to revenue. The hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination. Other obligations also include a $3.5 million deferred payment to be paid to the former shareholders of Diogenes, of which $1.9 million was determined to be a guaranteed payment and was recorded as part of the purchase price in the second quarter of 2004. The remaining $1.6 million is contingent upon certain earnings performance targets. On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group Inc., a dispute involving technology agreements between us and Associated Third Party Administrators, a former QicLink™ customer. In its verdict, the jury awarded damages of approximately $1.85 million. We are considering various options to reduce or eliminate our exposure to the jury’s award, including appeal, and therefore we cannot predict when we will be required to fund some or all of the jury’s award.

Based on our current operating plan, we believe existing that cash, cash equivalents and short-term investment balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2004, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $20.0 million revolving credit facility is prime plus 1.0% or a fixed rate per annum equal to LIBOR plus 3.25% at the borrower’s option, and is payable monthly in arrears. The revolving credit facility expires in December 2004. As of September 30, 2004, we had outstanding borrowings on the revolving line of credit of $20.0 million.

In December 2002, our Secured Term Note facility was amended to increase the total amount from $6.0 million to $15.0 million. The note bears interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at the borrower’s option, and is payable quarterly in arrears. The note expires in December 2004. As of September 30, 2004, we had outstanding borrowings on the Secured Term Note of $3.8 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2004, we had outstanding borrowings of $2.2 million.

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

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In the first quarter of 2004, we implemented a new ERP information system to manage our financial information and business operations and are in the process of enhancing this new system.

Changes in Internal Controls. We have instituted new operational control changes with regards to fixed fee implementation projects. The changes include the addition of a new Executive Vice President of Professional Services, procedures ensuring more accountability of project managers to their initial budgets, new project management procedures, and an overall commitment to reduce our reliance on large fixed fee consulting arrangements. There have been no other significant changes in our internal control or in other factors over financial reporting that occurred during the first nine months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley 404 Compliance. Throughout the first nine months of 2004, we have been engaged in a detailed assessment of internal controls as called for by the Sarbanes-Oxley Act of 2002. Although there can be no assurances at this time, we are taking all necessary steps to enable TriZetto to be in compliance by the end of this year.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between the Company and Associated Third Party Administrators (“ATPA”), a former QicLink™ customer. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company has made, used, offered for sale and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement. Although the complaint was recently filed, the Company believes that the lawsuit is without merit and will aggressively defend itself against these allegations.

In addition to the matters described above, the Company, from time to time, may be involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, the Company believes that as of September 30, 2004, it was not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, cash flows, or financial position.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed as a part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of 1998 Long-Term Incentive Plan Stock Option Award Agreement

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: November 9, 2004	By:	/s/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Form of 1998 Long-term Incentive Plan Stock Option Award Agreement

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002