Form 10-K
period 2004-12-31
TRIZETTO GROUP INC
filed 2005-02-14
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported in the Nasdaq National Market System, was $180.9 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 7, 2005 was 42,206,837.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders.

THE TRIZETTO GROUP, INC.

ANNUAL REPORT ON

FORM 10-K

For the Fiscal Year Ended December 31, 2004

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

PART I

Item 1— Business

OVERVIEW

We offer a broad portfolio of proprietary information technology products and services targeted primarily to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer:

•	Enterprise administration software, including Facets Extended Enterprise™, QicLink Extended Enterprise™, and Facts™;

•	Specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web application software, Defined Contribution and Workflow add-on modules for Facets®, and DirectLink™ direct Internet connectivity transaction software;

•	Software hosting services and business process management services, which provide variable cost alternatives to licensing software; and

•	Strategic technology, product support and training, software installation, and business optimization consulting services.

During 2004, we provided products and services for three healthcare markets: health plans and third party benefits administrators (which we refer to as payers) and physician groups (or providers). In 2004, these markets represented 82%, 16%, and 2% of our total revenue, respectively. As of December 31, 2004, we served 405 unique customers.

The TriZetto Group, Inc. was incorporated in Delaware in May 1997 with the merger of two organizations: System One, a provider of online electronic-funds transfer technology, and Margolis Health Enterprises, a provider of technology consulting to healthcare organizations. The combination created a company dedicated to healthcare information technology products and services. Initially, we focused upon providing hosted software services addressed primarily to the provider markets. From 1998 to 2003, we have consistently increased our focus on the payer industry. In 2003, we initiated a strategic plan to concentrate nearly exclusively on the payer market and to wind-down our provider business. We completed this plan in 2004 and no longer provide any significant services to the provider market.

We completed our initial public offering in October 1999 and, since that time, have acquired seven companies: Novalis Corporation, Finserv Health Care Systems, Inc., Healthcare Media Enterprises, Inc., Erisco Managed Care Technologies, Inc. (“Erisco”), Resource Information Management Systems, Inc. (“RIMS”), Infotrust Company, and Diogenes, Inc.

Of the seven acquisitions, the Erisco and RIMS acquisitions, completed in the fourth quarter of 2000, were our most significant. Erisco’s main product, Facets®, is the leading administrative system for managed health plans in the country. QicLink™, developed by RIMS, is the leading automated claims-processing system for benefits administrators. With these two acquisitions, TriZetto obtained a customer base with more than 100 million enrollees (40% of the U.S. insured population) and attained a leadership position in two market segments of the payer industry, health plans and benefits administrators.

FINANCIAL INFORMATION

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income (loss), and total assets for the last three years.

OUR STRATEGY

Rising healthcare costs and health insurance premiums are causing employers, as well as federal and state government programs, to shift more of the cost of healthcare benefits to employees in the form of higher premium contributions, deductibles, co-insurance and co-payments. Since 2000, average premiums for family coverage in the United States increased 59%, while wages grew only 12%. Typical family out-of-pocket healthcare costs now exceed 10% of the average annual wage. As a result of increased personal spending on healthcare, healthcare consumers (i.e., employees and their family members, individuals, and retirees) are demanding better service, efficiency, and value from their health plan. This includes improved information regarding health care benefit and insurance coverage options, better information to determine the most efficient methods to fund out-of-pocket costs, real time information regarding benefits eligibility and accessibility, accurate information at the point-of-service regarding out-of-pocket costs (i.e., patient or consumer financial responsibility), real-time information regarding healthcare fund balances and claims payment status, and increased comparative data and intelligence regarding healthcare provider cost (i.e., pricing) and quality.

We believe that payers will play a central and critical role in the evolution of the U.S. healthcare industry. We also believe that most health plans and benefits administrators must evolve and improve their technology infrastructure, software applications, and business processes to compete in this changing healthcare marketplace. We recognize that the evolution of the healthcare industry to a more retail-like environment will be gradual. Our strategy, therefore, is to protect our existing customers’ investment in our products and services through ongoing research and development that allows for systematic upgrades of existing capabilities, while providing both existing and new payer customers with innovative IT expertise, technology-based products and services that help them strengthen their IT capabilities, and transform their businesses to prosper in this more consumer-centric environment. Key elements of our strategy include:

•	Help customers anticipate change and migrate toward a successful future. In 2004, we continued to articulate our vision of the future for health plans and benefits administrators. We named these “futures” Health Plan 5.0 and Benefits Administrator 5.0. “5.0” continues to be the centerpiece of our sales strategy, supported by TriZetto’s extensive portfolio of solutions and a clear migration path for customers. Over the course of 2004, we introduced additional products and services that provide our customers with the solution components to achieve “5.0.”

•	Offer a compelling value proposition. We are focused on offering a quantified, compelling value proposition that includes such advantages as reduced and more predictable information technology costs, more cost effective business processes, lower administrative costs, lower medical costs, less risk and more rapid return on investment, and faster business transformation. Our internal estimates, based on industry benchmarks and customer data, show that return on investment increases with the use of our proprietary software in combination with one or more of our outsourced services.

•	Offer market-leading enterprise software for health plans and benefits administrators. In 2003, we introduced new versions of both Facets Extended Enterprise™(or Facets e2™ ) and QicLink Extended Enterprise (QicLink e2™ ) to the marketplace. Facets e2™ is a major expansion of our flagship Facets® enterprise administration software for health plans. Facets e2™ provides significant new business and technology enhancements aimed at helping health plans meet emerging market demands, including customer driven market requirements, integrated e-business functionality, regulatory compliance, and advanced open architecture and web services technologies. QicLink e2™ is a new generation of our leading QicLink™ administration software for third-party benefits administrators, with similar consumer-centric enhancements, as well as an enhanced user interface. Beginning in 2004, we have been upgrading health plan and benefits administrator customers to these new versions. Customers receive some of these enhancements as part of their annual release fees and other functionality is packaged in separately priced modules. Whether or not included in release fees, upgrades often generate opportunities for us to sell consulting and other services.

•	Offer innovative specialized software applications and electronic connectivity technologies as high-value alternatives to custom developed in-house solutions, complex integration of other third-party software applications, and use of clearinghouses. Our customers run complex businesses that may require a range of software applications and electronic connectivity technologies that extend beyond the capabilities of their primary enterprise software applications. TriZetto offers a portfolio of specialized technology solutions that are complementary to our enterprise software solutions. While these applications are architecturally engineered to most easily integrate with other TriZetto products and services, many of these applications and technologies are also of high value to customers who run enterprise software not developed by TriZetto.

•	Deliver our technology in concert with a continuum of services that can transform a customer’s business. In addition to offering leading enterprise and specialized component software, TriZetto offers complementary services that assist customers in achieving business success, including: overall IT strategy, software hosting, business process re-engineering, transaction processing (including claims, billing, enrollment, member services, physician credentialing, accounts receivable, and collections), and IT outsourcing. These services, in combination with TriZetto’s technology and delivery capabilities, can transform a customer’s business.

•	Organize products and services around the customer’s main business cycles. Our solutions are being aligned with the way our customers operate internally. We have products and services that address the main business cycles of a health plan, which are: product development, revenue management, reimbursement management, customer service, network management, care management, risk management, and general finance and administration. Benefits administrators have largely similar business cycles.

•	Leverage our strategic relationships. We leverage our current strategic relationships and enter into new relationships to expand our customer base and service offerings. We have established co-marketing and sales arrangements with third-party systems integrators and software vendors. As our customer base grows, we intend to expand and strengthen these relationships.

•	Selectively pursue acquisitions. We continually evaluate acquisitions of companies that could expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made seven acquisitions. We may pursue additional acquisitions that we believe create shareholder value.

OUR PRODUCTS AND SERVICES

Enterprise and Component Software

In 2004, we derived approximately 44% of our total revenue from license and maintenance fees for our proprietary enterprise administration software and specialized component applications. Our Facets®, Facts™ and QicLink™ applications are recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs. In 2003, we initiated a strategy to develop specialized component software that address specific niche needs and allow additional sales opportunities for TriZetto. We offer software on a licensed as well as hosted basis to health plans and benefits administrators.

Out of our total revenue in 2004, 2003, and 2002, we spent 14%, 13%, and 13%, respectively, on software development (expensed and capitalized), primarily for our proprietary software products.

Enterprise Administration Software

Facets®. Facets® is a widely implemented, scalable client/server enterprise administration solution for healthcare payers. Facets® allows payers to select from a variety of modules to meet specific business requirements—including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service, and electronic commerce.

Facets® can also be combined with complementary software to address the enterprise-wide needs of a managed care organization. Facets® has been expanded through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, and decision support.

Facets® is available to customers on a license or hosted basis. In June 2003, we released a new product called Facets Extended Enterprise™, which was a major expansion of Facets®. Facets e2™ includes the following features and benefits for health plans:

•	Flexible, integrated technology to support multiple lines of business and new consumer-oriented products, such as defined-contribution plans and healthcare spending accounts;

•	Simplified entry of benefit plan information;

•	Enhanced views of customer service data;

•	Integrated HIPAA functionality to satisfy standard electronic transactions and privacy regulations;

•	Full suite of e-business applications to facilitate online business transactions with plan members, physicians, employers, and brokers;

•	New functions to support complex provider contracts and automated pricing of claims;

•	N-tiered, open architecture with a Web service layer and industry-standard protocols (e.g., SOAP, XML) to simplify integration of third-party applications; and

•	Choice of leading databases — Oracle, Microsoft SQL and Sybase.

At December 31, 2004, we had 64 implementations of Facets® at customers comprising 39 million member lives under contract. Many customers have purchased or are upgrading to Facets e2™, including 17 in 2004. These upgrades are included in customers’ annual release fees. In addition, upgrades generate opportunities to sell consulting and other services to assist the upgrades, as well as add-on modules that work exclusively with this new version of Facets®. The majority of the Facets® customer base is expected to upgrade in 2005.

Facts™. Introduced in 1980, Facts™ is designed for the indemnity insurance market, specifically managed indemnity, and group insurance. Facts™ software, which we acquired in our acquisition of Erisco, is a legacy software application which is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing, and claims processing. At December 31, 2004, we had 47 Facts™ customers comprising 47 million lives.

QicLink™. We believe that QicLink™ is the nation’s most widely-used automated claims processing technology for benefits administrators. QicLink™ automates and simplifies the claims adjudication, re-pricing, and payment process, and is available to customers on a licensed or hosted basis. At December 31, 2004, we had 167 QicLink™ customers, comprising 10 million lives.

Specialized Component Software

NetworX™. NetworX™ was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. The NetworX™ product line has been expanded to include a suite of products that addresses the re-pricing needs of not only PPOs, but also the requirements of health plans for automated re-pricing of complex facility claims and modeling of contracts. The NetworX Pricer™ product for healthplan claims re-pricing is sold as a separate application that can be interfaced to legacy administration systems, as well as to Facets e2™. The NetworX Modeler™ product is a standalone application to support the automated modeling and analysis of provider contracts to help health plans negotiate with providers in their network. NetworX™ complements ClaimsExchange™, which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange information online. ClaimsExchange™ allows access to electronic transaction routing between physician groups and payers 24 hours a day, seven days a week, such as exchange of re-priced claims, claims tracking, and reporting capabililities.

CareAdvance™. Until 2004, all of TriZetto’s solutions focused on payers’ administrative costs. In 2004, TriZetto partnered with CareKey, Inc., a leading care and population management enterprise solutions provider. Together, the companies offer the CareAdvance suite of care management solutions. TriZetto CareAdvance Enterprise automates all aspects of care management, including: member identification and assessment; guideline-based care planning; member and provider communications; task and team management; ongoing member monitoring, education and care coaching; and multi-stakeholder granular reporting for a variety of constituents. The system integrates with TriZetto’s Facets® administrative system to provide real-time access to member administrative data including claims, eligibility, benefits and authorizations. CareAdvance™ Enterprise extends effective care to more members and allows a health plan to serve all its members’ medical management needs on one platform, including catastrophic care coordination, chronic disease management, wellness, and family care.

HealthWeb®. HealthWeb® allows health plans to exchange information and conduct business with physician groups, members, employers, and brokers on a secure basis over the Internet. HealthWeb® is installed on the health plan’s web servers or offered on a hosted basis and then configured according to customer preferences. HealthWeb®’s electronic desktop is easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. HealthWeb® modules are designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication, and many other transactions benefiting physician offices. The modules also support enrollment, demographic changes, primary care physician selection, identification card requests, and other transactions for employers, brokers, and health plan members. At December 31, 2004, we had 25 HealthWeb customers.

Workflow. The add-on Workflow application for Facets e2™ automates manual processes and streamlines workflows, helping health plans reduce claims turnaround times and administrative costs. With Facets e2™ Workflow, claims are prioritized and routed automatically according to rules established by the plan’s business staff. Faster claims turnaround times allow health plans to realize lower overall operating costs, as well as nearly immediate return on investment through prompt-pay discounts. The application also gives health plans a competitive advantage: faster, more accurate claims adjudication translates directly into improved service for plan members and providers.

DirectLink™. DirectLink™ was added to TriZetto’s component offerings in November 2004, built around technology from the acquisition of Diogenes, Inc. DirectLink™ helps payers reduce their dependence on clearinghouses and exchange transactions with providers, employers, and other constituents directly over the Internet – at a fraction of the cost of clearinghouse fees. The technology provides point-to-point connectivity and cutting-edge security features, including encryption, authentication, and tamper protection, which exceed the government’s HIPAA security guidelines. DirectLink™ is designed to be easy to use and can be remotely deployed and installed via the Internet, right to the desktop.

Outsourced Business Services

In 2004, we derived approximately 33% of our total revenue from outsourced business services. Our outsourced business services fall into two categories, described in more detail below: software hosting and application management and business process management.

Software Hosting and Application Management. Software hosting services include integrating, hosting, monitoring, and managing our proprietary software applications alongside other software applications from third party vendors. We deliver software on a cost-predictable subscription basis, through multi-year contracts that include service levels.

Our hosted solutions significantly reduce customers’ capital investments in information technology, the operating costs associated with owning software and hardware, and the cost of operating, maintaining, and managing their software applications and physical information infrastructure. Other advantages of hosting include rapid deployment, reliability, scalability, lower implementation risk, and preservation of legacy systems.

Through our data center in Colorado, we host, operate, and maintain integrated software solutions for our customers on most of the widely used computing, networking, and operating platforms. We provide access to our hosted applications across high-speed electronic communications channels, such as frame relay, virtual private networks, or the Internet. The center operates with state-of-the-art environmental protection systems to maintain high availability to host systems and provide wide area network access. Connection to our hosted application servers and services is provided using the industry standard TCP/IP protocol. We believe this provides the most efficient and cost-effective transport for information systems services, as well as simplified support and management. Our network connectivity infrastructure eliminates our customers’ need to manage and support their own computer systems, network, and software.

Our hosted solutions provide complete, professionally managed information technology systems that include desktop and network connections, primary software applications that are essential to running the business, specialized ancillary software, and information management access and reporting capabilities to aid in data analysis and decision-making. Customers can choose the combination of our products and services to best meet their business requirements.

Vendor Partner Relationships. In order to provide our customers with accessibility to other specialty software applications that run integrated and alongside TriZetto solutions, we have acquired rights to license and/or deploy numerous commercially available software applications from a variety of healthcare and other software vendors. These relationships range from perpetual, reusable software licenses and contracts to preferred installer agreements to informal co-marketing arrangements. We enter into relationships with software vendors in order to offer our customers a variety of solutions tailored to their unique information technology needs. Our relationships with our vendor partners are designed to provide both parties with numerous mutual benefits.

Business Process Management (BPM). To complement our software hosting services, we also provide health plans and benefits administrators with transaction processing services for typical back office functions, including claims, billing, and enrollment. Customers typically outsource to us for the following reasons: to improve or maintain service, for more predictable costs, to take advantage of our larger scale, to reduce risk through our performance guarantees, to gain access to our technical and healthcare business expertise, to increase speed-to-market, to ensure business continuity, and to become HIPAA compliant.

Our business processing services include:

•	Benefit and Provider Configuration Rule Set-Up. We configure, and can maintain, the customer’s software according to the customer’s specific benefit plans and provider payment arrangements.

•	Document Imaging/Electronic Data Interchange (EDI) Processing. We accept and process claim forms, enrollment documents and other documents submitted via paper or EDI, and scan all images for electronic retrieval.

•	Medical, Dental, and Specialty Claims Processing. We process claims submitted for services under a variety of products and lines of business, adjust payments, and coordinate benefits. We also generate, print, and distribute claims payment checks and remittance notices to appropriate claimants and to health plan members.

•	Membership and Enrollment Processing. We set up employer group and individual membership information and process transactions regarding benefit plan selection, assignment of primary care physicians, and membership changes. We also issue member identification cards and perform other related administrative tasks.

•	Premium Billing. We generate, print, and mail invoices, post payments received on behalf of the health plan, and reconcile employer group and individual member accounts against billed amounts.

•	Broker Commissions and Provider Capitation. We configure our customer’s software to ensure that insurance brokers and capitated provider groups are paid according to their contracts. We also print and distribute commission checks and capitation payments.

•	Print and Mailing Services. We print and mail functional area output documents such as enrollment cards, claims payment checks, remittance notices, premium invoices, broker commission checks, and capitation payments along with supporting documentation.

•	Business Continuity Services. We have facilities and personnel available to assist customers using our proprietary products to meet business processing requirements in the event of a loss of a customer site.

These business processing services are generally provided in our centralized processing locations. Approximately 201 employees are located at our various processing sites, providing services for customers using our Facets®, QicLink™, and other proprietary and third party software systems.

Professional Services

We derived approximately 23% of our revenue from professional services in 2004, mainly from consulting and implementations associated with our proprietary software, software hosting, and other outsourcing contracts. As of December 31, 2004, we employed approximately 200 professional services personnel. Our professional services personnel team help our customers reduce administrative and medical costs, improve the quality of medical care delivered, and improve member satisfaction by:

•	helping our clients assess their information technology capabilities relative to their business plans and processes, and then assist them in developing effective information technology strategies and plans, to achieve competitive advantage by employing our leading information technology products and services;

•	providing expertise in all aspects of TriZetto’s proprietary software products, especially Facets®, QicLink, HealthWeb®, HIPAA Gateway, and NetworX™, through onsite services, remote support, and customer training;

•	re-engineering our customer’s key business processes to achieve higher business performance;

•	assisting our customers to design and implement effective electronic commerce strategies, including Internet portals, web sites, intranets and extranets, that facilitate business-to-business and business-to-consumer transactions;

•	assisting our customers with the design, development, and implementation of business intelligence and data management strategies, software, and business processes to improve information access and management decision making;

•	working with our customers to install and implement our industry leading applications and technology products through all of the stages of systems analysis and planning, evaluation, design, configuration and customization, custom software development, data conversion, testing, training and systems support; and

•	providing unique information technology expertise to help our customers optimize their technology infrastructure and network investments, tune for optimum performance, and maximize effective data center operations.

SALES AND MARKETING

Our primary sales and marketing approach is to utilize our direct sales force to promote TriZetto as the single source for comprehensive healthcare information technology products and services to payers. As of December 31, 2004, we had approximately 73 sales, sales support, account management and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives, sells our entire range of offerings to current and prospective customers, including enterprise software, specialized component software, outsourced business services, and consulting services. We also have specialized sales personnel who focus exclusively on our care management and network management offerings. Separate sales teams have been established for the health plan and benefits administration markets. Our solutions architecture team supports the sale of enterprise software, component software, hosting, business process management and professional services. Sales support personnel provide in-depth technical information, provide product demonstrations, and negotiate contracts with our customers and prospects. To support the overall sales process, multi-disciplinary pursuit teams are established for each major prospect, spearheaded by a member of executive management.

Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our enterprise software, component software, outsourced business services, and consulting services. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars, and events. The marketing organization also develops and supports our overall corporate positioning and branding, coordinates market research, and handles all tradeshows, customer conferences and events. The product marketing team works closely with our business unit leadership to help bring our products and services to commercial-ready status, as well as to adapt messaging to support key target market segments such as consumer-directed and government-sponsored.

Our professional services group works closely with the sales organization to provide a consultative, executive selling approach that complements our sales program. This team of healthcare information technology professionals is trained in a proprietary assessment methodology that allows a quick and comprehensive analysis of a customer’s information technology capabilities and requirements. In conjunction with their consulting responsibilities, our professional services group identifies opportunities to introduce customers to the broad range of applications and technology solutions available to them, including those that we offer.

CUSTOMER SERVICE

We believe that personalized support is necessary to maintain long-term relationships with our customers. An account manager is assigned to each of our larger services customers and many of our installed software customers. They are responsible for proactively monitoring customer satisfaction, providing customers with additional training and process-improvement opportunities, and coordinating issue resolution. We employ functional and technical support personnel who work directly with our account management team and customers to resolve technical, operational and application problems or questions. Our service desk provides a wide range of customer support functions. Our customers may contact the service desk through a toll-free number 24 hours a day, seven days a week. For non-urgent issues, customers can also enter incidents directly into the customer support system via the Internet.

Because we support multiple applications and technology solutions, our functional and technical support staff are grouped and trained by specific application and by application type. These focused staff groups have concentrated expertise that we can deploy as needed to address customer needs. We cross-train employees to support multiple applications and technology solutions and create economies-of-scale in our support staff.

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

COMPETITION

The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methods, we develop, integrate and deliver packaged enterprise and component software applications, connectivity solutions for both Internet and direct communication, application hosting, infrastructure outsourced business services and IT consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare software application vendors, such as Quality Care Solutions, Inc. and Amisys Synertech Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

We believe companies in our industry primarily compete based on performance, price, software functionality, ease of implementation, level of service, and track record of successful customer installations. Although our competitive position is difficult to characterize due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors. While our competition comes from many industry segments, we believe no other single company offers the integrated, single-source solution that we provide to our customers.

To be competitive, we must continue to enhance our products and services, as well as our sales, marketing, and distribution channels to respond promptly and effectively to:

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

BACKLOG

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance). For purposes of calculating our backlog and based upon our previous experience, we assume software maintenance contracts will be renewed for a period of up to five years. We classify revenue from software license and consulting contracts as non-recurring. Consulting revenue is included in the backlog when the revenue from such consulting contract will be recognized over a period exceeding 12 months.

Our total backlog at December 31, 2004, was approximately $585.0 million. The 12-month backlog at December 31, 2004, was approximately $173.1 million. For a breakout of total and 12-month backlog by recurring and non-recurring revenue, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. Unless we enter into new customer agreements that generate enough revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not indicate demand for our products and services, and may not reflect actual revenue for any period in the future.

INTELLECTUAL PROPERTY

Our intellectual property is important to our business. We rely on certain developed software assets and internal methodologies for performing customer services. Our consulting services group develops and utilizes information technology life-cycle methodology and related paper-based and software-based toolsets to perform customer assessments, planning, design, development, implementation, and support services. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property.

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

SIGNIFICANT CUSTOMERS

As of December 31, 2004, we served 405 unique customers. No single customer or group of affiliated customers generated 10% or more of our consolidated revenues in 2004.

EMPLOYEES

As of December 31, 2004, we had approximately 1,400 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

AVAILABLE INFORMATION

Our website is located at www.trizetto.com. We make available free of charge through this website all of our SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

RISK FACTORS

We have a history of operating losses and cannot predict if we will be able to sustain our positive net income.

We have generated net losses in 19 of our past 24 quarters (through December 31, 2004). We may not be able to sustain our current level of revenue or increase our revenue in the future. We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. If we are not able to sustain our current levels of revenue or maintain our profitability, our operations may be adversely affected.

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of December 31, 2004, we were providing services to 405 unique customers. Four of our customers represented an aggregate of approximately 26% of our total revenue in 2004. No single customer or group of affiliated customers, however, generated 10% or more of our consolidated revenues in 2004.

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

Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods. Our quarterly operating results can vary significantly based on a number of factors, such as:

•	our mix of non-recurring and recurring revenue;

•	our ability to add new customers and renew existing accounts;

•	selling additional products and services to existing customers;

•	meeting project milestones and customer expectations;

•	seasonality in information technology purchases;

•	the timing of new customer sales; and

•	general economic conditions.

Historically, we have experienced higher revenues in the fourth quarter and lower revenues in the first quarter, which we believe is primarily a result of our customers’ willingness to incur information technology expenditures later in the fiscal year. The variation in our quarterly operating results could cause us to not meet the earnings estimates of securities analysts or investors which could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

In addition, we expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short-term. If we do not achieve our expected revenue targets, we may not be able to reduce our short-term spending in response. Any shortfall in revenue would have a direct impact on our results of operations.

The intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability.

The market for our technology and services is highly competitive and rapidly changing and requires potentially expensive technological advances. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and greater market recognition than we have. Many of our competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their applications or services than we can devote.

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc., and Amisys Synertech Inc.

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

In addition, some of our third party software vendors may compete with us from time to time by offering their software on a licensed or hosted basis. Further, other entities that do not presently compete with us may do so in the future, including major software information systems companies, financial services entities, or health plans.

We believe our ability to compete will depend in part upon our ability to:

•	maintain and continue to develop partnerships with vendors;

•	enhance our current technology and services;

•	respond effectively to technological changes;

•	introduce new technologies; and

•	meet the increasingly sophisticated needs of our customers.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our results of operations. In addition, pricing, gross margin, and market share could be negatively impacted further as a greater number of available products in the marketplace increases the likelihood that product and service offerings in our markets become more fungible and price sensitive.

Our sales cycles are long and unpredictable.

We have experienced long and unpredictable sales cycles, particularly for contracts with large customers, or customers purchasing multiple products and services. Enterprise software typically requires significant capital expenditures by customers, and the decision to outsource IT-related services is complicated and time-consuming. Major purchases by large payer organizations typically range from 9 to 12 months or more from initial contact to contract execution. The prospects currently in our pipeline may not sign contracts within a reasonable period of time or at all.

In addition, our implementation cycle has ranged from 12 to 24 months or longer from contract execution to completion of implementation. During the sales cycle and the implementation cycle, we will expend substantial time, effort, and financial resources preparing contract proposals, negotiating the contract, and implementing the solution. We may not realize any revenue to offset these expenditures, and, if we do, accounting principles may not allow us to recognize the revenue during corresponding periods, which could harm our future operating results. Additionally, any decision by our customers to delay implementation may adversely affect our revenues.

Consolidation of healthcare payer organizations and benefits administrators could decrease the number of our existing and potential customers.

There has been and continues to be acquisition and consolidation activity among healthcare payers and benefits administrators. Mergers or consolidations of payer organizations or payer organizations in the future could decrease the number of our existing and potential customers. The acquisition of a customer could have a negative impact on our financial condition. A smaller overall market for our products and services could result in lower revenue. In addition, healthcare payer organizations are increasing their focus on consumer directed healthcare, in which consumers interact directly with health plans through administrative services provided by health plans to employer groups. These services compete with the services provided by benefits administrators and could result in additional consolidation in the benefits administration market.

Some of our significant customers may develop their own software solutions, which could decrease the demand for our products.

Some of our customers in the healthcare payer industry have, or may seek to acquire, the financial and technological resources necessary to develop software solutions to perform the functions currently serviced by our products and services. Additionally, consolidation in the healthcare payer industry could result in additional organizations having the resources necessary to develop similar software solutions. If these organizations successfully develop and utilize their own software solutions, they may discontinue their use of our products or services, which could materially and adversely affect our results of operations.

We depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business.

We depend, and will continue to depend, on our licensing and business relationships with third-party software application vendors. Our success depends significantly on our ability to maintain our existing relationships with our vendors and to build new relationships with other vendors in order to enhance our services and application offerings and remain competitive. Although most of our licensing agreements are perpetual or automatically renewable, they are subject to termination in the event that we materially breach such agreements. We may not be able to maintain relationships with our vendors or establish relationships with new vendors. The software, products or services of our third-party vendors may not achieve or maintain market acceptance or commercial success. Accordingly, our existing relationships may not result in sustained business partnerships, successful product or service offerings or the generation of significant revenue for us.

Our arrangements with third-party software application vendors are not exclusive. These third-party vendors may not regard our relationships with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time and may choose to develop or enhance their own competing distribution channels and product support services. If we do not maintain our existing relationships or if the economic terms of our business relationships change, we may not be able to license and offer these services and products on commercially reasonable terms or at all. Our inability to obtain any of these licenses could delay service development or timely introduction of new services and divert our resources. Any such delays could materially adversely affect our business, financial condition, operating results and cash flows.

Our licenses for the use of third-party software applications are essential to the technology solutions we provide for our customers. Loss of any one of our major vendor agreements may have a material adverse effect on our business, financial condition, operating results and cash flows.

We rely on third-party software vendors for components of our software products.

Our software products contain components developed and maintained by third-party software vendors, and we expect that we may have to incorporate software from third-party vendors in our future products. We may not be able to replace the functions provided by the third-party software currently offered with our products if that software becomes obsolete, defective, or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the availability of these third-party software products or defects in these products could harm the sale of our products unless and until we can secure or develop an alternative source. Although we believe there are adequate alternate sources for the technology currently licensed to us, such alternate sources may not be available to us in a timely manner, may not provide us with the same functions as currently provided to us or may be more expensive than products we currently use.

We have sustained rapid growth, and our inability to manage this growth could harm our business.

We have rapidly and significantly expanded our operations since inception and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, and financial resources, and information systems. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition, operating results, and cash flows.

Our acquisition strategy may disrupt our business and require additional financing.

Since inception, we have made several acquisitions. A significant portion of our historical growth has occurred through acquisitions and we may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms or at all.

We may be unable to successfully integrate companies that we have acquired or may acquire in the future in a timely manner. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the integration of our acquisitions may divert management’s attention from our existing business which could damage our relationships with our key customers and employees.

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

If we are not able to sustain our positive net income, we may need additional financing to fund operations or growth. We cannot assure you that we will be able to raise additional funds through public or private financings, at any particular point in the future or on favorable terms. Future financings could adversely affect your ownership interest in comparison with those of other stockholders.

Our business will suffer if our software products contain errors.

The proprietary and third party software products we offer are inherently complex. Despite our testing and quality control procedures, errors may be found in current versions, new versions or enhancements of our products. Significant technical challenges also arise with our products because our customers purchase and deploy those products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our costs would increase. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

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

If our ability to expand our network and computing infrastructure is constrained in any way, we could lose customers and damage our operating results.

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

Our customers’ satisfaction and our business could be harmed if we, or our customers experience any system delays, failures, or loss of data.

Although we devote substantial resources to avoid performance problems, errors may occur. Errors in the processing of customer data may result in loss of data, inaccurate information, and delays. Such errors could cause us to lose customers and be liable for damages. We currently process substantially all of our customers’ transactions and data at our data centers in Colorado. Although we have safeguards for emergencies and we have contracted backup processing for our customers’ critical functions, the occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of telecommunication providers that have had periodic operational problems or experienced outages.

A material security breach could damage our reputation or result in liability to us. We retain confidential customer and patient information in our data centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.

Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $25 million for general liability and $10 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition, operating results, and cash flows. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

Our success depends on our ability to attract, retain and motivate management and other key personnel.

Our success will depend in large part on the continued services of management and key personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition, operating results, and cash flows. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations, and our needs for additional management and key personnel will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain, and motivate these individuals.

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

Our success depends in part upon proprietary software and other confidential information. The software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. Although we have several patent applications pending, we do not own any patents. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services.

We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future, and we could be required to enter into a license agreement or royalty arrangement with the party asserting the claim. We may not be able to enter into such arrangements on acceptable terms or at all. We may also be required to indemnify customers for claims made against them.

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

The success of Facets®e-business functions, individual HealthWeb® modules and DirectLink™ depend in part on the adoption of Internet solutions by health plan customers and their constituents (enrollees, employers, physicians, and other providers). Adoption requires the acceptance of a new way of conducting business and exchanging information.

Although we expect Internet use to continue to grow in number of users and volume of traffic, the Internet infrastructure may be unable to support the demands placed on it by this continued growth. Our business could suffer substantially if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

•	inadequate development of the necessary infrastructure for communication speed, access, and server reliability;

•	security and confidentiality concerns;

•	lack of development of complementary products, such as high-speed modems and high-speed communication lines;

•	implementation of competing technologies;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

•	government regulation.

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

During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, proposals to substantially reform Medicare, Medicaid, and the healthcare system in general have been or are being considered by Congress. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates, and otherwise adversely affect the healthcare industry which could adversely impact our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations.

Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records, and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“DHHS”) has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses, and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets which became effective October 16, 2003. DHHS has also issued final HIPAA privacy regulations which became effective on April 14, 2003, and final HIPAA security regulations. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

Our payer and provider customers must comply with HIPAA, its regulations, and other applicable healthcare laws and regulations. In addition, we may be deemed to be a covered entity subject to HIPAA because we offer our customers products that convert data to a HIPAA compliant format. Accordingly, we must comply with certain provisions of HIPAA and in order for our products and services to be marketable, they must contain features and functions that allow our customers to comply with HIPAA and other healthcare laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, because HIPAA and its regulations have yet to be fully interpreted, our products may require modification in the future. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations, our business will suffer.

We perform billing and claims services that are governed by numerous federal and state civil and criminal laws. The federal government in recent years has imposed heightened scrutiny on billing and collection practices of healthcare providers and related entities, particularly with respect to potentially fraudulent billing practices, such as submissions of inflated claims for payment and upcoding. Violations of the laws regarding billing and coding may lead to civil monetary penalties, criminal fines, imprisonment, or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs for our customers and for us. Any of these results could have a material adverse effect on our business, financial condition, operating results, and cash flows.

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

The Internet and its associated technologies are subject to increasing government regulation. A number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments, and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Many existing laws and regulations, when enacted, did not anticipate the methods of the Internet-based hosted, software and information technology solutions we offer. We believe, however, that these laws may be applied to us. We expect our products and services to be in substantial compliance with all material federal, state and local laws and regulations governing our operations. However, new legal requirements or interpretations applicable to the Internet could decrease the growth in the use of the Internet, limit the use of the Internet for our products and services or prohibit the sale of a particular product or service, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial conditions. To the extent that we market our products and services outside the United States, the international regulatory environment relating to the Internet and healthcare services could also have an adverse effect on our business.

Item 2—Properties

Facilities

As of December 31, 2004, we were leasing a total of 17 facilities located in the United States. Five of the 17 facilities are currently vacated as a result of the termination of services. However, we continue to have commitment obligations through the term of the lease agreements. Our principal executive and corporate offices are located in Newport Beach, California. Our data center we use to serve customers is located in Greenwood Village, Colorado. Our leases have expiration dates ranging from 2005 to 2013. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained, if needed.

Item 3—Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and us. In its verdict, the jury found that we made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against us in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that we have made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement.

In addition to the matters described above, and from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Although we are unable at this time to predict the outcome of the McKesson lawsuit, we believe that as of December 31, 2004, we were not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol “TZIX” since October 8, 1999.

The following table shows the high and low closing prices of our common stock as reported on the Nasdaq National Market for the periods indicated:

Quarters Ended	High	Low
December 31, 2004	$9.50	$5.90
September 30, 2004	$7.28	$5.63
June 30, 2004	$8.05	$6.39
March 31, 2004	$7.80	$6.15
December 31, 2003	$7.35	$5.99
September 30, 2003	$7.95	$5.97
June 30, 2003	$6.60	$3.97
March 31, 2003	$5.99	$3.00

As of February 7, 2005, there were 125 holders of record based on the records of our transfer agent.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by us is restricted by our current bank credit facility, which contains a restriction prohibiting us from paying any cash dividends without the bank’s prior approval.

The following table sets forth all purchases made by us of our common stock during each month within the fourth quarter of 2004. No purchases were made pursuant to a publicly announced repurchase plan or program.

Month	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	—
November	—	—	—	—
December	12,142,857	6.75	—	—

Total	12,142,857	$6.75	—	—

(1)	Represents shares repurchased from IMS Health Incorporated on December 21, 2004. The purchase price was paid by delivery of $44,550,000 in cash and a Subordinated Promissory Note in the principal amount of $37,414,284, which was paid on January 21, 2005.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Recurring revenue	$158,981	$160,973	$159,178	$142,706	$61,811
Non-recurring revenue	115,584	129,356	105,972	75,466	27,245

Total revenue	274,565	290,329	265,150	218,172	89,056

Cost of revenue:
Recurring revenue	107,825	115,812	114,509	103,854	54,929
Non-recurring revenue	63,126	93,244	63,311	42,806	20,089

	170,951	209,056	177,820	146,660	75,018

Recurring revenue – loss on contracts(1)	(5,886)	11,271	—	—	—
Non-recurring revenue – loss on contracts(1)	4,533	3,680	—	—	—

	(1,353)	14,951	—	—	—

Total cost of revenue	169,598	224,007	177,820	146,660	75,018

Gross profit	104,967	66,322	87,330	71,512	14,038

Operating expenses:
Research and development	30,398	24,823	21,911	16,402	8,463
Selling, general and administrative	59,980	52,138	53,966	51,938	34,144
Amortization of goodwill and other intangible assets(2)	4,244	10,908	28,027	69,076	18,622
Write-off of acquired in-process technology(3)	—	—	—	—	1,426
Restructuring and impairment charges(4)	—	3,769	651	12,140	—
Impairment of goodwill and other intangible assets(5)	—	—	131,019	—	—

Total operating expenses	94,622	91,638	235,574	149,556	62,655

Income (loss) from operations	10,345	(25,316)	(148,244)	(78,044)	(48,617)
Interest income	583	970	1,609	2,048	1,394
Interest expense	(1,369)	(2,005)	(1,479)	(1,333)	(883)

Income (loss) before benefit from (provision for) income taxes	9,559	(26,351)	(148,114)	(77,329)	(48,106)
(Provision for) benefit from income taxes	(1,101)	(1,124)	(250)	16,175	5,848

Net income (loss)	$8,458	$(27,475)	$(148,364)	$(61,154)	$(42,258)

Net income (loss) per share:
Basic	$0.18	$(0.60)	$(3.28)	$(1.53)	$(1.80)

Diluted	$0.18	$(0.60)	$(3.28)	$(1.53)	$(1.80)

Shares used in computing net income (loss) per share:
Basic	46,794	46,170	45,256	40,094	23,444

Diluted	48,157	46,170	45,256	40,094	23,444

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, restricted cash, and short-term investments	$73,147	$76,347	$81,117	$84,633	$28,384
Total assets	239,884	233,308	237,996	390,721	363,751
Total short-term debt and capital lease obligations	43,786	34,920	17,921	19,607	14,555
Total long-term debt and capital lease obligations	13,838	7,155	15,116	9,699	4,440
Total stockholders’ equity	86,933	113,523	137,414	280,955	269,430

(1)	During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

As a result of our discussions and negotiations with our remaining physician group customers, we have been able to accelerate the termination of our services agreements with certain of these customers. In addition, we were able to implement cost cutting measures beginning in the second quarter of 2004 that have reduced the expected cost to support certain of our remaining physician group customers. As a result of these actions, we reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. We will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to us.

Also in 2004, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. No additional loss on contracts charges were accrued in the third quarter of 2004. In the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed us to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was substantially completed by year-end 2004. Anticipated losses on fixed price contracts are accrued in the period in which they become known.

(2)	As of January 1, 2002, we adopted the rules set forth in Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, which states that goodwill and intangible assets deemed to have indefinite lives will be subject to annual impairment tests instead of being amortized. Effective January 1, 2002, goodwill, along with acquired workforce reclassified to goodwill in accordance with Statement 142, are no longer being amortized.

(3)	In connection with our acquisitions in 2000, we wrote-off $1.4 million during 2000 of the total purchase price attributable to acquired in-process technology as technological feasibility of the products had not been established.

(4)	In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for in fiscal year 2001. As a result of our decision in the fourth quarter of 2003 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® payer customers, we estimated that our future net cash flows from the assets used in these businesses will not recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

(5)	After the end of the fourth quarter of 2002, our market capitalization decreased to a level that required us to perform additional analyses under Statement 142 to quantify the amount of impairment to goodwill. This analysis resulted in an impairment charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that our other intangible assets might also be impaired as of December 31, 2002, and they were also tested for impairment in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The analysis resulted in an additional impairment charge of $33.5 million.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer a broad portfolio of proprietary information technology products and services targeted primarily to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web interface tools, Defined Contribution and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process management services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services for three healthcare markets: health plans and benefits administrators (which we refer to as payers) and physician groups (or providers). In 2004, these markets represented 82%, 16%, and 2% of our total revenue, respectively. As of December 31, 2004, we served 405 unique customers. Except for two remaining contracts which comprised approximately $1.1 million in revenue in 2004, we no longer provide services to physician group customers. We expect to terminate these two remaining contracts in 2005.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income (loss). Total revenue for 2004 was $274.6 million compared to $290.3 million in 2003. Recurring revenue for 2004 was $159.0 million compared to $161.0 million in 2003. Non-recurring revenue for 2004 was $115.6 million compared to $129.3 million in 2003. Bookings for 2004 were $335.3 million compared to $232.0 million in 2003. Backlog at December 31, 2004 was $585.0 million compared to $496.2 million at December 31, 2003. Gross profit was $105.0 million in 2004 compared to $66.3 million in 2003. Net income in 2004 was $8.5 million compared to a net loss of $27.5 million in 2003. These financial comparisons are further explained in the section below, “Results of Operations.”

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process management services, and the sale of maintenance and support for our proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary, and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs, and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

As part of our growth strategy, we intend to increase revenue per customer by continuing to offer complementary products and services to our enterprise software and connectivity solutions. Many of these service offerings, including hosting, business process outsourcing, and consulting have a higher cost of revenue, resulting in lower gross profit margins. Therefore, to the extent that our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin may decrease.

We are continuing to target larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence, and business process outsourcing services. It also has improved the stability of our customer base. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the timing of our software and services sales.

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. We have terminated our services agreement with Altius effective May 31, 2004. Revenue from the Altius services agreement was $22.1 million in 2003, which includes a $2.2 million termination fee, and $9.3 million in 2004 through the date of termination of the services agreement.

In late 2003, a management decision was made to exit certain non-strategic and less profitable activities. This decision included winding-down services related to our physician group customers, as well as the planned elimination of our hosting and business process management services for two competing third-party software platforms. We continue to make progress in accelerating the termination of our services to our physician group customers. We have reached termination agreements with all of these customers, except for two. We are negotiating termination agreements with these two customers and expect to finalize these agreements during the first quarter of 2005. Upon execution, a significant portion of the accrual for loss on contracts is expected to be reversed. As planned, we have fully exited our hosting and business process management services for the two competing third-party software platforms by year-end 2004.

In the second quarter of 2004, we initiated certain cost containment efforts, which included workforce reductions, modifications to certain employee benefit programs and other actions. We realized a significant portion of these benefits in the third and fourth quarters of 2004.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front fees;

•	Allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Restructuring and impairment charges;

•	Impairment of goodwill and other intangible assets;

•	Litigation accruals;

•	Bonus accruals; and

•	Income taxes.

This listing is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2004, approximately 58% of our total revenue was recurring and 42% was non-recurring.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process management services, and the sale of maintenance and support for our proprietary software products. Recurring outsourced services revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are generally recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with

Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services, outsourcing services, and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, customization, business process engineering, data conversion, testing, and training related to the use of our proprietary and third-party licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost to complete. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination and change of control fees, and we recognize the revenue for these once the termination or change of control is guaranteed and collection is reasonably assured.

Upfront Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of December 31, 2004 were $1.3 million.

Sales Returns and Allowance for Doubtful Accounts. We maintain an allowance for sales returns to reserve for estimated discounts, pricing adjustments, and other sales allowances. The reserve is charged to revenue in amounts sufficient to maintain the allowance at a level we believe is adequate based on historical experience and current trends. We also maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional sales allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates for sales returns and doubtful account reserves have been adequate to cover accounts receivable exposures. We continually monitor these reserves and make adjustments to these provisions when we believe actual credits or other allowances may differ from established reserves.

Capitalization of Software Development Costs. We capitalize and subsequently amortize software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs incurred internally in the development of our software products are expensed as incurred as research and development expenses until technological feasibility has been established, after which production costs are capitalized and amortized to the cost of revenue over the remaining estimated economic life of the product. On a quarterly basis, we review the future estimated net realizable value for each software product and compare it against the unamortized capital software costs. To the extent that the unamortized capital software costs exceeds the future estimated net realizable value for a software product, the difference will be written-off.

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. As a result of our discussions and negotiations with our remaining physician group customers, we have been able to accelerate the termination of our services agreements with certain of these customers. In addition, we were able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of our remaining physician group customers. As a result of these actions, we have reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contract charges to cost of revenue. We will continue to assess this accrual on a quarterly basis to reflect the latest status of these customer agreements known to us.

Additionally, we negotiated a settlement in December 2003 regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that the project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003. Subsequently, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. No additional loss on contracts charges were accrued in the third quarter of 2004. Subsequently, in the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed us to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was substantially completed by year-end 2004. Anticipated losses on fixed price contracts are accrued in the period when they become known.

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

Impairment of Goodwill and Other Intangible Assets. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002. We performed our annual impairment test on March 31, 2004, and this test did not reveal further indications of impairment.

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

Bonus Accruals. Our corporate bonus model is designed to project the level of funding required under the corporate bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the corporate bonus program is based on the Company meeting certain financial objectives, such as revenue, earnings per share, and the level of capital spending. The expense related to the corporate bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The corporate bonus model is analyzed on a quarterly basis to identify any necessary adjustments to the accrual in order to ensure appropriate funding for year-end.

Income Taxes. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our third quarter of 2005, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our statement of operations rather than as pro-forma disclosure in the notes to the financial statements. We have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and we are evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on our consolidated statements of operations and earnings per share.

Revenue Information

Revenue by customer type and revenue mix for the years ended December 31, 2004, 2003, and 2002, respectively, is as follows (amounts in thousands):

	Years Ended December 31,
	2004		2003		2002
Revenue by customer type:
Health plans	$224,806	82%	$234,244	81%	$213,273	81%
Benefits administration	45,080	16%	45,140	15%	35,601	13%
Provider	4,679	2%	10,945	4%	16,276	6%

Total revenue	$274,565	100%	$290,329	100%	$265,150	100%

Revenue mix:
Recurring revenue
Outsourced business services	$89,916	57%	$98,193	61%	$98,299	62%
Software maintenance	69,065	43%	62,780	39%	60,879	38%

Recurring revenue total	158,981	100%	160,973	100%	159,178	100%

Non-recurring revenue
Software license fees	51,308	44%	45,688	35%	32,131	30%
Consulting services	63,424	55%	79,989	62%	73,841	70%
Other non-recurring revenue	852	1%	3,679	3%	—	—%

Non-recurring revenue total	115,584	100%	129,356	100%	105,972	100%

Total revenue	$274,565		$290,329		$265,150

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance). For purposes of calculating backlog and based upon our previous experience, we assume software maintenance contracts will be renewed for a period of up to five years. We classify revenue from software license and consulting contracts as non-recurring. Such revenue is included in the backlog when the revenue from such software license or consulting contract will be recognized over a period exceeding 12 months.

Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer), or customer financial difficulties. In such event, unless we enter into new customer agreements that generate enough revenue to replace or exceed the revenue we expect to generate from our backlog in any given quarter, our backlog will decline. Our backlog at any date may not indicate demand for our products and services and may not reflect actual revenue for any period in the future.

Our 12-month and total backlog data are as follows (in thousands):

	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02
Twelve-month backlog:
Recurring revenue backlog	$144,500	$147,900	$145,200	$152,500	$158,100	$161,600	$160,000	$151,900	$149,400
Non-recurring revenue backlog	28,600	23,300	19,300	9,100	11,900	12,900	22,700	25,600	28,400

Total	$173,100	$171,200	$164,500	$161,600	$170,000	$174,500	$182,700	$177,500	$177,800

Total backlog:
Recurring revenue backlog	$555,800	$558,700	$544,800	$499,800	$483,600	$580,000	$586,200	$539,400	$548,000
Non-recurring revenue backlog	29,200	27,900	22,100	9,100	12,600	14,100	27,700	35,400	39,600

Total	$585,000	$586,600	$566,900	$508,900	$496,200	$594,100	$613,900	$574,800	$587,600

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

	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02
Quarterly bookings	$58,800	$75,000	$120,500	$81,000	$48,800	$37,400	$83,600	$62,200	$60,700

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

Revenue. Total revenue decreased $15.7 million, or 5%, from $290.3 million in 2003 to $274.6 million in 2004. Of this decrease, $2.0 million related to recurring revenue and $13.7 million related to non-recurring revenue. Adjusting for the effect of the scheduled termination of our services for Altius due to its’ acquisition by Coventry, the wind-down of our services to physician group customers, the planned elimination of our hosting and business process management services on certain competitive software platforms, and the unfavorable impact of a large fixed-fee implementation on our consulting business, our revenue growth from 2003 to 2004 would have been significantly higher.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue decreased $2.0 million, or 1%, from $161.0 million in 2003 to $159.0 million in 2004. This decrease was the result of an $8.3 million decline in outsourced business services, offset in part by an increase of $6.3 million in software maintenance revenue. The overall decrease in outsourced business services revenue primarily resulted from (i) a $10.6 million decline caused by the scheduled termination of our services for Altius, (ii) a $6.2 million reduction resulting from the planned wind-down of our services to physician group customers, and (iii) a $4.1 million decrease from the planned elimination of our hosting and business process management services on certain competitive software platforms. The effect of this $20.9 million decline in outsourced business services revenue was offset in part by (i) $4.8 million of additional revenue from new Facets® hosted customers and from existing Facets® hosted customers whose membership increased during 2004 and (ii) $7.8 million in revenue from new business process management contracts for business administration customers and increased levels of transaction processing services for our existing customers. The increase of $6.3 million in software maintenance revenue was attributable to an $8.0 million increase in revenue from our Facets® health plans and NetworX™ customers due to new agreements and annual rate increases from our existing customers, offset by a decrease of $1.7 million in revenue from our benefits administration customers primarily due to the cancellation of certain QicLink™ maintenance agreements.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue decreased $13.7 million, or 11%, from $129.3 million in 2003 to $115.6 million in 2004. This decrease was the result of a $16.6 million decrease in consulting services revenue and a $2.8 million decrease in other non-recurring revenue, offset by a $5.6 million increase in software license sales. The decrease in consulting services revenue of $16.6 million was primarily related to the utilization of our consulting resources on certain fixed fee implementations and various other projects during 2004. The decrease in other non-recurring revenue of $2.8 million was due primarily to the absence in 2004 of termination fees and change of control fees realized in 2003, primarily related to Altius. Software license sales increased $5.6 million resulting from new software sales from our health plan customers, partially offset by a decrease in sales from our benefits administration customers.

Cost of Revenue. Cost of revenue decreased $54.4 million, or 24%, from $224.0 million in 2003 to $169.6 million in 2004. Of this decrease, $8.0 million related to recurring cost of revenue, $30.1 million related to non-recurring cost of revenue, and $16.3 million related to a net decrease in loss on contracts charges. As a percentage of total revenue, cost of revenue approximated 62% in 2004 and 77% in 2003.

Recurring Cost of Revenue. The decrease in recurring cost of revenue of $8.0 million resulted from (i) an $8.3 million decrease in costs related to the planned wind-down of our services to physician groups, (ii) a $1.9 million decrease related to the utilization of the loss on contracts reserve related to our physician group services, (iii) reduced costs of $9.2 million associated with the scheduled termination of our services for Altius, and (iv) a net increase of $11.4 million in additional recurring cost of revenue. These additional costs of $11.4 million included $1.9 million of higher personnel costs, $2.0 million of increased outsourced contractor services costs, $3.8 million of increased computer infrastructure costs, and $3.7 million in additional costs to support the continued growth in our outsourced business services for new and existing Facets® and benefits administration customers. As a percentage of total revenue, recurring cost of revenue approximated 68% in 2004 and 72% in 2003.

Non-recurring Cost of Revenue. The decrease in non-recurring cost of revenue of $30.1 million resulted from (i) a lower level of costs of $4.3 million associated with the wind-down of a large fixed fee implementation project, (ii) a $7.7 million decrease related to the utilization of the loss on contracts reserve related to a large fixed fee implementation, and (iii) a net decrease of $18.1 million in other non-recurring cost of revenue. The decreased costs of $18.1 million primarily resulted from reduced salaries and employee benefit costs of $4.7 million due to workforce reductions, $10.4 million of significantly reduced third-party contractor costs, $1.4 million of lower travel costs, and $5.8 million in reduced costs to support our consulting services business, offset in part by a $4.2 million royalty expense associated with a third-party vendor. As a percentage of total revenue, non-recurring cost of revenue approximated 55% in 2004 and 72% in 2003.

Loss on Contracts. Total net loss on contracts decreased $16.3 million from 2003 to 2004. Recurring revenue loss on contracts decreased $17.1 million from 2003 to 2004. The decrease was related to the reversal of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Non-recurring loss on contracts increased $853,000 year over year as the result of incremental hours required to complete the fixed fee implementation.

Gross Margin. The overall gross margin increased to 38% in 2004 from 23% in 2003. The increase in gross margin in 2004 was primarily the result of (i) higher utilization of consulting resources on more profitable projects, as well as lower costs associated with outside contractors, due to the wind-down of a large fixed fee implementation project in 2004, (ii) management’s decision to exit certain non-strategic and less profitable activities, and (iii) the significant reduction in costs related to the cost containment efforts initiated in the second quarter of 2004.

Research and Development (R&D) Expenses. R&D expenses increased $5.6 million, or 23%, to $30.4 million in 2004 from $24.8 million in 2003. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in 2004 and 9% in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $8.7 million in 2004 and $12.9 million in 2003), was 78% in 2004 and 66% in 2003.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $7.9 million, or 15%, to $60.0 million in 2004 from $52.1 million in 2003. The overall increase resulted primarily from (i) a $3.6 million increase in legal fees and litigation accruals and Sarbanes-Oxley compliance and, (ii) $4.3 million in increased corporate support costs related to the overall expansion of our business. As a percentage of total revenue, selling, general and administrative expenses approximated 22% in 2004 and 18% in 2003.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $6.7 million, or 61%, from $10.9 million in 2003 to $4.2 million in 2004. The decrease was due primarily to Facets® completed technology, which was fully amortized by the end of the third quarter of 2003, partially offset by the amortization of Diogenes intangible assets acquired in the second quarter of 2004.

Future amortization expense related to existing intangible assets is estimated to be as follows (in thousands):

For the years ending December 31,
2005	$2,881
2006	675
2007	660
2008	660
2009	221

Total	$5,097

Amortization expense related to existing intangible assets will vary from amounts identified above in the event we recognize impairment charges prior to the amortized useful life of any intangible assets.

Interest Income. Interest income decreased $387,000 or 40%, from $970,000 in 2003 to $583,000 in 2004. The decrease is due primarily to lower account balances on our investment accounts, lower interest rates on our operating account in 2004 compared to 2003, and the absence of an interest-bearing note, which was fully paid in the second quarter of 2004.

Interest Expense. Interest expense decreased $636,000, or 32%, from $2.0 million in 2003 to $1.4 million in 2004. The decrease relates primarily to the pay down of our capital leases and notes payable resulting in lower outstanding balances (including our secured term note) and lower interest rates on our previous revolving credit facility, which expired in December 2004. The decrease was partially offset by an increase in interest expense relating to our new revolving credit facility entered into in December 2004 and our note payable to IMS Health issued in connection with the repurchase of shares of our common stock from IMS Health in December 2004.

Provision for Income Taxes. Provision for income taxes was $1.1 million in 2004 and 2003. The provision for income taxes relates to state taxes. As of December 31, 2004, we have approximately $102.9 million in Federal net operating loss (“NOLs”) carry forwards, for which the related deferred tax assets are fully reserved for on our balance sheet.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

Revenue. Total revenue in 2003 increased $25.1 million, or 10%, to $290.3 million from $265.2 million in 2002. The increase primarily resulted from organic growth in software license sales, software maintenance, consulting services, and other non-recurring revenue, offset by a decrease in outsourced business services.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process management) and maintenance fees related to our software license contracts. Recurring revenue increased $1.8 million or 1%, to $161.0 million in 2003 from $159.2 million in 2002. This increase of $1.8 million consisted of an increase of $1.9 million in our software maintenance revenue, offset by a decrease of $106,000 of outsourced services revenue. The increase of $1.9 million was due to organic growth in our software maintenance revenue from our payer customers. The $106,000 net decrease was the result of: (i) a decrease in revenue from our non-Facets® payer customers totaling $1.1 million, (ii) a decrease in revenue from our physician group customers totaling $3.9 million, (iii) an increase in our benefits administration customers totaling $3.8 million, and (iv) $1.1 million increase in reimbursable out-of-pocket expenses.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services, and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue in 2003 increased $23.4 million, or 22%, to $129.4 million from $106.0 million in 2002. The increase of $23.4 million consisted of: (i) an organic increase of $13.6 million in software license revenue, of which $8.6 million related to our payer customers, and $5.0 million related to our benefits administration customers, (ii) an increase of $3.7 million in other non-recurring revenue, which includes termination fees of $1.5 million and $2.2 million of payments related to the change of control of Altius, and (iii) an increase of $6.1 million in our consulting services revenue. This $6.1 million increase in consulting services revenue consisted of: (a) $5.2 million increase in reimbursable out-of-pocket expenses, (b) a $1.0 million one-time adjustment of sales allowance which resulted from improved collections of aged receivables, and (c) a net decrease of $100,000 of consulting services, resulting from a $1.0 million increase in payer consulting services, a $700,000 increase in benefits administration consulting services, and a decrease of $1.8 million in physician group consulting services.

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

Gross Margin. The overall gross margin (revenue minus cost of revenue) decreased from 33% in 2002 to 23% in 2003. Several factors affect the gross margin, including the mix of recurring and non-recurring revenue and the utilization of our data centers. The decrease in the gross margin in 2003 was primarily the result of three issues: (i) the aforementioned loss of non-Facets® payer revenue and physician group revenue in late 2002 combined with the continued fixed costs associated with operating the data centers, (ii) decreased profit margin in our consulting business, which was the direct result of certain fixed-fee engagements, and (iii) the loss on contract charges for our physician group business and one of our large fixed fee implementation projects.

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

Selected Quarterly Results of Operations

This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period. The following table sets forth certain unaudited consolidated statements of operations data for the eight quarters ended December 31, 2004 (in thousands, except per share data):

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
			(2)	(2)	(2)		(1)	(1)
Revenue:
Recurring revenue	$38,419	$36,657	$41,603	$42,302	$40,522	$40,496	$40,662	$39,293
Non-recurring revenue	35,872	30,350	25,914	23,448	26,139	35,522	37,062	30,633

Total revenue	74,291	67,007	67,517	65,750	66,661	76,018	77,724	69,926

Cost of revenue:
Recurring revenue	23,288	23,299	28,959	32,279	28,730	28,862	29,640	28,580
Non-recurring revenue	20,107	12,662	15,184	15,173	24,052	24,889	24,049	20,254

	43,395	35,961	44,143	47,452	52,782	53,751	53,689	48,834

Recurring revenue – loss on contracts	—	—	(4,886)	(1,000)	11,271	—	—	—
Non-recurring revenue – loss on contracts	(455)	—	3,931	1,057	3,680	—	—	—

	(455)	—	(955)	57	14,951	—	—	—

Total cost of revenue	42,940	35,961	43,188	47,509	67,733	53,751	53,689	48,834

Gross profit (loss)	31,351	31,046	24,329	18,241	(1,072)	22,267	24,035	21,092

Operating expenses:
Research and development	8,055	7,354	7,863	7,126	6,281	6,334	6,286	5,922
Selling, general and administrative	15,322	16,155	14,443	14,060	11,711	11,172	15,253	14,002
Amortization of other intangible assets	1,157	976	1,160	951	951	3,324	3,324	3,309
Restructuring and impairment charges	—	—	—	—	3,769	—	—	—

Total operating expenses	24,534	24,485	23,466	22,137	22,712	20,830	24,863	23,233

Income (loss) from operations	6,817	6,561	863	(3,896)	(23,784)	1,437	(828)	(2,141)
Interest income	177	145	92	169	197	155	301	317
Interest expense	(322)	(311)	(324)	(412)	(490)	(483)	(487)	(545)

Income (loss) before provision for income taxes	6,672	6,395	631	(4,139)	(24,077)	1,109	(1,014)	(2,369)
Provision for income taxes	(281)	(420)	(200)	(200)	—	(479)	(345)	(300)

Net income (loss)	$6,391	$5,975	$431	$(4,339)	$(24,077)	$630	$(1,359)	$(2,669)

Net income (loss) per share:
Basic	$0.14	$0.13	$0.01	$(0.09)	$(0.52)	$0.01	$(0.03)	$(0.06)

Diluted	$0.13	$0.12	$0.01	$(0.09)	$(0.52)	$0.01	$(0.03)	$(0.06)

Shares used in computing net income (loss) per share:
Basic	46,488	47,067	46,869	46,752	46,478	46,307	46,006	45,880

Diluted	47,995	48,396	48,233	46,752	46,478	47,955	46,006	45,880

(1)	Effective July 1, 2003, we adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” ETIF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, total revenue and cost of revenue for the first and second quarters of 2003 include $900,000 and $1.2 million, respectively. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. However, amounts prior to fiscal year 2003 were not significant. This change in accounting policy had no effect on our consolidated financial position, results of operations or cash flows.

(2)	During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

As a result of our discussions and negotiations with our remaining physician group customers, we have been able to accelerate the termination of our services agreements with certain of these customers. In addition, we were able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of our remaining physician group customers. As a result of these actions, we reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. We will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to us.

Additionally, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. No additional loss on contracts charges were accrued in the third quarter of 2004. Subsequently, in the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed us to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was substantially completed by year-end 2004. Anticipated losses on fixed price contracts are accrued in the period when they become known.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock, and cash obtained from our acquisitions. As of December 31, 2004, we had cash, cash equivalents, and short-term investments totaling $73.1 million, which includes $1.5 million in restricted cash.

Cash provided by operating activities in 2004 was $35.8 million. Net cash provided during the period resulted from net income of $8.5 million, a net increase of $22.3 million from non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets and the loss on contracts, and a net increase of $5.0 million in operating assets and liability accounts. At the end of 2004, we billed certain software maintenance fees related to our proprietary software licenses for the following year. This resulted in a significant portion of cash received prior to year-end for the early billings. We expect to receive the remaining amounts due in the early part of 2005. Revenue on these software maintenance contracts is recognized ratably over the year in which it relates. We currently have Federal net operating loss (“NOLs”) carry forwards of $102.9 million, for which the related deferred tax assets are fully reserved for on our balance sheet and will be applied against future taxable income.

Cash used in investing activities of $1.2 million in 2004 was primarily the result of our purchase of $8.1 million in property and equipment and software licenses, $8.6 million in capitalization of software development costs, and a net $2.1 million payment for the acquisition of Diogenes, Inc. This use of cash was offset by proceeds from the net sale of $17.6 million in short-term investments.

Cash used in financing activities of $20.1 million in 2004 was primarily the result of payments made to reduce principal amounts under our notes payable and capital lease obligations of $14.8 million, payments of $9.4 million on our secured term note, and the repurchase of our common stock of $44.6 million, and net payments of $8.0 million on our revolving credit facility. This use of cash was offset by $1.2 million of proceeds from capital leases, $1.1 million of proceeds from borrowings under our debt facility, $1.8 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and proceeds from the sale of common stock of $44.6 million.

In September 2000, we entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility was secured by substantially all of our tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility were limited to and not to exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. We had the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there was a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeded the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee was payable in arrears on the first business day of each successive calendar month. The revolving credit facility contained covenants to which we were required to meet during the term of the agreement. These covenants required us to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibited us from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period.

In September 2001, we executed a $6.0 million Secured Term Note facility with the same lending institution that was providing the revolving credit facility. The Secured Term Note was secured by substantially all of our tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. We had the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The Secured Term Note contained the same covenants set forth in the revolving credit facility documents. On December 11, 2004, we paid the lender under the Secured Term Note $3.8 million, which was equal to the total principal and interest outstanding under the Secured Term Note. The Revolving Credit Note and Secured Term Note expired as scheduled on December 11, 2004.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2004, there was a principal balance of approximately $2.1 million remaining on the note.

In December 2004, we entered into a Credit Agreement with a new lending institution, which establishes a revolving credit facility of $50.0 million, subject to a maximum of two times our trailing twelve months EBITDA and fixed percentages of our recurring revenues. The new Credit Agreement expires on January 5, 2008. Principal outstanding under the facility will bear interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility will be subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaces our prior credit facility, which expired on December 11, 2004. As of December 31, 2004, we had outstanding borrowings on our current credit facility of $12.0 million. Covenants are not applicable under the credit facility until the first quarter of 2005. At December 31, 2004, we had $38.0 million available on our credit facility.

In December 2004, we entered into a Share Repurchase Agreement pursuant to which we purchased all of the 12,142,857 shares of our common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The shares owned by IMS Health were acquired in connection with the acquisition of Erisco in October 2000. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005. The cash portion of the purchase price was provided by ValueAct Capital immediately prior to the repurchase in exchange for receipt of 6,600,000 shares of our common stock. The Subordinated Promissory Note was repaid in full on January 21, 2005 from our cash accounts.

As of December 31, 2004, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $362,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarizes our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$39,600	$39,600	$—	$—	$—
Capital lease obligations	6,024	4,186	1,838	—	—
Operating leases	46,705	11,256	16,663	9,932	8,854
Other obligations	12,143	12,143	—	—	—

Total contractual obligations	$104,472	$67,185	$18,501	$9,932	$8,854

	Amount of Commitment Expiration Per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Line of credit	$12,000	$—	$12,000	$—	$—
Standby letters of credit	1,093	1,093	—	—	—
Credit reserve	362	362	—	—	—

Total other commercial commitments	$13,455	$1,455	$12,000	$—	$—

Other obligations include a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement. Payment will be made in 12 equal monthly installments, beginning in January 2005. The $8.0 million payment is being amortized equally over the term of the contract as a reduction to revenue. The hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination. Other obligations also include a $2.3 million deferred payment to be paid to the former shareholders of Diogenes, which was recorded as part of the purchase price as of December 2004. On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group Inc., a dispute involving technology agreements between us and Associated Third Party Administrators, a former QicLink™ customer. In its verdict, the jury awarded damages of approximately $1.85 million. We are considering various options to reduce or eliminate our exposure to the jury’s award, including appeal, and therefore we cannot predict when we will be required to fund some or all of the jury’s award.

Based on our current operating plan, we believe existing cash, cash equivalents, and short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2004, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $50.0 million revolving credit facility is the lending institution’s prime rate plus 1.0% and is payable monthly in arrears. The revolving credit facility expires in January 2008. As of December 31, 2004, we had outstanding borrowings on the revolving line of credit of $12.0 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of December 31, 2004, we had outstanding borrowings of $2.1 million.

In December 2004, we entered into a Share Repurchase agreement with IMS Health Incorporated (“IMS Health”) to purchase all of the 12,142,857 shares of our common stock owned by IMS Health. The purchase price was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005. As of December 31, 2004, we had outstanding borrowings of $37.4 million.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 3% and 6%.

We manage interest rate risk by investing excess funds in cash equivalents and short-term investments bearing variable interest rates, which are tied to various market indices. We also manage interest rate risk by closely managing our borrowings on our credit facility based on our operating needs in order to minimize the interest expense incurred. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

Item 8—Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated at Item 15(a)(1).

Item 9—Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of The TriZetto Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The TriZetto Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The TriZetto Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The TriZetto Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The TriZetto Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The TriZetto Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of The TriZetto Group, Inc. and our report dated February 11, 2004 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 11, 2005

Item 9B—Other Information

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

Item 14—Principal Accounting Fees and Services

The information required by this Item is set forth under the caption “Independent Registered Public Accountant” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit Number		Description of Exhibit
2.1	*	Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2	*	Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3	*	First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

3.1	*	Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2	*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3	*	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4	*	Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1	*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

4.2	*	Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

4.3	*	First Amendment to Rights Agreement, dated December 21, 2004, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (Incorporated by reference to Exhibit 2 of TriZetto’s Form 8A12G/A as filed with the SEC on December 21, 2004, File No. 000-27501)

10.1	*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2	*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3	*	Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4	*	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on August 18, 1999, File No. 333-84533)

10.5	*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6	*	Employment Agreement, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.7	*	Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

Exhibit Number		Description of Exhibit
10.8	*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.9	*	Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10	*	Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11	*	First Amended and Restated Investor Rights Agreement, dated April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis, TriZetto, and Series A and Series B Preferred Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12	*	Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13	*	Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14	*	First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.15	*	Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.16	*	Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.17	*	Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.18	*	Form of Voting Agreement (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

10.19	*	Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.20	*	Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.21	*	Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.22	*	Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.23	*	Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24	*	Amendment No. 2 to Loan and Security Agreement, dated December 28, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

Exhibit Number		Description of Exhibit
10.25	*	Second Amended and Restated Revolving Credit Note, dated December 28, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.26	*	Bank One Credit Facility (including Promissory Note, Business Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit 10.21 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)

10.27	*	Amendment to Bank One Credit Facility, dated June 22, 2000 (including Promissory Note Modification Agreement, Business Loan Agreement and Commercial Pledge and Security Agreement) (Incorporated by reference to Exhibit 10.27 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.28	*	Amendment to Bank One Credit Facility, dated November 4, 2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.29	*	Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.30	*	Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.31	*	Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2001, File No. 000-27501)

10.32	*	Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

10.33	*	Secured Term Note (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.34	*	Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.35	*	Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.36	*	Amended and Restated Secured Term Note (Incorporated by reference to Exhibit 10.36 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.37	*	Fourth Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.37 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.38	*	Amendment No. 4 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.38 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.39	*	Form of Restricted Stock Agreement Between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.40	*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.40 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2003, File No. 000-27501)

10.41	*	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.42	*	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003 (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.43	*	Form of Change of Control Agreement entered into by and between TriZetto and Certain Executive Officers of TriZetto (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

Exhibit Number		Description of Exhibit
10.44	*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.2 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.45	*	Third Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated February 16, 2004 (Incorporated by reference to Exhibit 10.3 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.46	*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on August 6, 2004, File No. 000-27501)

10.47	*	Form of 1998 Long-term Incentive Plan Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on November 9, 2004, File No. 000-27501)

10.48		Credit Agreement, dated December 21, 2004, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

10.49		Share Purchase Agreement, dated December 21, 2004, by and between TriZetto and IMS Health, Inc.

10.50		Subordinated Promissory Note, dated December 21, 2004, payable by TriZetto to IMS Health, Inc.

10.51		Letter Agreement between TriZetto and VA Partners, LLC dated December 5, 2004

14.1	*	Code of Ethics (Incorporated by reference to Exhibit 14.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

16.1	*	Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

21.1		Current Subsidiaries of TriZetto

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2005.

THE TRIZETTO GROUP, INC.

By:	/s/ JEFFREY H. MARGOLIS
Jeffrey H. Margolis, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Jeffrey H. Margolis and James C. Malone, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of The TriZetto Group, Inc. for the year ended December 31, 2004 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ JEFFREY H. MARGOLIS Jeffrey H. Margolis	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 14, 2005

/s/ JAMES C. MALONE James C. Malone	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	February 14, 2005

/s/ LOIS A. EVANS Lois A. Evans	Director	February 14, 2005

/s/ THOMAS B. JOHNSON Thomas B. Johnson	Director	February 14, 2005

/s/ WILLARD A. JOHNSON, JR. Willard A. Johnson, Jr.	Director	February 14, 2005

/s/ PAUL F. LEFORT Paul F. LeFort	Director	February 14, 2005

/s/ DONALD J. LOTHROP Donald J. Lothrop	Director	February 14, 2005

/s/ DAVID M. THOMAS David M. Thomas	Director	February 14, 2005

The TriZetto Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of The TriZetto Group, Inc.

We have audited the accompanying consolidated balance sheets of The TriZetto Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The TriZetto Group, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 11, 2005

The TriZetto Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$70,489	$56,026
Short-term investments	1,203	18,843
Restricted cash	1,455	1,478
Accounts receivable, less allowances of $1,692 and $4,932, respectively	52,483	37,349
Prepaid expenses and other current assets	7,873	7,015
Income tax receivable	91	577

Total current assets	133,594	121,288
Property and equipment, net	31,466	41,124
Capitalized software development costs, net	27,902	25,479
Goodwill	39,201	37,579
Other intangible assets, net	5,097	6,040
Other assets	2,624	1,798

Total assets	$239,884	$233,308

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$39,600	$9,742
Revolving line of credit	—	20,000
Capital lease obligations	4,186	5,178
Accounts payable	13,019	11,483
Accrued liabilities	37,585	33,379
Deferred revenue	39,520	23,422

Total current liabilities	133,910	103,204
Long-term notes payable	—	2,138
Long-term revolving line of credit	12,000	—
Other long-term liabilities	3,321	8,594
Capital lease obligations	1,838	5,017
Deferred revenue	1,882	832

Total liabilities	152,951	119,785

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; shares authorized: 4,000 (5,000 authorized net of 1,000 designated as Series A Junior Participating Preferred); shares issued and outstanding: zero in 2004 and 2003	—	—
Series A Junior Participating Preferred Stock: $0.001 par value; shares authorized: 1,000; shares issued and outstanding: zero in 2004 and 2003	—	—
Common stock: $0.001 par value; shares authorized: 95,000; shares issued and outstanding: 42,201 in 2004 and 46,870 in 2003	42	47
Additional paid-in capital	369,669	402,702
Deferred stock compensation	(2,873)	(863)
Accumulated deficit	(279,905)	(288,363)

Total stockholders’ equity	86,933	113,523

Total liabilities and stockholders’ equity	$239,884	$233,308

See accompanying notes.

The TriZetto Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Recurring revenue	$158,981	$160,973	$159,178
Non-recurring revenue	115,584	129,356	105,972

Total revenue	274,565	290,329	265,150

Cost of revenue:
Recurring revenue	107,825	115,812	114,509
Non-recurring revenue	63,126	93,244	63,311

	170,951	209,056	177,820

Recurring revenue – loss on contracts	(5,886)	11,271	—
Non-recurring revenue – loss on contracts	4,533	3,680	—

	(1,353)	14,951	—

Total cost of revenue	169,598	224,007	177,820

Gross profit	104,967	66,322	87,330

Operating expenses:
Research and development	30,398	24,823	21,911
Selling, general and administrative	59,980	52,138	53,966
Amortization of other intangible assets	4,244	10,908	28,027
Restructuring and impairment charges	—	3,769	651
Impairment of goodwill and other intangible assets	—	—	131,019

Total operating expenses	94,622	91,638	235,574

Income (loss) from operations	10,345	(25,316)	(148,244)
Interest income	583	970	1,609
Interest expense	(1,369)	(2,005)	(1,479)

Income (loss) before provision for income taxes	9,559	(26,351)	(148,114)
Provision for income taxes	(1,101)	(1,124)	(250)

Net income (loss)	$8,458	$(27,475)	$(148,364)

Net income (loss) per share:
Basic	$0.18	$(0.60)	$(3.28)

Diluted	$0.18	$(0.60)	$(3.28)

Shares used in computing net income (loss) per share:
Basic	46,794	46,170	45,256

Diluted	48,157	46,170	45,256

See accompanying notes.

The TriZetto Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2001	45,299	$45	$397,740	$(41)	$(4,265)	$—	$(112,524)	$280,955
Issuance of common stock for Infotrust Company	66	—	—	—	—	—	—	—
Deferred stock compensation related to stock grants	90	—	1,005	—	(1,005)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	2,953	—	—	2,953
Exercise of common stock options	323	1	264	—	—	—	—	265
Employee purchase of common stock	256	—	1,564	—	—	—	—	1,564
Write-off of uncollectible notes receivable	—	—	—	41	—	—	—	41
Net loss and comprehensive loss	—	—	—	—	—	—	(148,364)	(148,364)

Balance, December 31, 2002	46,034	46	400,573	—	(2,317)	—	(260,888)	137,414
Issuance of common stock in connection with prior acquisitions	85	—	37	—	—	—	—	37
Deferred stock compensation related to stock grants	100	—	385	—	(385)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,839	—	—	1,839
Exercise of common stock options	406	1	482	—	—	—	—	483
Employee purchase of common stock	270	—	1,362	—	—	—	—	1,362
Repurchase of common stock	(25)	—	(137)	—	—	—	—	(137)
Net loss and comprehensive loss	—	—	—	—	—	—	(27,475)	(27,475)

Balance, December 31, 2003	46,870	47	402,702	—	(863)	—	(288,363)	113,523
Issuance of common stock to ValueAct Capital	6,600	7	44,543	—	—	—	—	44,550
Deferred stock compensation related to stock grants	422	—	2,604	—	(2,604)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	594	—		594
Exercise of common stock options	255	—	661	—	—	—	—	661
Employee purchase of common stock	197	—	1,111	—	—	—	—	1,111
Repurchase of common stock from IMS	(12,143)	(12)	(81,952)	—	—	—	—	(81,964)
Net income and comprehensive income	—	—	—	—	—	—	8,458	8,458

Balance, December 31, 2004	42,201	$42	$369,669	$—	$(2,873)	$—	$(279,905)	$86,933

See accompanying notes.

The TriZetto Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$8,458	$(27,475)	$(148,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales allowance	(2,299)	(1,938)	3,638
Issuance of stock in connection with a prior acquisition	—	37	—
Amortization of deferred stock compensation	594	1,839	2,953
Forgiveness of notes receivable	—	—	68
Deferred income taxes	—	—	(647)
Loss on disposal of property and equipment	—	19	16
Depreciation and amortization	21,106	18,407	12,794
Amortization of other intangible assets	4,244	10,908	28,027
Loss on contracts	(1,353)	14,951	—
Loss on impairment of property and equipment and other assets	—	3,769	—
Impairment of goodwill and other intangible assets	—	—	131,019
Changes in assets and liabilities (net of acquisition):
Restricted cash	23	4,615	(3,860)
Accounts receivable	(12,940)	(2,564)	(4,565)
Prepaid expenses and other current assets	(982)	1,589	(2,739)
Income tax receivable	486	384	(886)
Accounts payable	1,488	726	2,648
Accrued liabilities	850	(8,437)	7,875
Deferred revenue	17,034	(491)	(8,352)
Other assets	(914)	366	7,244

Net cash provided by operating activities	35,795	16,705	26,869

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	17,640	9,348	(13,132)
Purchase of property and equipment and software licenses	(8,131)	(13,522)	(17,081)
Capitalization of software development costs	(8,610)	(12,916)	(11,622)
Purchase of intangible assets	—	(550)	(8,568)
Acquisitions, net of cash acquired	(2,138)	—	—
Payment of acquisition-related costs	—	—	(1,026)

Net cash used in investing activities	(1,239)	(17,640)	(51,429)

Cash flows from financing activities:
(Repayment of) proceeds from revolving line of credit, net	(8,000)	14,500	(7,644)
Proceeds from debt financing	1,110	2,215	—
Payments on notes payable	(1,429)	(2,637)	(3,022)
Proceeds from term note	—	—	15,000
Payments on term note	(9,375)	(5,625)	(5,400)
Payments on equipment line of credit	—	(155)	(717)
Proceeds from capital leases	1,150	5,327	7,752
Payments on capital leases	(5,321)	(5,205)	(3,745)
Proceeds from sale of common stock	44,550	—	—
Payment for repurchase of common stock	(44,550)	(137)	—
Employee exercises of stock options and purchase of common stock	1,772	1,845	1,828

Net cash (used in) provided by financing activities	(20,093)	10,128	4,052

Net increase (decrease) in cash and cash equivalents	14,463	9,193	(20,508)
Cash and cash equivalents at beginning of year	56,026	46,833	67,341

Cash and cash equivalents at end of year	$70,489	$56,026	$46,833

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

The TriZetto Group, Inc. (the “Company”) was incorporated in the state of Delaware on May 27, 1997. The Company develops, licenses and supports proprietary and third-party software products for the healthcare industry. The Company also provides hosting, applications management, business process management, consulting and other services primarily to the healthcare industry. The Company provides access to its hosted solutions either through the Internet or through traditional networks and sells its software and services to customers primarily in the United States.

2. Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Liquidity and capital resources

The Company has generated net income of $8.5 million for the year ended December 31, 2004, and incurred losses of $27.5 million and $148.4 million for the years ended December 31, 2003 and 2002, respectively, and has an accumulated deficit of $279.9 million at December 31, 2004. The Company has generated cash from operating activities of $35.8 million, $16.7 million and $26.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. The Company has total cash, cash equivalents, short-term investments and restricted cash of $73.1 million and a net working capital deficit of ($0.3) million at December 31, 2004. Based on the Company’s current operating plan, management believes existing cash, cash equivalents and short-term investment balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company’s working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of individual accounts.

Revenues or accounts receivable balances from any one customer do not exceed 10% of total revenue and total accounts receivable for the years ended December 31, 2004, 2003, or 2002, respectively.

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

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collection is probable and all other significant obligations have been fulfilled. The Company’s revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2004, approximately 58% of the Company’s total revenue was recurring and 42% was non-recurring.

The Company generates recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process management services, and the sale of maintenance and support for its proprietary software products. Recurring revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of the Company’s outsourcing agreements require it to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another entity’s Hardware”, and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

The Company also generates non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of its proprietary and third-party licensed products. The Company recognizes revenue for these services as they are performed, if contracted on a time and material basis, or using the percentage of completion method, if contracted on a fixed fee basis and when the Company can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated hours to complete. When the Company cannot reasonably estimate the cost to complete, revenue is recognized using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. The Company also generates non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing a customer’s connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The Company recognizes revenue for these services as they are performed using the percentage of completion basis and when the Company can reasonably estimate the cost of the set-up project. The Company also generates other non-recurring revenue, which includes certain contractual fees such as termination and change of control fees, and recognizes the revenue for these once the termination or change of control takes place and collection is reasonably assured.

Research and development expense and capitalized software development costs

Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological feasibility has been established, after which production costs are capitalized as software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalization ceases and amortization of capitalized software development costs begins when the software product is available for general release to customers.

Capitalized software development costs are amortized to cost of revenue on a straight-line basis over the estimated useful life of the related products, which is generally deemed to be five years. Software development costs capitalized for the years ended December 31, 2004, 2003 and 2002 was $8.6 million, $12.9 million, and $11.6 million, respectively. Amortization expense for the years ended December 31, 2004, 2003, and 2002 was $6.2 million, $3.5 million, and $977,000, respectively, and is included in cost of revenue.

Capitalized software development costs, net consist of the following (in thousands):

	Years Ended December 31,
	2004	2003
Capitalized software development costs	$38,662	$30,052
Less: accumulated amortization	(10,760)	(4,573)

	$27,902	$25,479

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $937,000, $1.7 million, and $2.7 million, respectively.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. The Company accounts for stock options granted under these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs of zero, $267,000 and $686,000 in 2004, 2003, and 2002, respectively, are reflected in net income (loss), net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$8,458	$(27,475)	$(148,364)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	267	686
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,889)	(5,254)	(6,205)

Pro forma net income (loss)	$3,569	$(32,462)	$(153,883)

Net income (loss) per share
Basic, as reported	$0.18	$(0.60)	$(3.28)
Diluted, as reported	$0.18	$(0.60)	$(3.28)
Basic, pro forma	$0.08	$(0.70)	$(3.40)
Diluted, pro forma	$0.07	$(0.70)	$(3.40)

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

The fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

	Years Ended December 31,
	2004	2003	2002
Expected volatility	50%	50%	50%
Risk-free interest rate	3.00%	3.00%	3.00%
Expected life	4 years	4 years	4 years
Expected dividends	—	—	—
Weighted average fair value	$2.81	$1.70	$5.31

Common stock repurchase program

During the second quarter of 2003, the Company repurchased 24,500 shares of common stock at a cost of $137,000. These shares were repurchased under the Company’s authorized repurchase program, which was approved in the first quarter of 2003 and expires on December 31, 2005. In addition, the Board of Directors have established certain parameters within which purchases of shares may be made, and a limit of $10.0 million on the aggregate dollar amount of the shares that may be purchased pursuant to the program. As of December 31, 2004, approximately $9.9 million was available for future repurchase of shares of common stock pursuant to Board of Director authorization.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Computation of earnings per share

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

	Years Ended December 31,
	2004	2003	2002
Basic and diluted:
Net income (loss)	$8,458	$(27,475)	$(148,364)

Weighted average shares outstanding (basic)	46,794	46,170	45,256
Effect of dilutive securities:
Unvested common shares outstanding	295	—	—
Unexercised stock options	1,068	—	—

Adjusted weighted average shares for diluted EPS	48,157	46,170	45,256

Basic earnings per share	$0.18	$(0.60)	$(3.28)

Diluted earnings per share	$0.18	$(0.60)	$(3.28)

If the Company had reported net income in 2003 and 2002, additional common share equivalents of 1,090,965 and 1,271,286, respectively, would have been included in the denominator for diluted earnings per share in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such date.

Comprehensive income (loss)

The Company has adopted the provisions of FASB Statement No. 130, “Comprehensive Income” (“Statement 130”). Statement 130 establishes standards for reporting and display of comprehensive income (loss) and its components for general-purpose financial statements. Comprehensive income (loss) is defined as net income (loss) plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income (loss) in accordance with U.S. generally accepted accounting principles.

Reclassifications

Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by Statement 123. As a result, beginning in the third quarter of 2005, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated statements of operations and earnings per share.

3. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock and stock option grants. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Years Ended December 31
	2004	2003	2002
Cost of revenue – recurring	$4	$476	$635
Cost of revenue – non-recurring	—	81	590
Research and development	24	212	237
Selling, general and administrative	566	1,070	1,491

Total	$594	$1,839	$2,953

4. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$29,534	$32,274
Furniture and fixtures	4,575	6,615
Equipment	4,084	4,744
Software	27,080	26,964
Leasehold improvements	4,151	3,873

	69,424	74,470
Less: Accumulated depreciation	(37,958)	(33,346)

	$31,466	$41,124

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $14.9 million, $14.9 million and $11.1 million, respectively. Included in property and equipment at December 31, 2004 and 2003 is equipment acquired under capital leases totaling approximately $20.5 million and $22.0 million, and related accumulated depreciation of $14.0 million and $10.4 million, respectively. The Company performed an evaluation of its long-lived assets in accordance with FASB Statement No. 144 and determined that some of its property and equipment was impaired as of December 31, 2003 due to the winding down of certain business lines. As a result, the Company recognized a restructuring and impairment charge of $4.0 million related to these assets in the fourth quarter of 2003. The assets were written off in the first quarter of 2004.

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following (in thousands):

	December 31,
	2004	2003	2002
Intangible assets not subject to amortization as of January 1, 2002
Goodwill	$39,201	$37,579	$188,162
Less: Accumulated amortization	—	—	(47,542)
Less: Impairment of goodwill	—	—	(103,041)

	$39,201	$37,579	$37,579

Other intangible assets subject to amortization
Customer lists	$2,300	$2,300	$38,946
Core technology and intellectual property	5,950	2,650	56,855
Consulting contracts	—	—	125
Software licenses	—	—	2,983
Tradenames	4,879	4,878	9,343

	13,129	9,828	108,252
Less: Accumulated amortization	(8,032)	(3,788)	(58,314)
Less: Impairment of other intangible assets	—	—	(33,540)

	$5,097	$6,040	$16,398

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company tested goodwill using the two-step process prescribed in Statement 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill as of March 31, 2002 and did not have an identification of potential impairment of its goodwill. After the fourth quarter of 2002 and before the issuance of the Company’s financial statements for the year ended December 31, 2002, the Company’s market capitalization decreased to a value that was less than its book value prior to any impairment charges. That decrease led the Company to conclude that there were sufficient indicators prior to December 31, 2002 to warrant an analysis of whether any portion of the Company’s recorded goodwill was impaired in the fourth quarter of 2002. The Company performed a review of the value of goodwill as of December 31, 2002 with the assistance of an independent valuation firm. Based on the valuation, which utilized a discounted cash flow valuation technique, the Company recorded a $97.5 million impairment charge net of related deferred tax liabilities of $5.5 million. The Company performed its annual impairment test on March 31, 2004, and this test did not reveal any further indications of impairment.

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

Amortization expense recorded for the years ended December 31, 2004, 2003, and 2002 related to the intangible assets that are subject to amortization was $4.2 million, $10.9 million and $28.0 million, respectively. The estimated aggregate amortization expense related to these intangible assets for the next five fiscal years is as follows (in thousands):

For the Years Ending December 31,
2005	$2,881
2006	675
2007	660
2008	660
2009	221

Total	$5,097

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued payroll and benefits	$18,560	$12,176
Accrued professional and litigation fees and settlements	3,251	2,352
Deferred acquisition payment	2,290	138
Loss on contracts	1,528	7,519
Restructuring and impairment charges	48	3,988
Accrued outside services	2,471	719
Accrued income and other taxes	2,509	1,809
Other	6,928	4,678

	$37,585	$33,379

7. Notes Payable and Lines of Credit

In September 2000, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution providing for a revolving credit facility in the maximum principal amount of $15.0 million. The revolving credit facility

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was secured by substantially all of its tangible and intangible property. In December 2002, the Loan and Security Agreement and Revolving Credit Note were further amended to provide for the maximum principal amount of $20.0 million and an expiration date of December 2004. Borrowings under the revolving credit facility were limited to and not to exceed 85% of qualified accounts, as defined in the Loan and Security Agreement. The Company had the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% payable in arrears on the first business day of each month. In addition, there was a monthly 0.0333% usage fee to the extent by which the maximum loan amount exceeded the average amount of the principal balance of the Revolving Loans during the preceding month. The usage fee was payable in arrears on the first business day of each successive calendar month. The revolving credit facility contained covenants to which the Company was required to meet during the term of the agreement. These covenants required the Company to maintain tangible net worth, as defined in the Loan and Security Agreement of at least $50.0 million, to generate recurring revenue and net earnings before interest, taxes, depreciation and amortization equal to at least 70% of the amount set forth in our operating plan, and to maintain a minimum cash balance of $35.0 million. In addition, these covenants prohibited the Company from paying any cash dividend, distributions and management fees as defined in the agreement and from incurring capital expenditures in excess of 120% of the amount set forth in our operating plan during any consecutive 6-month period.

In September 2001, the Company executed a $6.0 million Secured Term Note facility with the same lending institution that was providing the revolving credit facility. The Secured Term Note was secured by substantially all of its tangible and intangible property. Monthly principal payments of $200,000 were due under the note on the first of each month. Additionally, the note bore interest at prime plus 1% and was payable monthly in arrears. In December 2002, the Secured Term Note was amended to increase the total principal amount to $15.0 million. The Company had the option to pay interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25%, payable in arrears on the first business day of each quarter. The Secured Term Note contained the same covenants set forth in the revolving credit facility documents. On December 11, 2004, the Company paid the lender under the Secured Term Note $3.8 million, which was equal to the total principal and interest outstanding under the Secured Term Note. The Revolving Credit Note and Secured Term Note expired as scheduled on December 11, 2004.

In November 2001, the Company entered into an agreement with a financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR plus 3.13%. As of December 31, 2004, there was a principal balance of approximately $2.1 million remaining on the note.

In December 2004, the Company entered into a Credit Agreement with a new lending institution, which establishes a revolving credit facility of $50.0 million, subject to a maximum of two times the Company’s trailing twelve months EBITDA and fixed percentages of our recurring revenues. The new Credit Agreement expires on January 5, 2008. Principal outstanding under the facility will bear interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility will be subject to unused facility fees. In the event the Company terminates the Credit Agreement prior to its expiration, it will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, the Company has granted the lending institution a security interest in substantially all of its assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaces the Company’s prior credit facility, which expired on December 11, 2004. As of December 31, 2004, the Company had outstanding borrowings on its current credit facility of $12.0 million. Covenants are not applicable under the credit facility until the first quarter of 2005. At December 31, 2004, the Company had $38.0 million available on its credit facility.

On December 21, 2004, the Company and IMS Health Incorporated (“IMS Health”) entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares of the Company’s common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and payable in full on January 21, 2005. The cash portion of the purchase price was financed with the proceeds of the Company’s sale of 6,600,000 shares of its common stock to ValueAct Capital on December 21, 2004. The Subordinated Promissory Note was repaid in full on January 21, 2005 from the Company’s cash accounts.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable and lines of credit consist of the following at December 31 (in thousands):

	Notes Payable		Line of Credit
	2004	2003	2004	2003
Revolving credit facility of $50.0 million, interest at the lending institution’s prime rate plus 1% (6.25% at December 31, 2004), payable monthly in arrears	$—	$—	$12,000	$—
Revolving credit facility of $20.0 million, interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at borrower’s option, payable monthly in arrears, expired December 2004.	—	—	—	20,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (5.13% at December 31, 2004)	2,135	2,446	—	—
Secured Term Note of $15.0 million, due in quarterly installments through December 2004, interest at prime plus 1% or a fixed rate per annum equal to LIBOR plus 3.25% at borrower’s option, payable quarterly in arrears, expired December 2004	—	9,375	—	—
Note payable of $37.4 million issued in exchange for shares repurchased, interest fixed at 5.75%, principal and interest paid in full on January 21, 2005.	37,415	—	—	—
Other	50	59	—	—

Total notes payable and lines of credit	39,600	11,880	12,000	20,000
Less: Current portion	(39,600)	(9,742)	—	(20,000)

	$—	$2,138	$12,000	$—

Future principal payments of notes payable and line of credit at December 31, 2004 are as follows (in thousands):

For the Periods Ending December 31,	Notes Payable	Line of Credit
2005	$39,600	$—
2008	—	12,000

As of December 31, 2004, the Company has outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet. In addition, approximately $362,000 is held in a money market account in accordance with a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, the Company was required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on the balance sheet.

8. Related Party Transactions

In November 1999, in connection with the acquisition of Novalis Corporation, the Company received notes receivable in the aggregate amount of $475,000 from the eight former stockholders of Novalis. The notes represented the former stockholders’ agreement to repay all legal, financial and accounting fees and expenses incurred in connection with the acquisition. The notes accrued interest at 8% per annum and were payable in full one year from the date of acquisition. As of December 31, 2004, the remaining balance on the notes was $111,000, consisting of principal and interest, for which an allowance was recorded for the full amount of the receivable.

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. (“Erisco”), the Company entered into a software license agreement with IMS Health to which IMS Health would pay three annual installments of $1.0 million each for a total of $3.0 million beginning October 2000. As of December 31, 2003, the total of $3.0 million had been received and recognized as revenue. Approximately $1.0 million is included in recurring revenue in each year for 2003 and 2002.

In December 2000, in connection with the acquisition of Resource Information Management Systems, Inc. (“RIMS”), the Company acquired a facility lease agreement with Mill Street Properties with a future commitment of $3.1 million, for the rental of the 500 Technology Drive, Naperville, IL facility. Thomas Heimsoth and Terry Kirch, co-founders of RIMS, were also co-owners of Mill Street Properties. Effective December 10, 2003, the property was sold to an unrelated third party.

In December 2004, the Company also entered into a Share Purchase Agreement with IMS Health (See Note 7).

9. Commitments and Contingencies

The Company leases office space and equipment under noncancelable operating and capital leases, respectively, with various expiration dates through 2013. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $7.5 million, $8.0 million and $8.1 million, respectively. These amounts are net of sublease income of $522,000, $178,000 and $136,000, respectively.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate future minimum rentals to be received under noncancelable subleases as of December 31, 2004 is $146,000. Future minimum lease payments under noncancelable operating and capital leases at December 31, 2004 are as follows (in thousands):

For the Years Ending December 31,	Capital Leases	Operating Leases
2005	$4,573	$11,256
2006	1,675	9,947
2007	258	6,717
2008	—	5,471
2009	—	4,460
Thereafter	—	8,854

Total minimum lease payments	6,506	$46,705

Less: interest	(482)
Less: current portion	(4,186)

	$1,838

The Company has a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement. Payment will be made in 12 equal monthly installments, beginning in January 2005. The $8.0 million payment is being amortized equally over the term of the contract as a reduction in revenue. The hosting services agreement includes a termination provision whereby the customer is required to reimburse the Company for the difference of the $8.0 million payment and what has been amortized up to the date of termination.

The Company also has a commitment to pay the former shareholders of Diogenes a deferred payment of $2.3 million, pursuant to the acquisition agreement, which was recorded as part of the purchase price as of December 2004. The former shareholders of Diogenes will receive the payment on April 26, 2005.

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between the Company and Associated Third Party Administrators (“ATPA”), a former QicLink™ customer. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. The accompanying balance sheet as of December 31, 2004 includes a reserve of approximately $1.85 million, representing the Company’s estimated liability for this matter.

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

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, the Company believes that as of December 31, 2004, it is not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

10. Stockholders’ Equity

Common stock

On December 21, 2004, the Company and IMS Health entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares (“IMS Shares”) of the Company’s common stock, owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005. Immediately following the purchase of the IMS Shares, the Company placed 6,600,000 of such shares with ValueAct Capital for an aggregate purchase price of $44.6 million, or $6.75 per share. The Company will hold the remaining 5,542,857 shares as treasury stock.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of preferred stockholders. The holders of each share of common stock are entitled to one vote.

Stock option plans

In May 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Stock Option Plan”) under which the Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) may issue incentive and non-qualified stock options to employees, directors and consultants. The Committee had the authority to determine to whom options will be granted, the number of shares and the term and exercise price. Options were to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options will not be less than 110% of fair market value. The options generally vest and became exercisable annually at a rate of 25% of the option grant over a four-year period. The term of the options would be no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

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

In March 2004, the Board of Directors of the Company amended and restated the 1998 Stock Option Plan, renaming it the 1998 Long-Term Incentive Plan (the “Plan”). As amended, the Plan permits the granting of the following types of awards: options, share appreciation rights, restricted and unrestricted share awards, deferred share units, and performance awards. The principal changes made to the 1998 Stock Option Plan pursuant to this amendment and restatement are as follows: (i) renaming it “The TriZetto Group, Inc. 1998 Long-term Incentive Plan,” (ii) increasing the numbers of shares available for issuance by 2,000,000 (from 11,000,000 to 13,000,000 shares), (iii) adding provisions that permit awards other than options, and (iv) modifying the Committee’s discretion to administer the Plan and past or future awards. The terms and conditions of all options outstanding under the 1998 Stock Option Plan immediately before the effective date of this amendment and restatement shall continue to be governed by the terms and conditions of the 1998 Stock Option Plan (and the respective instruments evidencing each such option) as in effect on the date each such option was granted; provided, however, that any one or more provisions of the amended and restated Plan, may, in the Committee’s discretion, be extended to one or more of such options (subject to the participant’s written consent of any adverse changes).

At December 31, 2004, the Company had reserved approximately 11,105,357 shares of common stock for issuance upon exercise of stock options and shares issuable under its stock option plans.

Activity under the two plans was as follows (in thousands, except per share data):

	Outstanding Options
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2001	2,177	6,128	$0.25 – $ 63.25	$11.56
Additional options reserved	800	—
Granted	(1,156)	1,156	4.95 – 15.00	11.96
Exercised	—	(323)	0.25 – 12.81	0.82
Cancelled	582	(582)	0.25 – 57.50	14.71

Balances, December 31, 2002	2,403	6,379	0.25 – 63.25	11.89
Additional options reserved	1,200	—
Granted	(1,784)	1,784	3.34 – 7.77	3.73
Exercised	—	(406)	0.25 – 6.50	1.19
Cancelled	942	(942)	1.00 – 57.50	12.87

Balances, December 31, 2003	2,761	6,815	0.25 – 63.25	10.26
Additional options reserved	2,000	—
Granted	(2,442)	2,442	5.86 – 7.07	6.64
Exercised	—	(255)	0.25 – 6.50	2.59
Cancelled	1,314	(1,314)	1.00 – 63.25	10.41

Balances, December 31, 2004	3,633	7,688	$0.25 – $ 62.35	$9.33

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows (in thousands, except per share data):

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
	Weighted Average
Range of Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $2.60	343	3.94	$0.71	343	$0.71
$3.34 - $4.11	1,203	8.15	3.54	467	3.52
$4.40 - $6.85	2,328	8.70	6.58	254	6.40
$7.02 - $7.77	381	7.63	7.10	179	7.07
$9.25 - $12.50	1,780	6.61	11.50	981	11.53
$12.69 - $15.25	1,445	5.74	14.81	1,425	14.84
$17.81 - $20.25	99	5.07	19.88	99	19.88
$35.44 - $38.98	46	5.07	37.01	46	37.01
$57.50 - $63.25	63	5.13	59.35	32	57.50

	7,688	7.21	9.33	3,826	11.17

At December 31, 2004, 2003, and 2002, options exercisable under the plans were 3,825,989, 3,527,773, and 2,688,938, respectively.

Employee Stock Purchase Plan

In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock were reserved for issuance under the original Stock Purchase Plan. The Stock Purchase Plan was amended on May 14, 2003, increasing the number of common stock reserved for issuance to 1,100,000 shares, of which 145,787 remain available for issuance at December 31, 2004. Employees are eligible to participate once they have been employed for at least 90 days before the offering period and are employed for at least 20 hours per week. Employees who own more than 5% of the Company’s outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000.

The Stock Purchase Plan was implemented by six-month offerings with purchases occurring at six-month intervals commencing January 1, 2000. The purchase price of the common stock under the Stock Purchase Plan will be equal to 85% of the fair market value per share of common stock on either the start date of the offering period or on the purchase date, whichever is less. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan in 2004, 2003, and 2002 were 196,806, 269,516, and 256,333, at a weighted average purchase price of $5.65, $5.05, and $6.10 per share, respectively.

Deferred stock compensation

The Company records deferred stock compensation related to stock options granted to employees, where the exercise price is lower than the fair market value of the Company’s common stock on the date of the grant. Additionally, the Company records deferred stock compensation for the issuance of restricted stock to certain employees related to acquisitions and to certain employees to encourage continued service with the Company – see “Restricted Stock.” As of December 31, 2004, the Company had approximately $2.9 million of unamortized deferred stock compensation. The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock awarded. Amortization of deferred stock compensation expense was $594,000, $1.8 million, and $3.0 million in 2004, 2003, and 2002, respectively.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future amortization expense related to deferred stock compensation is estimated to be as follows (in thousands):

For the years ending December 31,
2005	$990
2006	850
2007	648
2008	385

Total	$2,873

Shareholder rights plan

In September 2000, the Company’s Board of Directors adopted a shareholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, distributed to stockholders of record on or after October 19, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an initial exercise price of $75 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price, common stock of the Company having a market value at that time of twice the Right’s exercise price. If the Company is later acquired in a merger or similar transaction, all holders of Rights (other than the Acquiring Person) may, for $75.00, purchase shares of the acquiring corporation with a market value of $150.00. Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation ValueAct Capital with respect to the shares of the Company’s common stock acquired by it on December 21, 2004. As a result, their holdings will not cause the Rights to become exercisable or nonredeemable or trigger the other features of the Rights. The Rights will expire on October 2, 2010, unless earlier redeemed by the Board at $0.001 per Right.

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

Restricted stock

The Company has recorded a total of $3.0 million, $388,000 and $1.1 million of deferred stock compensation in 2004, 2003 and 2002, respectively, for the issuance of restricted stock. The valuation of restricted stock is calculated based on the fair market value on the date of grant and is amortized over the vesting period of the underlying restricted stock award, which ranges from two to four years. There were approximately 986,000 shares of restricted stock outstanding at December 31, 2004, of which 543,000 shares were unvested. Pursuant to the restricted stock agreements, the Company shall cancel any unvested shares of common stock upon termination of services. The number of shares and valuation of restricted stock at December 31, 2004, is summarized in the table below (in thousands, except for per share data):

	Number of Shares	Price Range	Valuation
Balances, December 31, 2001	374	$11.94 - $17.31	$2,900
Granted	94	4.68 - 12.75	1,096
Cancelled	(4)		(61)
Mark-to-market valuation	—		(47)
Amortization	—		(1,973)

Balances, December 31, 2002	464	4.68 - 17.31	1,915
Granted	100	3.88	388
Cancelled	—		—
Mark-to-market valuation	—		18
Amortization	—		(1,458)

Balances, December 31, 2003	564	3.88 - 17.31	863
Granted	460	5.86 - 7.07	3,009
Cancelled	(38)		(405)
Mark-to-market valuation	—		—
Amortization	—		(594)

Balances, December 31, 2004	986	$3.88 - $17.31	$2,873

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$(555)
State	1,101	1,124	1,452

	1,101	1,124	897

Deferred:
Federal	—	—	395
State	—	—	(1,042)

	—	—	(647)

Provision for income taxes	$1,101	$1,124	$250

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004 and 2003, are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Current	Long Term	Current	Long Term
Deferred tax assets:
Reserves and accruals	$4,178	$1,066	$9,899	$3,019
Deferred compensation	—	253	—	344
Other	42	28	57	31
State taxes	134	—	—	—
Acquired intangible assets	—	139	—	—
Net operating losses and capital losses	—	40,219	—	31,536
Tax credits	—	1,009	—	1,009

Deferred tax assets	4,354	42,714	9,956	35,939

Deferred tax liabilities:
Deferred revenue	(2,705)	—	(2,960)	—
Depreciation	—	(2,790)	—	(4,969)
State taxes	—	(989)	(384)	(482)
Capitalized software	—	(11,328)	—	(10,346)
Acquired intangible assets	—	—	—	(215)

Deferred tax liabilities	(2,705)	(15,107)	(3,344)	(16,012)

Net deferred tax assets before valuation allowance	1,649	27,607	6,612	19,927
Valuation allowance	(1,649)	(27,607)	(6,612)	(19,927)

Net deferred taxes	$—	$—	$—	$—

The valuation allowance on the deferred tax assets was $29.3 million and $26.5 million as of December 31, 2004 and 2003, respectively. The net change in the valuation allowance was an increase during 2004 due to the acquisition of net deferred tax assets of Diogenes, offset partially by a decrease due to current year activity.

If and when the Company decreases the valuation allowance on its deferred tax asset, approximately $23.2 million will be allocated to income tax benefit, $4.5 million will be recorded as an adjustment to goodwill, and $1.6 million will be recorded as an adjustment to equity for the benefit of employee stock option exercises.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the statutory rate as shown in the following schedule (in thousands):

	Years Ended December 31,
	2004	2003	2002
Tax expense (benefit) at federal statutory rate	$3,250	$(8,959)	$(50,358)
State income taxes	1,101	742	271
Change in valuation allowance	(3,498)	9,305	15,712
Goodwill impairment	—	—	33,142
Amortization of deferred stock compensation	—	(127)	464
Tax credits	—	—	910
Other	65	—	(394)
Nondeductible items	183	163	503

	$1,101	$1,124	$250

Federal tax loss carryforwards at December 31, 2004 are approximately $102.9 million. The federal tax loss carryforwards will start to expire beginning in 2010. State tax loss carryforwards at December 31, 2004 are approximately $77.5 million. The state tax loss carryforwards will start to expire beginning in 2005. Approximately $14.0 million of the federal and state tax loss carryforwards are related to net operating losses obtained in connection with the Diogenes acquisition. Such net operating losses are subject to limitations in accordance with IRC Section 382.

12. Employee Benefit Plan

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

Effective January 1, 2001, the Company provides a discretionary matching contribution to the 401(k) Plan in the amount of $0.50 for each $1.00 contributed to the Plan, up to 6% of pay. Employees must be employed on the last day of the Plan Year (December 31) to receive the match. The match has a three-year vesting period after which the employee will be 100% vested. The Company’s cash contributions to the 401(k) plan in 2004, 2003, and 2002 were $2.1 million, $2.1 million, and $2.0 million, respectively.

13. Acquisition

Diogenes, Inc.

On April 26, 2004, the Company acquired all of the issued and outstanding shares of Diogenes, Inc. (“Diogenes”). Diogenes develops and markets transaction-messaging software, which provides EDI-class transaction processing across the Internet. This software is used for handling healthcare claims and other business transactions. The final purchase price as of December 31, 2004 was approximately $5.4 million, which consisted of cash payments of $2.2 million, assumed liabilities of $433,000, deferred payments of $2.3 million, and acquisition-related costs of $458,900. The former shareholders of Diogenes will receive the payment of $2.3 million on the first anniversary of the closing date, which will be paid in either cash or the Company’s common stock, at the option of the Company. The Company has also determined that pro forma results prior to the acquisition were not significant.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $4.9 million and was allocated to goodwill and other intangible assets. Other intangibles are being amortized over a period of 60 months from the date of acquisition.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation for the acquisition described above was based on the estimated fair value of the assets, on the date of purchase as follows (in thousands):

Diogenes
Total current assets	$155
Property, plant, equipment and other noncurrent assets	308
Goodwill	1,622
Other intangible assets	3,300

Total purchase price	$5,385

14. Restructuring and Impairment Charges

In December 2001, the Company initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. The initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for as part of the restructuring initiative in fiscal year 2001. The remaining accrued restructuring balance as of December 31, 2004 was $48,000, which represents the Company’s future commitments related to facility closures.

The following table summarizes the activities in the Company’s restructuring reserves as of December 31, 2004 (in thousands):

	Costs for Terminated Employees	Facility Closures	Total
Restructuring charges in 2001	$959	$2,419	$3,378
Restructuring charges in 2002	651	—	651
Restructuring recoveries in 2003	—	(280)	(280)
Cash payments in 2001	(91)	—	(91)
Cash payments in 2002	(1,519)	(1,037)	(2,556)
Cash payments in 2003	—	(917)	(917)
Cash payments in 2004	—	(137)	(137)

Accrued restructuring charges, December 31, 2004	$—	$48	$48

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

15. Loss on Contracts

During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing physician group customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

As a result of its discussions and negotiations with its remaining physician group customers, the Company has been able to accelerate the termination of its services agreements with certain of these customers. In addition, the Company has been able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of its remaining physician group customers. As a result of these actions, the Company reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. The Company will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to the Company.

Additionally, the Company determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $1.1 million and $3.9 million loss on contracts charges to

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of revenue in the first and second quarters of 2004, respectively. No additional loss on contracts charges were accrued in the third quarter of 2004. Subsequently, in the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed the Company to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was substantially completed by year-end 2004. Anticipated losses on fixed price contracts are accrued in the period when they become known.

The following table summarizes the activities in the Company’s loss on contracts reserves (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contract charges, December 31, 2003	$11,271	$3,680	$14,951
(Decrease) increase in estimate of loss	(5,886)	4,533	(1,353)
Net loss applied against accrual	(2,105)	(7,729)	(9,834)

Accrued loss on contracts, December 31, 2004	3,280	484	3,764
Less: Current portion	(1,044)	(484)	(1,528)

	$2,236	$—	$2,236

16. Supplemental Cash Flow Disclosures (in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Supplemental disclosures for cash flow information
Cash paid for interest	$1,486	$2,034	$1,479
Cash paid for income taxes	1,189	704	1,782
Noncash investing and financing activities
Assets acquired through capital lease	1,151	96	1,508
Deferred stock compensation	2,604	385	1,005
Common stock issued for acquisitions	—	37	—
Note payable in exchange for repurchase of shares	37,414	—	—

17. Segment Information

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

Recurring and non-recurring revenue by type of similar products and services are as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Outsourced business services	$89,916	$98,193	$98,299
Software maintenance	69,065	62,780	60,879

Recurring revenue	158,981	160,973	159,178

Software license fees	51,308	45,688	32,131
Consulting services	63,424	79,989	73,841
Other non-recurring revenue	852	3,679	—

Non-recurring revenue	115,584	129,356	105,972

Total revenue	$274,565	$290,329	$265,150

The Company’s assets are all located in the United States and the Company’s sales were primarily to customers located in the United States.

The TriZetto Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Quarterly Financial Data (unaudited and in thousands)

	Net Revenue	Gross Profit (Loss)	Net (Loss) Income	Basic (Loss) Income Per Share	Diluted (Loss) Income Per Share
Fiscal year 2004
First quarter (2)	$65,750	$18,241	$(4,339)	$(0.09)	$(0.09)
Second quarter (2)	67,517	24,329	431	0.01	0.01
Third quarter (2)	67,007	31,046	5,975	0.13	0.12
Fourth quarter (2)	74,291	31,351	6,391	0.14	0.13
Fiscal year 2003
First quarter (1)	$69,926	$21,092	$(2,669)	$(0.06)	$(0.06)
Second quarter (1)	77,724	24,035	(1,359)	(0.03)	(0.03)
Third quarter	76,018	22,267	630	0.01	0.01
Fourth quarter (2)	66,661	(1,072)	(24,077)	(0.52)	(0.52)

(1)	Effective July 1, 2003, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” ETIF 01-14 requires companies to recognize travel and other reimbursable expenses billed to customers as revenue. As a result of the adoption of EITF 01-14, total revenue and cost of revenue for the first and second quarters of 2003 include $900,000 and $1.2 million, respectively. Before the adoption of EITF 01-14, such reimbursable expenses are reflected as a reduction in cost of revenue. However, amounts prior to fiscal year 2003 were not significant. This change in accounting policy had no effect on the Company’s consolidated financial position, results of operations or cash flows.

(2)	During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. Additionally, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003.

As a result of its discussions and negotiations with its remaining physician group customers, the Company has been able to accelerate the termination of its services agreements with certain of these customers. In addition, the Company has been able to implement cost cutting measures during the second quarter of 2004 that have reduced the expected cost to support certain of its remaining physician group customers. As a result of these actions, the Company reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. The Company will continue to assess this accrual on a quarterly basis to reflect the latest status of customer agreements known to the Company.

Additionally, the Company determined that the large fixed fee implementation project would require a greater effort to complete that previously estimated. As a result, the Company accrued an additional $1.1 million and $3.9 million loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. No additional loss on contracts charges were accrued in the third quarter of 2004. Subsequently, in the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed the Company to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was substantially completed by year-end 2004. Anticipated losses on fixed price contracts are accrued in the period when they become known.

Item 15

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
		(1)	(2)
Allowance for doubtful accounts
Year ended December 31, 2002	$5,443	$1,675	$1,722	$5,396
Year ended December 31, 2003	$5,396	$(1,874)	$1,154	$2,368
Year ended December 31, 2004	$2,368	$(1,010)	$639	$719
Sales allowances
Year ended December 31, 2002	$793	$1,963	$(296)	$3,052
Year ended December 31, 2003	$3,052	$(64)	$424	$2,564
Year ended December 31, 2004	$2,564	$(1,289)	$302	$973
Deferred tax valuation allowance
Year ended December 31, 2002	$—	$17,146	$—	$17,146
Year ended December 31, 2003	$17,146	$9,391	$—	$26,537
Year ended December 31, 2004	$26,537	$(2,719)	$—	$29,256

(1)	In 2003 and 2004, adjustments to the allowance for doubtful accounts and sales allowance were the result of the collections of aged receivables.
(2)	Deductions include the net effect of write-offs and recoveries of uncollectible amounts with respect to accounts receivable.

S-1