Form 10-Q
period 2005-03-31
TRIZETTO GROUP INC
filed 2005-05-09
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27501

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

As of May 2, 2005, 42,367,780 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,594	$70,489
Short-term investments	—	1,203
Restricted cash	1,459	1,455
Accounts receivable, net	49,806	52,483
Prepaid expenses and other current assets	9,630	7,964

Total current assets	113,489	133,594
Property and equipment, net	26,883	31,466
Capitalized software development costs, net	28,205	27,902
Goodwill	39,201	39,201
Other intangible assets, net	4,214	5,097
Other assets	2,477	2,624

Total assets	$214,469	$239,884

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term notes payable	$2,991	$39,600
Capital lease obligations	3,566	4,186
Accounts payable	10,481	13,019
Accrued liabilities	27,014	37,585
Deferred revenue	49,562	39,520

Total current liabilities	93,614	133,910
Long-term line of credit	23,000	12,000
Capital lease obligations	1,195	1,838
Deferred revenue	1,650	1,882
Other long-term liabilities	2,882	3,321

Total liabilities	122,341	152,951

Commitments and contingencies
Stockholders’ equity:
Common stock	42	42
Additional paid-in capital	370,315	369,669
Deferred stock compensation	(2,622)	(2,873)
Accumulated deficit	(275,607)	(279,905)

Total stockholders’ equity	92,128	86,933

Total liabilities and stockholders’ equity	$214,469	$239,884

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Recurring revenue	$39,023	$42,302
Non-recurring revenue	32,795	23,448

Total revenue	71,818	65,750

Cost of revenue:
Recurring revenue	23,398	32,279
Non-recurring revenue	16,211	15,173

	39,609	47,452

Recurring revenue – loss on contracts	—	(1,000)
Non-recurring revenue – loss on contracts	—	1,057

	—	57

Total cost of revenue	39,609	47,509

Gross profit	32,209	18,241

Operating expenses:
Research and development	8,481	7,126
Selling, general and administrative	18,102	14,060
Amortization of other intangible assets	883	951

Total operating expenses	27,466	22,137

Income (loss) from operations	4,743	(3,896)
Interest income	189	169
Interest expense	(359)	(412)

Income (loss) before provision for income taxes	4,573	(4,139)
Provision for income taxes	(275)	(200)

Net income (loss)	$4,298	$(4,339)

Net income (loss) per share:
Basic	$0.10	$(0.09)

Diluted	$0.10	$(0.09)

Shares used in computing net income (loss) per share:
Basic	41,714	46,752

Diluted	43,934	46,752

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,298	$(4,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Benefit from) provision for doubtful accounts and sales allowance	(120)	424
Amortization of deferred stock compensation	251	112
Depreciation and amortization	5,588	4,846
Amortization of other intangible assets	883	951
Loss on contracts	—	57
Changes in assets and liabilities:
Restricted cash	(4)	12
Accounts receivable	2,923	(8,434)
Prepaid expenses and other current assets	(1,792)	(1,049)
Other assets	147	254
Accounts payable	(2,538)	1,007
Accrued liabilities	(10,851)	(4,024)
Deferred revenue	9,810	15,798

Net cash provided by operating activities	8,595	5,615

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	1,203	(8,497)
Financing (purchase) of property and equipment and software licenses	615	(660)
Capitalization of software development costs	(2,082)	(2,484)

Net cash used in investing activities	(264)	(11,641)

Cash flows from financing activities:
Proceeds from revolving line of credit	23,000	—
Proceeds from debt financing	928	—
Payments on revolving line of credit	(12,000)	—
Payments on notes payable	(37,537)	(129)
Payments on term note	—	(1,875)
Payments on capital leases	(1,263)	(1,311)
Employee exercise of stock options	646	160

Net cash used in financing activities	(26,226)	(3,155)

Net decrease in cash and cash equivalents	(17,895)	(9,181)
Cash and cash equivalents, beginning of period	70,489	56,026

Cash and cash equivalents, end of period	$52,594	$46,845

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 14, 2005.

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

	Three Months Ended March 31,
	2005	2004
BASIC AND DILUTED:
Net income (loss)	$4,298	$(4,339)

Weighted average shares outstanding (basic)	41,714	46,752
Effect of dilutive securities:
Unvested common shares outstanding	526	—
Stock options	1,694	—

Adjusted weighted average shares for diluted EPS	43,934	46,752

Basic earnings per share	$0.10	$(0.09)

Diluted earnings per share	$0.10	$(0.09)

If the Company had reported net income in the three months ended March 31, 2004, additional common share equivalents of 1,398,652 would have been included in the denominator for diluted earnings per share in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted earnings per share calculation because such equivalents were antidilutive as of such date.

3. Stock-based Compensation

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. The Company accounts for stock options granted under these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$4,298	$(4,339)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,857)	(1,154)

Pro forma net income (loss)	$2,441	$(5,493)

Net income (loss) per share
Basic, as reported	$0.10	$(0.09)

Diluted, as reported	$0.10	$(0.09)

Basic, pro forma	$0.06	$(0.12)

Diluted, pro forma	$0.06	$(0.12)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and SAB No. 107, “Share-Based Payment,” in the three months ended March 31, 2005, the Company refined its volatility assumption from 0.50 to 0.55 based on implied volatility, and changed its risk-free interest rate assumption from 3.0% to 3.7% to more accurately reflect the most current risk-free interest rate at the time of the Company’s most recent stock option grant. The Company believes that its current assumptions generate a more representative estimate of fair value.

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

4. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock and stock option grants. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cost of revenue – recurring	$—	$4
Research and development	6	6
Selling, general and administrative	245	102

Total	$251	$112

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$414	$438
Cash paid for income taxes	400	48
Deferred stock compensation	—	662

6. Notes Payables and Line of Credit

The following table is a summary of the Company’s notes payables and line of credit (in thousands):

	Notes Payable		Line of Credit
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Revolving credit facility of $50.0 million, interest at the lending institution’s prime rate plus 1% (6.75% at March 31, 2005) payable monthly in arrears	$—	$—	$23,000	$12,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (5.15% at March 31, 2005)	2,063	2,135	—	—
Note payable of $37.4 million to finance shares repurchased, interest fixed at 5.75%, principal and interest paid in full on January 21, 2005	—	37,415	—	—
Other	928	50	—	—

Total notes payable and line of credit	2,991	39,600	23,000	12,000
Less: current portion	(2,991)	(39,600)	—	—

	$—	$—	$23,000	$12,000

As of March 31, 2005, the Company had outstanding borrowings on its current credit facility of $23.0 million, with $27.0 million available on its credit facility. As of March 31, 2005, the Company was in compliance with all of the covenants under the revolving credit facility.

On December 21, 2004, the Company and IMS Health Incorporated (“IMS Health”) entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares of the Company’s common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was repaid in full on January 21, 2005 from the Company’s cash accounts. The cash portion of the purchase price was financed with the proceeds of the Company’s sale of 6,600,000 shares of its common stock to ValueAct Capital on December 21, 2004.

7. Loss on Contracts

During the fourth quarter of 2003 and as part of the Company’s business planning process for 2004, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. As a result of its discussions and negotiations with its remaining physician group customers, the Company was able to accelerate the termination of its services agreements with certain of these customers. In addition, the Company implemented cost cutting measures during the second quarter of 2004 that reduced the expected future costs to support certain of its remaining physician group customers. As a result of these actions, the Company reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contracts charges to cost of revenue. Early in the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers. The terms of these termination agreements specify a transition period during which time the Company must continue to provide hosting services. The Company will not be fully released from its obligations and potential claims until a period of time following that transition period. Consistent with past practice, once the transition period is substantially completed and the Company is no longer obligated to provide services, the Company will reevaluate its remaining loss accrual.

In addition, in December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003. The Company subsequently determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $1.1 million and $3.9 million loss on contract charges to cost of revenue in the first and second quarters of 2004, respectively. In the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed the Company to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter 2005.

The following table summarizes the activities in the Company’s loss on contracts reserves (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contracts, December 31, 2004	$3,280	$484	$3,764
Net loss applied against accrual	(216)	(484)	(700)

Accrued loss on contracts, March 31, 2005	$3,064	$—	$3,064

8. Litigation

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company accrued for the additional $500,000 of costs in the first quarter of 2005.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement.

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, the Company believes that as of March 31, 2005, it was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

9. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision to SFAS 123 and supersedes APB 25 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. For most public companies, the delay will eliminate the comparability issues that would have arisen from adopting FAS 123R in the middle of their fiscal years as originally called for by FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is evaluating both the requirements under SFAS 123R and potential adoption dates and has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Such adoption may have a substantial impact on the Company’s consolidated statements of operations and earnings per share.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K under the caption “Risk Factors”: (i) we have a history of operating losses and we cannot predict if we will be able to sustain our positive net income, (ii) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (iii) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate, (iv) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (v) our sales cycles are long and unpredictable, (vi) consolidation of healthcare payer organizations and benefits administrators could decrease the number of our existing and potential customers, (vii) some of our significant customers may develop their own software solutions, which could decrease the demand for our products, (viii) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (ix) we rely on third-party software vendors for components of our software products, (x) we have sustained rapid growth, and our inability to manage this growth could harm our business, (xi) our acquisition strategy may disrupt our business and require additional financing, (xii) our need for additional financing is uncertain as is our ability to raise capital if required, (xiii) our business will suffer if our software products contain errors, (xiv) we could lose customers and revenue if we fail to meet the performance standards and other obligations in our contracts, (xv) if our ability to expand our network and computing infrastructure is constrained in any way, we could lose customers and damage our operating results, (xvi) performance or security problems with our systems could damage our business, (xvii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xviii) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xix) any failure or inability to protect our technology and confidential information could adversely affect our business, (xx) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xxi) part of our business will suffer if health plan customers do not accept Internet solutions, (xxii) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xxiii) changes in government regulation of the healthcare industry could adversely affect our business, and (xxiv) part of our business is subject to government regulation relating to the Internet that could impair our operations. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted primarily to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web interface tools, Defined Contribution and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 363 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the first quarter of 2005, these markets represented 87% and 13% of our total revenue, respectively. In the first quarter of 2005, we were no longer providing services to physician group customers, with the exception of two remaining contracts. We executed termination agreements for both of these two remaining customers early in the second quarter of 2005.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income (loss). Total revenue for the first quarter of 2005 was $71.8 million compared to $65.8 million for the same period in 2004. Recurring revenue for the first quarter of 2005 was $39.0 million compared to $42.3 million for the same period in 2004. Non-recurring revenue for the first quarter of 2005 was $32.8 million compared to $23.4 million for the same period in 2004. Bookings for the first quarter of 2005 were $53.1 million compared to $81.0 million for the same period in 2004. Backlog at March 31, 2005 was $604.8 million compared to $508.9 million at March 31, 2004. Gross profit was $32.2 million for the first quarter in 2005 compared to $18.2 million for the same period in 2004. Net income in the first quarter of 2005 was $4.3 million compared to a net loss of $4.3 million for the same period in 2004. These financial comparisons are further explained in the section below, “Results of Operations.”

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process outsourcing services, and the sale of maintenance and support for our proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary, and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs, and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

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

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. We terminated our services agreement with Altius effective May 31, 2004. Revenue from the Altius services agreement was $9.3 million in 2004 through the date of termination of the services agreement.

In late 2003, a management decision was made to exit certain non-strategic and less profitable activities. This decision included winding-down services related to our physician group customers, as well as the planned elimination of our hosting and business process outsourcing services for two competing third-party software platforms. As of January 1, 2005, we had reached termination agreements with all but two of these physician group customers. Early in the second quarter of 2005, we executed termination agreements with these two customers. The terms of these termination agreements specify a transition period during which time we must continue to provide hosting services. We will not be fully released from our obligations and potential claims until a period of time following that transition period. Consistent with past practice, once the transition period is substantially completed and we are no longer obligated to provide services, we will reevaluate our remaining loss accrual.

In the second quarter of 2004, we initiated certain cost containment efforts, which included workforce reductions, modifications to certain employee benefit programs and other actions. We realized a significant portion of these benefits in the third and fourth quarters of 2004 and will continue to benefit from certain of these cost containment efforts during 2005.

In December 2004, our management and administrative services agreement with Preferred Health Networks, Inc. (“PHN”), was amended to substantially reduce the scope of our hosting and business process outsourcing services. These reduced services are expected to terminate in August 2005 when PHN completes the wind-down of its operations. Revenue from the PHN management and administrative services agreement was $6.4 million in 2004 through the date of termination of the services agreement.

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

This is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K as filed with the SEC on February 14, 2005.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the three months ended March 31, 2005, approximately 54% of our total revenue was recurring and 46% was non-recurring.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For arrangements containing multiple elements, such as software license fees, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate non-recurring revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method until such time that the estimate to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed and collection is reasonably assured.

Up-front Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees as of March 31, 2005 were $2.8 million.

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

Loss on Contracts. During the fourth quarter of 2003 and as part of our business planning process for 2004, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total of $11.3 million of losses through 2008, until the remaining terms of these agreements expire. This amount was charged to cost of revenue during the fourth quarter of 2003. As a result of our discussions and negotiations with our remaining physician group customers, we were able to accelerate the termination of our services agreements with certain of these customers. In addition, we implemented cost cutting measures during the second quarter of 2004 that reduced the expected future costs to support certain of our remaining physician group customers. As a result of these actions, we reversed approximately $1.0 million and $4.9 million in the first and second quarters of 2004, respectively, of previously accrued loss on contract charges to cost of revenue. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. The terms of these termination agreements specify a transition period during which time we must continue to provide hosting services. We will not be fully released from our obligations and potential claims until a period of time following that transition period. Consistent with past practice, once the transition period is substantially completed and we are no longer obligated to provide services, we will reevaluate our remaining loss accrual.

In addition, we negotiated a settlement in December 2003 regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that the project would generate a total of $3.7 million of losses until its completion, which was expected to occur in mid-2004. This amount was charged to cost of revenue in the fourth quarter of 2003. Subsequently, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $1.1 million and $3.9 million loss on contracts charges to cost of revenue in the first and second quarters of 2004, respectively. Subsequently, in the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and allowed us to reverse approximately $455,000 in loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter 2005. Anticipated losses on fixed price contracts are accrued in the period when they become known.

Impairment of Goodwill and Other Intangible Assets. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002. We performed our annual impairment test on March 31, 2005, and this test did not reveal any further indications of impairment.

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

Income Taxes. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of all of the deferred tax asset will be not realized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. For most public companies, the delay will eliminate the comparability issues that would have arisen from adopting FAS 123R in the middle of their fiscal years as originally called for by FAS 123R. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. Under the SEC’s rule, FAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are evaluating both the requirements under SFAS 123R and potential adoption dates, and have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Such adoption may have a substantial impact on our consolidated statements of operations and earnings per share.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three months ended March 31, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2005		2004
Revenue by customer type:
Health plans	$62,262	87%	$52,447	79%
Benefits administrator	9,480	13%	10,952	17%
Provider	76	—	2,351	4%

Total revenue	$71,818	100%	$65,750	100%

Revenue mix:
Recurring revenue
Outsourced business services	$19,411	50%	$26,494	63%
Software maintenance	19,612	50%	15,808	37%

Recurring revenue total	39,023	100%	42,302	100%

Non-recurring revenue
Software license fees	16,224	49%	11,301	48%
Consulting services	16,571	51%	11,832	51%
Other non-recurring revenue	—	—	315	1%

Non-recurring revenue total	32,795	100%	23,448	100%

Total revenue	$71,818		$65,750

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

Our 12-month and total backlog data are as follows (in thousands):

	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
12-month backlog:
Recurring revenue	$148,000	$144,500	$147,900	$145,200	$152,500
Non-recurring revenue	24,000	28,600	23,300	19,300	9,100

Total	$172,000	$173,100	$171,200	$164,500	$161,600

Total backlog:
Recurring revenue	$580,300	$555,800	$558,700	$544,800	$499,800
Non-recurring revenue	24,500	29,200	27,900	22,100	9,100

Total	$604,800	$585,000	$586,600	$566,900	$508,900

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

	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
Quarterly Bookings	$53,100	$58,800	$75,000	$120,500	$81,000

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004

Revenue. Total revenue increased $6.0 million, or 9%, to $71.8 million in the first quarter of 2005 from $65.8 million for the same period in 2004. Of this increase, $9.3 million related to non-recurring revenue, which was offset by a decrease of $3.3 million in recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $3.3 million, or 8%, from $42.3 million in the first quarter of 2004 to $39.0 million for the same period in 2005. This decrease was the result of a $7.1 million decline in outsourced business services, offset in part by an increase of $3.8 million in software maintenance revenue. The overall decrease in outsourced business services revenue primarily resulted from (i) a $5.5 million decline caused by the scheduled termination of our services for Altius, (ii) a $1.9 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a $1.6 million decline resulting from the termination of our services for PHN, and (iv) a $1.5 million decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms. The effect of this $10.5 million decline in outsourced business services revenue was offset in part by (i) $2.9 million of additional revenue primarily from new Facets® hosted customers and (ii) $463,000 in revenue from increased levels of transaction processing services for our existing benefits administrator customers. The increase of $3.8 million in software maintenance revenue was attributable primarily to an increase in revenue from our Facets® health plans, NetworX™, HealthWeb® and CareAdvance™ customers due to new agreements and annual rate increases from our existing customers.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue, which includes certain contractual fees such as termination fees and change of control fees. Non-recurring revenue increased $9.3 million, or 40%, to $32.8 million in the first quarter of 2005 from $23.4 million for the same period in 2004. This increase was the result of a $4.8 million increase in consulting services revenue and a $4.9 million increase in software license sales, offset in part by a $315,000 decrease in other non-recurring revenue. The increase in consulting services revenue of $4.8 million was primarily related to (i) an increase of $7.8 million from higher utilization of consulting resources on more profitable implementation projects and (ii) a decrease of $3.0 million resulting from the completion of implementations successfully transitioned into our hosted environment. Software license sales also increased $4.9 million as a result of new software sales to our health plan customers, partially offset by a decrease in sales from our benefits administrator customers. The decrease in other non-recurring revenue of $315,000 was due primarily to a decrease in termination fees in the first quarter of 2005.

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

Cost of Revenue. Cost of revenue decreased $7.9 million, or 17%, from $47.5 million in the first quarter of 2004 to $39.6 million for the same period in 2005. Of this decrease, $8.9 million related to recurring cost of revenue and $57,000 related to a net decrease in loss on contracts charges. These decreases were offset in part by an increase of $1.0 million in non-recurring cost of revenue. As a percentage of total revenue, cost of revenue approximated 55% in the first quarter of 2005 and 72% for the same period in 2004.

Recurring Cost of Revenue. The decrease in recurring cost of revenue of $8.9 million resulted from (i) reduced costs of $4.4 million associated with the scheduled termination of our services for Altius, (ii) a net decrease of $3.9 million due to reduced personnel costs, higher utilization of internal resources versus outsourced contractors for data center support, lower infrastructure and other reduced costs related to cost containment efforts, and (iii) a decline of $634,000 related to the termination of our services for PHN. As a percentage of recurring revenue, recurring cost of revenue approximated 60% in the first quarter of 2005 and 76% for the same period in 2004.

Non-recurring Cost of Revenue. The increase in non-recurring cost of revenue of $1.0 million resulted from (i) an increase of $1.1 million in the amortization of capitalized software development products related to an increase in products ready for general release, (ii) a $1.0 million royalty expense in the first quarter of 2005 associated with a third-party vendor, and (iii) a net decrease of $1.1 million in other non-recurring cost of revenue. The decreased costs of $1.1 million included reduced personnel costs, as well as reduced third-party contractor costs and lower travel expenses as a result of the completion of a certain fixed-fee implementation project and our cost containment efforts initiated in 2004. As a percentage of non-recurring revenue, non-recurring cost of revenue approximated 49% in the first quarter of 2005 and 65% for the same period in 2004.

Loss on Contracts. Total net loss on contracts in the first quarter of 2004 was $57,000 and zero for the same period in 2005. Recurring revenue loss on contracts increased $1.0 million, which was related to the reversal in the first quarter of 2004 of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Non-recurring loss on contracts decreased $1.1 million as the result of incremental hours required in the first quarter of 2004 to complete the fixed fee implementation.

Gross Margin. The overall gross margin increased to 45% in the first quarter of 2005 from 28% for the same period in 2004. The increase in gross margin in the first quarter of 2005 was primarily the result of (i) higher utilization of consulting resources on more profitable implementation projects, (ii) higher software license sales, (iii) management’s decision to exit certain non-strategic and less profitable activities, and (iv) reductions in cost related to the cost containment efforts initiated in the second quarter of 2004.

Research and Development (R&D) Expenses. R&D expenses increased $1.4 million, or 19%, to $8.5 million in the first quarter of 2005 from $7.1 million for the same period in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to develop CareAdvance™ care management software and continued development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 12% in the first quarter of 2005 and 11% for the same period in 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.1 million in the first quarter of 2005 and $2.5 million for the same period in 2004), was 80% in the first quarter of 2005 and 74% for the same period in 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.0 million, or 29%, to $18.1 million in the first quarter of 2005 from $14.1 million for the same period in 2004. The overall increase resulted primarily from (i) $1.8 million in higher personnel costs, including costs associated with certain executive hires in late 2004, (ii) a $1.3 million increase in professional fees related to legal, audit and Sarbanes-Oxley compliance, and (iii) approximately $900,000 in costs for facility lease terminations and other corporate support costs. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the first quarter of 2005 and 21% for the same period in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $68,000, or 7%, from $951,000 in the first quarter of 2004 to $883,000 for the same period in 2005. The decrease was due primarily to certain intangible assets acquired in fiscal year 2002, which were fully amortized in early 2005, partially offset by the amortization of intangible assets acquired in the second quarter of 2004.

Interest Income. Interest income increased $20,000, or 12%, to $189,000 in the first quarter of 2005 from $169,000 for the same period in 2004. The increase is due primarily to higher account balances on our money market accounts.

Interest Expense. Interest expense decreased $53,000 or 13%, from $412,000 in the first quarter of 2004 to $359,000 for the same period in 2005. The decrease relates primarily to lower balances on our capital leases and notes payable in the first quarter of 2005 compared to the same period in 2004, offset in part by interest incurred on the IMS Health note payable which was fully repaid in January 2005.

Provision for Income Taxes. Provision for income taxes was $275,000 in the first quarter of 2005 compared to $200,000 for the same period in 2004. The provision for income taxes increased primarily due to applicability of Alternative Minimum Tax on current year operating income. The Company’s effective tax rate was 6% for the three-month period ended March 31, 2005, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The effective tax rate for the three-month period ended March 31, 2004 represented a negative amount.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash flows from operations, private financings, borrowing under our debt facility, public offerings of our common stock, and cash obtained from our acquisitions. As of March 31, 2005, we had cash and cash equivalents totaling $54.1 million, which includes $1.5 million in restricted cash.

Cash provided by operating activities in the first quarter of 2005 was $8.6 million. Net cash provided during the period resulted from net income of $4.3 million and a net increase of $6.6 million from non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, offset in part by a net decrease of $2.3 million in operating asset and liability accounts. As of December 31, 2004, we had NOL carryforwards of $102.9 million, for which the related deferred tax assets are fully reserved for on our balance sheet and will be applied against future taxable income.

Cash used in investing activities of $264,000 in the first quarter of 2005 was primarily the result of $2.1 million in capitalization of software development costs, offset in part by proceeds from the net sale of $1.2 million in short-term investments and the financing of approximately $615,000 of capitalized equipment primarily due to purchases previously accrued which were subsequently financed under an operating lease.

Cash used in financing activities of $26.2 million in the first quarter of 2005 was primarily the result of payments made to reduce principal outstanding amounts on notes payable and capital lease obligations of $38.8 million, which included the repayment in full of our note payable to IMS Health of $37.4 million to finance the shares repurchased in December 2004. This use of cash was offset in part by $11.0 million of proceeds from net borrowings under our revolving credit facility, $928,000 of proceeds from new debt financing, and $646,000 of proceeds from the issuance of common stock related to employee exercises of stock options.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2005, there was a principal balance of approximately $2.1 million remaining on the note.

In December 2004, we entered into a Credit Agreement with a lending institution, which established a revolving credit facility of $50.0 million, subject to a maximum of two times our trailing twelve months EBITDA and fixed percentages of our recurring revenues. The new Credit Agreement expires on January 5, 2008. Principal outstanding under the facility bears interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility are subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaces our prior credit facility, which expired on December 11, 2004. As of March 31, 2005, we had outstanding borrowings on our current credit facility of $23.0 million, with $27.0 million available on our credit facility. As of March 31, 2005, we were in compliance with all of the covenants under the revolving line of credit facility.

In December 2004, we entered into a Share Repurchase Agreement pursuant to which we purchased all of the 12,142,857 shares of our common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The shares owned by IMS Health were acquired in connection with the acquisition of Erisco in October 2000. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005 from our cash accounts. The cash portion of the purchase price was financed with the proceeds of the sale of 6,600,000 shares of our common stock to ValueAct Capital on December 21, 2004.

As of March 31, 2005, we have outstanding six unused standby letters of credit in the aggregate amount of $1.1 million which serve as security deposits for certain capital leases, property and insurance policy. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $363,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarize our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,991	$2,991	$—	$—	$—
Capital lease obligations	4,761	3,566	1,195	—	—
Operating leases	45,185	11,462	16,336	9,391	7,996
Other obligations	10,894	10,894	—	—	—

Total contractual obligations	$63,831	$28,913	$17,531	$9,391	$7,996

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of credit	$23,000	$—	$23,000	$—	$—
Standby letters of credit	1,097	789	—	—	308
Credit reserve	363	363	—	—	—

Total other commercial commitments	$24,460	$1,152	$23,000	$—	$308

Other obligations include (i) $6.0 million related to a commitment to pay a customer in connection with a long-term hosting services agreement, (ii) a $2.5 million deferred payment to former shareholders of Diogenes, and (iii) $2.4 million for damages and other fees associated with a judgment in the case of Associated Third Party Administrators v. The TriZetto Group, Inc. The $6.0 million relates to a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement, of which $2.0 million has been paid in the first quarter of 2005 (payments are made in equal monthly installments of approximately $667,000). The upfront fee is being amortized equally over the term of the contract as a reduction to revenue. The long-term hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination. Other obligations also include a $2.5 million deferred payment to be paid to the former shareholders of Diogenes a guaranteed payment and was recorded as part of the purchase price. This obligation was paid in full on April 26, 2005, the anniversary date of the Diogenes acquisition. In addition, on October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group Inc., a dispute involving technology agreements between us and Associated Third Party Administrators, a former QicLink™ customer. In its verdict, the jury awarded damages of approximately $1.85 million. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. We are considering various options to reduce or eliminate our exposure to the jury’s award, including appeal, and therefore we cannot predict when we will be required to fund some or all of the jury’s award.

Based on our current operating plan, we believe that existing cash, cash equivalents and short-term investment balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2005, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $50.0 million revolving credit facility is the lending institution’s prime rate plus 1.0% and is payable monthly in arrears. The revolving credit facility expires in January 2008. As of March 31, 2005, we had outstanding borrowings on the revolving line of credit of $23.0 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of March 31, 2005, we had outstanding borrowings of $2.1 million.

In December 2004, we entered into a Share Repurchase agreement with IMS Health to purchase all of the 12,142,857 shares of our common stock owned by IMS Health. The purchase price was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005.

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 3% and 6%.

We manage interest rate risk by closely managing our borrowings on our credit facility based on our operating needs in order to minimize the interest expense incurred. As a result, we do not believe that near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and us. In its verdict, the jury found that we made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company accrued for the additional $500,000 of costs in the first quarter of 2005.

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

In addition to the matters described above, and from time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Although we are unable at this time to predict the outcome of the McKesson lawsuit, we believe that as of March 31, 2005, we were not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 6. Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1	Executive Employment Agreement dated April 6, 2005 between the Company and Jeffrey H. Margolis (incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.2	Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: May 9, 2005	By:	/S/ JAMES C. MALONE
James C. Malone (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Executive Employment Agreement dated April 6, 2005 between the Company and Jeffrey H. Margolis (incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.2	Cash Bonus Plan (incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002