Form 10-Q
period 2005-06-30
TRIZETTO GROUP INC
filed 2005-08-05
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, 42,898,028 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,807	$70,489
Short-term investments	—	1,203
Restricted cash	1,544	1,455
Accounts receivable, net	45,387	52,483
Prepaid expenses and other current assets	9,940	7,964

Total current assets	111,678	133,594
Property and equipment, net	25,139	31,466
Capitalized software development costs, net	28,294	27,902
Goodwill	39,455	39,201
Other intangible assets, net	3,357	5,097
Other assets	4,605	2,624

Total assets	$212,528	$239,884

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term notes payable	$2,950	$39,600
Capital lease obligations	2,960	4,186
Accounts payable	11,540	13,019
Accrued liabilities	27,113	37,585
Deferred revenue	40,527	39,520

Total current liabilities	85,090	133,910
Long-term line of credit	23,000	12,000
Capital lease obligations	697	1,838
Deferred revenue	1,498	1,882
Other long-term liabilities	1,371	3,321

Total liabilities	111,656	152,951

Commitments and contingencies
Stockholders’ equity:
Common stock	43	42
Additional paid-in capital	374,649	369,669
Deferred stock compensation	(3,192)	(2,873)
Accumulated deficit	(270,628)	(279,905)

Total stockholders’ equity	100,872	86,933

Total liabilities and stockholders’ equity	$212,528	$239,884

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Recurring revenue	$40,116	$41,603	$79,139	$83,905
Non-recurring revenue	32,392	25,914	65,187	49,362

Total revenue	72,508	67,517	144,326	133,267

Cost of revenue:
Recurring revenue	24,769	28,959	48,167	61,238
Non-recurring revenue	17,214	15,184	33,425	30,357

	41,983	44,143	81,592	91,595

Recurring revenue – loss on contracts	(2,877)	(4,886)	(2,877)	(5,886)
Non-recurring revenue – loss on contracts	—	3,931	—	4,988

	(2,877)	(955)	(2,877)	(898)

Total cost of revenue	39,106	43,188	78,715	90,697

Gross profit	33,402	24,329	65,611	42,570

Operating expenses:
Research and development	8,434	7,863	16,915	14,989
Selling, general and administrative	18,775	14,443	36,877	28,503
Amortization of other intangible assets	857	1,160	1,740	2,111

Total operating expenses	28,066	23,466	55,532	45,603

Income (loss) from operations	5,336	863	10,079	(3,033)
Interest income	182	92	371	261
Interest expense	(178)	(324)	(537)	(736)

Income (loss) before provision for income taxes	5,340	631	9,913	(3,508)
Provision for income taxes	(361)	(200)	(636)	(400)

Net income (loss)	$4,979	$431	$9,277	$(3,908)

Net income (loss) per share:
Basic	$0.12	$0.01	$0.22	$(0.08)

Diluted	$0.11	$0.01	$0.21	$(0.08)

Shares used in computing net income (loss) per share:
Basic	41,988	46,869	41,852	46,811

Diluted	44,816	48,233	44,383	46,811

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,277	$(3,908)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Benefit from doubtful accounts and sales allowance	(612)	(1,933)
Amortization of deferred stock compensation	544	217
Depreciation and amortization	11,501	10,136
Amortization of other intangible assets	1,740	2,111
Loss on contracts	(2,877)	(898)
Loss on disposal of assets	37	—
Changes in assets and liabilities:
Restricted cash	(89)	24
Accounts receivable	7,834	(4,725)
Prepaid expenses and other current assets	(2,223)	(3,060)
Income tax receivable	92	594
Notes receivable	29	10
Other assets	(1,982)	127
Accounts payable	(1,479)	4,372
Accrued liabilities	(9,490)	(7,973)
Deferred revenue	623	7,032

Net cash provided by operating activities	12,925	2,126

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	1,203	(1,257)
Purchase of property and equipment and software licenses	(1,640)	(1,498)
Capitalization of software development costs	(4,124)	(4,635)
Acquisitions, net of cash acquired	—	(2,049)

Net cash used in investing activities	(4,561)	(9,439)

Cash flows from financing activities:
Proceeds from revolving line of credit	39,000	—
Proceeds from debt financing	1,511	1,110
Payments on revolving line of credit	(28,000)	—
Payments on notes payable	(38,161)	(566)
Payments on term note	—	(3,750)
Payments on capital leases	(2,514)	(2,594)
Employee exercise of stock options and purchase of common stock	4,118	1,091

Net cash used in financing activities	(24,046)	(4,709)

Net decrease in cash and cash equivalents	(15,682)	(12,022)
Cash and cash equivalents, beginning of period	70,489	56,026

Cash and cash equivalents, end of period	$54,807	$44,004

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 14, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
BASIC AND DILUTED:
Net income (loss)	$4,979	$431	$9,277	$(3,908)

Weighted average shares outstanding (basic)	41,988	46,869	41,852	46,811
Effect of dilutive securities:
Unvested common shares outstanding	535	261	531	—
Stock options	2,293	1,103	2,000	—

Adjusted weighted average shares for diluted EPS	44,816	48,233	44,383	46,811

Basic earnings per share	$0.12	$0.01	$0.22	$(0.08)

Diluted earnings per share	$0.11	$0.01	$0.21	$(0.08)

If the Company had reported net income in the six months ended June 30, 2004, additional common share equivalents of 1,381,315 would have been included in the denominator for diluted earnings per share in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted earnings per share calculation because such equivalents were antidilutive as of such date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$4,979	$431	$9,277	$(3,908)

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,291)	(1,032)	(3,148)	(2,186)

Pro forma net income (loss)	$3,688	$(601)	$6,129	$(6,094)

Net income (loss) per share
Basic, as reported	$0.12	$0.01	$0.22	$(0.08)

Diluted, as reported	$0.11	$0.01	$0.21	$(0.08)

Basic, pro forma	$0.09	$(0.01)	$0.15	$(0.13)

Diluted, pro forma	$0.08	$(0.01)	$0.14	$(0.13)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and SAB No. 107, “Share-Based Payment,” in the first quarter of 2005, the Company refined its volatility assumption from 0.50 to 0.55 based on implied volatility, and changed its risk-free interest rate assumption from 3.0% to 3.7% to more accurately reflect the most current risk-free interest rate at the time of the Company’s most recent stock option grant. The Company believes that its current assumptions generate a more representative estimate of fair value.

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants are anticipated to be made each year.

4. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of revenue – recurring	$—	$—	$—	$4
Research and development	8	6	14	12
Selling, general and administrative	285	99	530	201

Total	$293	$105	$544	$217

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$595	$796
Cash paid for income taxes	542	169
Deferred stock compensation	863	735
Assets acquired through capital lease	147	—

6. Notes Payables and Line of Credit

The following table is a summary of the Company’s notes payables and line of credit (in thousands):

	Notes Payable		Line of Credit
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Revolving credit facility of $50.0 million, interest at the lending institution’s prime rate plus 1% (7.25% at June 30, 2005) payable monthly in arrears	$—	$—	$23,000	$12,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (6.22% at June 30, 2005)	1,989	2,135	—	—
Note payable of $37.4 million to finance shares repurchased, interest fixed at 5.75%, principal and interest paid in full on January 21, 2005	—	37,415	—	—
Other	961	50	—	—

Total notes payable and line of credit	2,950	39,600	23,000	12,000
Less: current portion	(2,950)	(39,600)	—	—

	$—	$—	$23,000	$12,000

As of June 30, 2005, the Company had outstanding borrowings on its current revolving credit facility of $23.0 million, with $27.0 million available on this facility. As of June 30, 2005 the Company was in compliance with all of the covenants under the credit facility.

On December 21, 2004, the Company and IMS Health Incorporated (“IMS Health”) entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares of the Company’s common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was repaid in full on January 21, 2005 from the Company’s cash accounts. The cash portion of the purchase price was financed with the proceeds of the Company’s sale of 6,600,000 shares of its common stock to Value Act Capital on December 21, 2004.

7. Loss on Contracts

During the fourth quarter of 2003, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements from this business would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, the Company was able to accelerate the termination of its services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support its remaining customers. As a result of these actions, the Company was able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers. The Company continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed the Company to reverse the remaining balance in its loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, the Company determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $5.0 million of loss on contract charges in the first six months of 2004. In the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.

The following table summarizes the activities in the Company’s loss on contracts reserves in the first six months of 2005 (in thousands):

	Physician Group	Consulting	Total
Accrued loss on contracts, December 31, 2004	$3,280	$484	$3,764
Net loss applied against accrual	(216)	(484)	(700)

Accrued loss on contracts, March 31, 2005	3,064	—	3,064
Decrease in estimate of loss	(2,877)	—	(2,877)
Net loss applied against accrual	(187)	—	(187)

Accrued loss on contracts, June 30, 2005	$—	$—	$—

8. Litigation

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court, which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement, which was recorded as a receivable as of June 30, 2005. The full amount of this receivable was collected in July 2005.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement. The Company has not accrued any liability related to this lawsuit as the Company does not believe as of June 30, 2005, that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney and other defense costs related to this matter are being expensed at the time such costs are incurred.

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, the Company believes that as of June 30, 2005, it was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

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

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is evaluating both the requirements under SFAS 123R and potential adoption dates and has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Such adoption could have a substantial impact on the Company’s consolidated statements of operations and earnings per share.

Cautionary Statement

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks, which are outlined in more detail in our Form 10-K, filed with the Securities and Exchange Commission on February 14, 2005, under the caption “Risk Factors”: (i) we have a history of operating losses and we cannot predict if we will be able to sustain profitability in the future, (ii) revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings, (iii) our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate, (iv) the intensifying competition we face from both established entities and new entries in the market may adversely affect our revenue and profitability, (v) our sales cycles are long and unpredictable, (vi) consolidation of healthcare payer organizations could decrease the number of our existing and potential customers, (vii) some of our significant customers may develop their own software solutions, which could decrease the demand of our products, (viii) we depend on our software application vendor relationships, and if our software application vendors terminate or modify existing contracts or experience business difficulties, or if we are unable to establish new relationships with additional software application vendors, it could harm our business, (ix) we rely on third-party software vendors for components of our software products, (x) we have sustained rapid growth, and our inability to manage this growth could harm our business, (xi) our acquisition strategy may disrupt our business and require additional financing, (xii) our need for additional financing is uncertain as is our ability to raise capital if required, (xiii) our business will suffer if our software products contain errors, (xiv) we could lose customers and revenue if we fail to meet the performance standards and other obligations in our contracts, (xv) if our ability to expand our network and computing infrastructure is constrained in any way, we could lose customers and damage our operating results, (xvi) performance or security problems with our systems could damage our business, (xvii) our success depends on our ability to attract, retain and motivate management and other key personnel, (xviii) we rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis, (xix) any failure or inability to protect our technology and confidential information could adversely affect our business, (xx) if our consulting services revenue does not grow substantially, our revenue growth could be adversely impacted, (xxi) part of our business will suffer if health plan customers do not accept Internet solutions, (xxii) the insolvency of our customers or the inability of our customers to pay for our services could negatively affect our financial condition, (xxiii) changes in government regulation of the healthcare industry could adversely affect our business, and (xxiv) part of our business is subject to government regulation relating to the Internet that could impair our operations. These factors may cause our actual events to differ materially from any forward-looking statement. We do not undertake to update any forward-looking statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web interface tools, Defined Contribution and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 379 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the first six months of 2005, these markets represented 87% and 13% of our total revenue, respectively. As of the end of the second quarter of 2005, we were providing de minimis services to physician group customers.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the second quarter of 2005 was $72.5 million compared to $67.5 million for the same period in 2004. Recurring revenue for the second quarter of 2005 was $40.1 million compared to $41.6 million for the same period in 2004. Non-recurring revenue for the second quarter of 2005 was $32.4 million compared to $25.9 million for the same period in 2004. Bookings for the second quarter of 2005 were $85.3 million compared to $120.5 million for the same period in 2004. Backlog at June 30, 2005 was $638.9 million compared to $566.9 million at June 30, 2004. Gross profit was $33.4 million for the second quarter in 2005 compared to $24.3 million for the same period in 2004. Net income in the second quarter of 2005 was $5.0 million compared to $431,000 for the same period in 2004. These financial comparisons are further explained in the section below, “Results of Operations.”

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process outsourcing services, and the sale of maintenance and support for our proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary, and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs, and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to software engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

As part of our growth strategy, we intend to increase revenue per customer by continuing to introduce new complementary products and services to our established enterprise software and hosting and business process outsourcing services. Many of these service offerings, including hosting, business process outsourcing, and consulting have a higher cost of revenue, resulting in lower gross profit margins. Therefore, to the extent that our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin may decrease.

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

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. As a result, our services agreement with Altius was terminated effective May 31, 2004. Revenue from the Altius services agreement was $9.3 million in 2004 through the date of termination.

In late 2003, a management decision was made to exit certain non-strategic and less profitable product offerings and business lines. This decision included winding-down services related to our physician group customers, as well as the planned elimination of our hosting and business process outsourcing services for two competing third-party software platforms. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed.

In December 2004, our management and administrative services agreement with Preferred Health Networks, Inc. (“PHN”), was amended to substantially reduce the scope of our hosting and business process outsourcing services. These reduced services are expected to terminate in August 2005, when PHN completes the wind-down of its operations. Revenue from the PHN management and administrative services agreement was $627,000 in the first six months of 2005 and $3.1 million for the same period in 2004.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is probable and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2005, approximately 55% of our total revenue was recurring and 45% was non-recurring.

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

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate non-recurring revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method at such time that the effort to complete the consulting project can be reasonably estimated. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project.

We also generate non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations, and collection is reasonably assured. Other non-recurring revenue is also generated from fees related to our product related conferences.

Up-front Fees. We may pay certain up-front fees in connection with the establishment of our hosting and outsourcing services contracts. The costs are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front fee is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the fee will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front fees were $4.4 million and $863,000 as of June 30, 2005 and 2004, respectively.

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

Capitalization of Software Development Costs. The capitalization of software costs include developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We capitalize our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. We capitalize costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs cease upon a product’s general availability release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability.

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of June 30, 2005, our evaluation determined that the carrying amount of these assets were not impaired.

Loss on Contracts. During the fourth quarter of 2003, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements from this business would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, we were able to accelerate the termination of our services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support our remaining customers. As a result of these actions, we were able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed us to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $5.0 million of loss on contract charges in the first six months of 2004. In the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.

Impairment of Goodwill and Other Intangible Assets. Under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process prescribed in Statement 142. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted Statement 142 effective as of January 1, 2002. We performed an annual impairment test on March 31, 2005 that did not reveal any indications of impairment.

Litigation Accruals. Pending unsettled lawsuits involve complex questions of fact and law and may require expenditure of significant funds. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require us to incur settlement payments and costs. In the period in which a new legal case arises, an expense will be accrued if our liability to the other party is probable and can be reasonably estimated. On a quarterly basis, we review and analyze the adequacy of our accruals for each individual case for all pending litigations. Adjustments are recorded as needed to ensure appropriate levels of reserve. We expense our attorney and other defense costs related to litigation at the time such costs are incurred.

Bonus Accruals. Our corporate bonus model is designed to project the level of funding required under the corporate bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the corporate bonus program is based on the Company meeting certain financial objectives, including revenue and earnings per share. The expense related to the corporate bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The corporate bonus model is analyzed on a quarterly basis to identify any necessary adjustments based on financial performance in order to ensure an appropriate level of accrual at year-end.

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

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We are evaluating both the requirements under SFAS 123R and potential adoption dates, and have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Such adoption could have a substantial impact on our consolidated statements of operations and earnings per share.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and six months ended June 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenue by customer type:
Health plans	$63,429	88%	$55,401	82%	$125,691	87%	$107,848	81%
Benefits administrators	9,013	12%	10,769	16%	18,493	13%	21,721	16%
Provider	66	0%	1,347	2%	142	0%	3,698	3%

Total revenue	$72,508	100%	$67,517	100%	$144,326	100%	$133,267	100%

Revenue mix:
Recurring revenue
Outsourced business services	$20,383	51%	$24,950	60%	$39,794	50%	$51,444	61%
Software maintenance	19,733	49%	16,653	40%	39,345	50%	32,461	39%

Recurring revenue total	40,116	100%	41,603	100%	79,139	100%	83,905	100%

Non-recurring revenue
Software license fees	11,026	34%	9,764	38%	27,250	41%	21,065	43%
Consulting services	20,827	64%	15,821	61%	37,398	58%	27,653	56%
Other non-recurring revenue	539	2%	329	1%	539	1%	644	1%

Non-recurring revenue total	32,392	100%	25,914	100%	65,187	100%	49,362	100%

Total revenue	$72,508		$67,517		$144,326		$133,267

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

Our 12-month and total backlog data are as follows (in thousands):

	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
12-month backlog:
Recurring revenue	$153,600	$148,000	$144,500	$147,900	$145,200
Non-recurring revenue	21,200	24,000	28,600	23,300	19,300

Total	$174,800	$172,000	$173,100	$171,200	$164,500

Total backlog:
Recurring revenue	$615,000	$580,300	$555,800	$558,700	$544,800
Non-recurring revenue	23,900	24,500	29,200	27,900	22,100

Total	$638,900	$604,800	$585,000	$586,600	$566,900

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

	06/30/05	3/31/05	12/31/04	9/30/04	6/30/04
Quarterly Bookings	$85,300	$53,100	$58,800	$75,000	$120,500

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30, 2004

Revenue. Total revenue increased $5.0 million, or 7%, to $72.5 million in the second quarter of 2005 from $67.5 million for the same period in 2004. Of this increase, $6.5 million related to non-recurring revenue, which was offset by a decrease of $1.5 million in recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $1.5 million, or 4%, from $41.6 million in the second quarter of 2004 to $40.1 million for the same period in 2005. This decrease was the result of a $4.6 million decline in outsourced business services, offset in part by an increase of $3.1 million in software maintenance revenue. The overall decrease in outsourced business services revenue primarily resulted from (i) a $3.9 million decline caused by the scheduled termination of our services for Altius, (ii) a $1.5 million decline resulting from the wind-down of our services for PHN, (iii) a $1.5 million decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms, and (iv) a $1.2 million reduction resulting from the planned wind-down of our services to physician group customers. The effect of this $8.1 million decline in outsourced business services revenue was offset in part by $3.5 million of additional revenue from new Facets® hosted customers and increased levels of transaction processing services for our existing benefits administrator customers. The increase of $3.1 million in software maintenance revenue resulted primarily from sales of our enterprise and component software in previous quarters, including Facets Extended Enterprise™, QicLink Extended Enterprise™, NetworX™, CareAdvance™ and HealthWeb®, Workflow and HIPAA Gateway™.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue. Non-recurring revenue increased $6.5 million, or 25%, to $32.4 million in the second quarter of 2005 from $25.9 million for the same period in 2004. This increase was primarily the result of a $5.0 million increase in consulting services revenue due to the higher utilization of consulting resources on more profitable implementation projects and a $1.3 million increase in new software license sales.

Cost of Revenue. Cost of revenue decreased $4.1 million, or 10%, from $43.2 million in the second quarter of 2004 to $39.1 million for the same period in 2005. The overall decrease in recurring cost of revenue of $4.2 million primarily resulted from (i) reduced costs of $2.9 million associated with the scheduled termination of our services for Altius, (ii) a $1.2 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a decline of $1.0 million related to the wind-down of our services for PHN, and (iv) a net $900,000 increase in costs to support the additional outsourced business services revenue from new Facets® hosted customers and existing benefits administrator customers. The net increase of $900,000 represented higher incentive compensation costs, which were offset in part by a decrease in costs related to reduced outsourced contractor expenses from the completion of certain internal and customer related data center projects and other reduced costs related to cost containment efforts. The increase in non-recurring cost of revenue of $2.0 million resulted primarily from (i) an increase of $1.1 million in the amortization of capitalized software development products related to the general release of additional products and (ii) a $1.0 million royalty expense in the second quarter of 2005 associated with a third-party vendor. Additionally, total net loss on contracts decreased $1.9 million due to a higher amount of reversal of these charges in the current quarter as compared to the same period in 2004, as described below.

Loss on Contracts. In the second quarter of 2005, we executed termination agreements with our two remaining physician group customers, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million, which reduced our total cost of revenue by an equal amount. In the second quarter of 2004, we reversed $4.9 million of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Additionally, in the second quarter of 2004, we recorded $3.9 million of non-recurring loss on contracts charges, which represented incremental hours required to complete a certain fixed fee implementation. This fixed fee implementation project was completed by the end of the first quarter of 2005.

As a percentage of total revenue, cost of revenue approximated 54% in the second quarter of 2005 and 64% for the same period in 2004.

Gross Margin. As a percentage of total revenue, the overall gross margin increased to 46% in the second quarter of 2005 from 36% for the same period in 2004. The increase in gross margin percentage in the second quarter of 2005 was primarily the result of (i) higher utilization of consulting resources on more profitable implementation projects, (ii) higher software license sales, (iii) management’s decision to exit certain non-strategic and less profitable product offerings and business lines, and (iv) reductions in cost related to the cost containment efforts initiated in the second quarter of 2004. The overall increase in gross margin was partially offset by increases in third-party vendor royalty expenses incurred in the second quarter of 2005. We intend to increase revenue per customer by increasing sales of complementary product and service offerings, such as hosting, business process outsourcing and consulting, which have higher costs of revenue. To the extent our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin may decrease.

Research and Development (R&D) Expenses. R&D expenses increased $571,000, or 7%, to $8.4 million in the second quarter of 2005 from $7.9 million for the same period in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to develop CareAdvance™ care management software and to continue our development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our web-enabled platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 12% in the second quarter of 2005 and 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.0 million in the second quarter of 2005 and $2.2 million for the same period in 2004), was 81% in the second quarter of 2005 and 79% for the same period in 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.3 million, or 30%, to $18.8 million in the second quarter of 2005 from $14.4 million for the same period in 2004. The overall increase resulted primarily from (i) $1.3 million in higher personnel costs, including higher incentive compensation and costs associated with certain senior staff additions in late 2004 and (ii) a $2.4 million increase in professional fees for legal support, compliance and strategic planning, offset in part by a $1.1 million insurance reimbursement related to the ATPA litigation settlement. SG&A expenses also increased $1.7 million for certain unusual items which negatively affected the period comparison, including a $1.1 million increase due primarily to the collection of a fully reserved note receivable in the second quarter of 2004, and an approximately $500,000 increase primarily related to lease termination costs associated with the closure of a facility. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in the second quarter of 2005 compared to 21% for the same period in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $303,000, or 26%, from $1.2 in the second quarter of 2004 to $857,000 for the same period in 2005. The decrease was due primarily to certain intangible assets acquired in fiscal year 2002, which were fully amortized in early 2005.

Interest Income. Interest income increased $90,000, or 98%, to $182,000 in the second quarter of 2005 from $92,000 for the same period in 2004. The increase is due primarily to higher interest rates in our investment accounts and higher interest earned in our operating account.

Interest Expense. Interest expense decreased $146,000 or 45%, from $324,000 in the second quarter of 2004 to $178,000 for the same period in 2005. The decrease relates primarily to lower balances on our capital leases, notes payable and lower borrowings on our revolving line of credit.

Provision for Income Taxes. Provision for income taxes was $361,000 in the second quarter of 2005 compared to $200,000 for the same period in 2004. The provision for income taxes increased primarily due to applicability of Alternative Minimum Tax on current year operating income. The Company’s effective tax rate was 6.4% for the six-month period ended June 30, 2005, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The effective tax rate for the six-month period ended June 30, 2004 represented a negative amount.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenue. Total revenue increased $11.1 million, or 8%, to $144.3 million in the first six months of 2005 from $133.3 million for the same period in 2004. Of this increase, $15.8 million related to non-recurring revenue, which was offset by a decrease of $4.8 million in recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $4.8 million, or 6%, from $83.9 million in the first six months of 2004 to $79.1 million for the same period in 2005. This decrease was the result of an $11.7 million decline in outsourced business services, offset in part by an increase of $6.9 million in software maintenance revenue. The overall decrease in outsourced business services revenue primarily resulted from (i) a $9.3 million decline caused by the scheduled termination of our services for Altius, (ii) a $3.2 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a $3.1 million decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms, and (iv) a $3.0 million decline resulting from the wind-down of our services for PHN. The effect of this $18.6 million decline in outsourced business services revenue was offset in part by $6.9 million of additional revenue primarily from new Facets® hosted customers and increased levels of transaction processing services for our existing benefits administrator customers. The increase of $6.9 million in software maintenance revenue resulted primarily from sales of our enterprise and component software in previous quarters, including Facets Extended Enterprise™, QicLink Extended Enterprise™, NetworX™, CareAdvance™ and HealthWeb®, Workflow and HIPAA Gateway™.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue. Non-recurring revenue increased $15.8 million, or 32%, to $65.2 million in the first six months of 2005 from $49.4 million for the same period in 2004. This increase was primarily the result of a $9.7 million increase in consulting services revenue due to the higher utilization of consulting resources on more profitable implementation projects and a $6.2 million increase in new software license sales

Cost of Revenue. Cost of revenue decreased $12.0 million, or 13%, from $90.7 million in the first six months of 2004 to $78.7 million for the same period in 2005. The overall decrease in recurring cost of revenue of $13.1 million primarily resulted from (i) reduced costs of $7.2 million associated with the scheduled termination of our services for Altius, (ii) a $3.2 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a decrease of $2.1 million related to reduced outsourced contractor expenses from the completion of certain internal and customer related data center projects, (iv) a decline of $2.0 million related to the wind-down of our services for PHN, and (v) a $1.4 million net increase in costs to support the additional outsourced business services revenue from new Facets® hosted customers and existing benefits administrator customers. The net increase of $1.4 million represented higher incentive compensation costs, which were offset in part by reduced costs related to cost containment efforts. The increase in non-recurring cost of revenue of $3.1 million resulted primarily from (i) an increase of $2.1 million in the amortization of capitalized software development products related to the general release of additional products, (ii) an increase of $2.1 million from royalty expense associated with a third-party vendor, and (iii) a decrease in costs due to reduced personnel and third-party contractor expenses. Additionally, total net loss on contracts decreased $2.0 million due to a higher amount of reversal of these charges in the six months ended June 30, 2005 as compared to the same period in 2004, as described below.

Loss on Contracts. We executed termination agreements with our two remaining physician group customers in the second quarter of 2005, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million, which reduced our total cost of revenue by an equal amount. In the first six months of 2004, we reversed $5.9 million of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Additionally, in the first six months of 2004, we recorded $5.0 million of non-recurring loss on contracts charges, which represented incremental hours required to complete a certain fixed fee implementation. This fixed fee implementation project was completed by the end of the first quarter of 2005.

As a percentage of total revenue, cost of revenue approximated 55% in the first six months of 2005 and 68% for the same period in 2004.

Gross Margin. As a percentage of total revenue, the overall gross margin increased to 46% in the first six months of 2005 from 32% for the same period in 2004. The increase in gross margin percentage in the first six months of 2005 was primarily the result of (i) higher utilization of consulting resources on more profitable implementation projects, (ii) higher software license sales, (iii) management’s decision to exit certain non-strategic and less profitable product offerings and business lines, and (iv) reductions in cost related to the cost containment efforts initiated in the second quarter of 2004. The overall increase in gross margin was partially offset by increases in third-party vendor royalty expenses incurred in the first six months of 2005.

Research and Development (R&D) Expenses. R&D expenses increased $1.9 million, or 13%, to $16.9 million in the first six months of 2005 from $15.0 million for the same period in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to develop CareAdvance™ care management software and to continue our development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our web-enable platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 12% in the first six months of 2005 and 11% for the same period in 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $4.1 million in the first six months of 2005 and $4.6 million for the same period in 2004), was 80% in the first six months of 2005 and 76% for the same period in 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $8.4 million, or 29%, to $36.9 million in the first six months of 2005 from $28.5 million for the same period in 2004. The overall increase resulted primarily from (i) $3.1 million in higher personnel costs, including higher incentive compensation and costs associated with certain senior staff additions in late 2004 and higher commission expenses incurred related to the timing of new contracts signed, (ii) a $3.0 million increase in professional fees for legal support, compliance and strategic planning, offset in part by a $1.1 million insurance reimbursement related to the ATPA litigation settlement, and (iii) approximately $1.2 million in other expenses such as travel, sales and marketing, and other increased corporate support costs. SG&A expenses also increased $2.2 million for certain unusual items which negatively affected the period comparison, including a $1.1 million increase due primarily to the collection of a fully reserved note receivable in the second quarter of 2004, and a $1.1 million increase primarily related to lease termination costs associated with certain facility closures. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in the first six months of 2005 compared to 21% for the same period in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $371,000, or 18%, from $2.1 million in the first six months of 2004 to $1.7 million for the same period in 2005. The decrease was due primarily to certain intangible assets acquired in fiscal year 2002, which were fully amortized in early 2005, partially offset by the amortization of intangible assets acquired in the second quarter of 2004.

Interest Income. Interest income increased $110,000, or 42%, to $371,000 in the first six months of 2005 from $261,000 for the same period in 2004. The increase is due primarily to higher interest rates in our investment accounts and higher interest earned in our operating account.

Interest Expense. Interest expense decreased $199,000 or 27%, from $736,000 in the first six months of 2004 to $537,000 for the same period in 2005. The decrease relates primarily to lower balances on our capital leases, notes payable, and lower borrowings on our revolving line of credit, offset in part by interest incurred on the IMS Health note payable issued in December 2004, which was fully repaid in January 2005.

Provision for Income Taxes. Provision for income taxes was $636,000 in the first six months of 2005 compared to $400,000 for the same period in 2004. The provision for income taxes increased primarily due to applicability of Alternative Minimum Tax on current year operating income. The Company’s effective tax rate was 6.4% for the six-month period ended June 30, 2005, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The effective tax rate for the six-month period ended June 30, 2004 represented a negative amount.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash flows from operations, private financings, borrowing under our debt facility, public offerings of our common stock, and cash obtained from our acquisitions. As of June 30, 2005, we had cash and cash equivalents totaling $56.4 million, which includes $1.5 million in restricted cash.

Cash provided by operating activities in the first six months of 2005 was $12.9 million. Net cash provided during the period resulted from net income of $9.3 million and a net increase of $10.3 million from non-cash charges such as depreciation and amortization, benefit from doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, loss on contracts and loss on disposal of assets. The net cash provided was offset in part by a net decrease of $6.7 million in operating asset and liability accounts. As of December 31, 2004, we had NOL carry forwards of $102.9 million, for which the related deferred tax assets are fully reserved for on our balance sheet and will be applied against future taxable income.

Cash used in investing activities of $4.6 in the first six months of 2005 was primarily the result of $4.2 million in capitalization of software development costs and $1.6 million in property and equipment and software licenses, offset in part by proceeds from the net sale of $1.2 million in short-term investments.

Cash used in financing activities of $24.0 million in the first six months of 2005 was primarily the result of payments made to reduce principal outstanding amounts on notes payable and capital lease obligations of $40.7 million, which included the repayment in full of our note payable to IMS Health of $37.4 million to finance the shares repurchased in December 2004, and $28.0 million to repay borrowings on our revolving line of credit. This use of cash was offset in part by $39.0 million of proceeds from borrowings under our revolving credit facility, $1.5 million of proceeds from new debt financing primarily for the renewal of our insurance premiums, and $4.2 million of proceeds from the issuance of common stock related to employee exercises of stock options and purchase of common stock.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2005, there was a principal balance of approximately $2.0 million remaining on the note.

In December 2004, we entered into a Credit Agreement with a lending institution, which established a revolving credit facility of $50.0 million, subject to a maximum of two times our trailing twelve months EBITDA and fixed percentages of our recurring revenues. The new Credit Agreement expires on January 5, 2008. Principal outstanding under the facility bears interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility are subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaces our prior credit facility, which expired on December 11, 2004. As of June 30, 2005, we had outstanding borrowings on our current revolving credit facility of $23.0 million, with $27.0 million available on this facility. As of June 30, 2005, we were in compliance with all of the covenants under the credit facility.

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

As of June 30, 2005, we have outstanding seven unused standby letters of credit in the aggregate amount of $1.2 million, which serve as security deposits for certain capital leases, property and insurance policy. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $363,000 is held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds are being held as collateral until all payments on these lease receivables are paid in full to the leasing company. This amount is also classified as restricted cash on our balance sheet.

The following tables summarize our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,950	$2,950	$—	$—	$—
Capital lease obligations	3,657	2,960	697	—	—
Operating leases	44,484	11,410	15,559	9,412	8,103
Other obligations	6,200	6,200	—	—	—

Total contractual obligations	$57,291	$23,520	$16,256	$9,412	$8,103

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of credit	$23,000	$—	$23,000	$—	$—
Standby letters of credit	1,181	789	—	—	392
Credit reserve	363	363	—	—	—

Total other commercial commitments	$24,544	$1,152	$23,000	$—	$392

Other obligations include (i) $4.0 million related to a commitment to pay a customer in connection with a long-term hosting services agreement and (ii) $2.2 million for damages and other fees associated with a judgment in the case of Associated Third Party Administrators v. The TriZetto Group, Inc. The $4.0 million relates to a commitment to pay an upfront fee of $8.0 million to a customer in connection with a long-term hosting services agreement, of which $4.0 million has been paid in the first six months of 2005 (payments are made in equal monthly installments of approximately $667,000). The upfront fee is being amortized equally over the term of the contract as a reduction to revenue. The long-term hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination. In addition, on October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group Inc., a dispute involving technology agreements between us and Associated Third Party Administrators, a former QicLink™ customer. In its verdict, the jury awarded damages of approximately $1.85 million. In the first quarter of 2005, a judgment was entered by the court, which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement, which was recorded as a receivable as of June 30, 2005. The full amount of this receivable was collected in July 2005.

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

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2005, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $50.0 million revolving credit facility is the lending institution’s prime rate plus 1.0% and is payable monthly in arrears. The revolving credit facility expires in January 2008. As of June 30, 2005, we had outstanding borrowings on the current revolving credit facility of $23.0 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of June 30, 2005, we had outstanding borrowings of $2.0 million.

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

Changes in interest rates have no impact on our other debt as all of our other notes have fixed interest rates between 4% and 7%.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement, which was recorded as a receivable as of June 30, 2005. The full amount of this receivable was collected in July 2005.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company has made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages of an unspecified amount, including treble damages for willful infringement. The Company has not accrued any liability related to this lawsuit as the Company does not believe as of June 30, 2005, that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney and other defense costs related to this matter are being expensed at the time such costs are incurred.

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Although the Company is unable at this time to predict the outcome of the McKesson lawsuit, it believes that as of June 30, 2005, the Company was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Stockholders (“Annual Meeting”) was held on May 11, 2005. At the Annual Meeting, the Company’s stockholders: (a) elected two Class III Directors with terms expiring at the 2008 Annual Meeting of Stockholders; (b) approved a special stock option exchange program and related amendments to our 1998 Long-Term Incentive Plan; (c) approved amendments to our Amended and Restated Employee Stock Purchase Plan; and (d) ratified the appointment of Ernst & Young LLP as our independent registered public accountants for the year ending December 31, 2005.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2006, and three Class II Directors, having terms expiring in 2007, continued in office.

The following table sets forth the results of voting at the Annual Meeting:

	For	Against	Abstentions		Broker Non-Votes
Matters
Election of Directors for a term expiring at the
Annual Meeting of Stockholders in 2008*
• Donald J. Lothrop	34,195,282	3,051,476		*		*
• Jeffrey H. Margolis	34,273,192	2,973,566		*		*
Approval of special stock option exchange program and amendments to 1998 Long-Term Incentive Plan	23,990,046	5,371,528	23,973		7,861,211
Approval of amendments to Amended and Restated Employee Stock Purchase Plan	29,120,963	245,105	19,479		7,861,211
Ratification of appointment of Ernst & Young LLP as independent registered public accountants for 2005	35,302,658	1,932,598	11,502		0

*	With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For All” or “Withhold Authority”, or to vote “For All Except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withhold Authority” and for named exceptions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment to 1998 Long-Term Incentive Plan, dated April 7, 2005 (incorporated by reference to Appendix B of Trizetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

10.2	Amended and Restated Employee Stock Purchase Plan, effective April 17, 2005 (incorporated by reference to Appendix C of Trizetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 5, 2005	By:	/s/ JAMES C. MALONE
James C. Malone (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment to 1998 Long-Term Incentive Plan, dated April 7, 2005 (incorporated by reference to Appendix B of Trizetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

10.2	Amended and Restated Employee Stock Purchase Plan, effective April 17, 2005 (incorporated by reference to Appendix C of Trizetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002