Form 10-Q
period 2005-09-30
TRIZETTO GROUP INC
filed 2005-11-07
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2005, 41,920,582 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,916	$70,489
Short-term investments	—	1,203
Restricted cash	914	1,455
Accounts receivable, net	46,996	52,483
Prepaid expenses and other current assets	8,352	7,964

Total current assets	113,178	133,594
Property and equipment, net	23,586	31,466
Capitalized software development costs, net	28,587	27,902
Goodwill	39,455	39,201
Other intangible assets, net	2,501	5,097
Other assets	6,391	2,624

Total assets	$213,698	$239,884

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term notes payable	$2,465	$39,600
Capital lease obligations	2,545	4,186
Accounts payable	10,668	13,019
Accrued liabilities	27,707	37,585
Deferred revenue	30,459	39,520

Total current liabilities	73,844	133,910
Long-term line of credit	27,000	12,000
Capital lease obligations	1,015	1,838
Deferred revenue	2,839	1,882
Other long-term liabilities	1,480	3,321

Total liabilities	106,178	152,951

Commitments and contingencies
Stockholders’ equity:
Common stock	43	42
Additional paid-in capital	374,768	369,669
Deferred stock compensation	(3,143)	(2,873)
Accumulated deficit	(264,148)	(279,905)

Total stockholders’ equity	107,520	86,933

Total liabilities and stockholders’ equity	$213,698	$239,884

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Recurring revenue	$39,445	$36,657	$118,584	$120,562
Non-recurring revenue	33,608	30,350	98,795	79,712

Total revenue	73,053	67,007	217,379	200,274

Cost of revenue:
Recurring revenue	23,772	23,299	71,939	84,537
Non-recurring revenue	15,962	12,662	49,387	43,019

	39,734	35,961	121,326	127,556

Recurring revenue – recovery on loss on contracts	—	—	(2,877)	(5,886)
Non-recurring revenue – loss on contracts	—	—	—	4,988

	—	—	(2,877)	(898)

Total cost of revenue	39,734	35,961	118,449	126,658

Gross profit	33,319	31,046	98,930	73,616

Operating expenses:
Research and development	7,748	7,354	24,663	22,343
Selling, general and administrative	18,585	16,155	55,462	44,658
Amortization of other intangible assets	856	976	2,596	3,087

Total operating expenses	27,189	24,485	82,721	70,088

Income from operations	6,130	6,561	16,209	3,528
Interest income	261	145	632	406
Interest expense	(206)	(311)	(743)	(1,047)

Income before benefit from (provision for) income taxes	6,185	6,395	16,098	2,887
Benefit from (provision for) income taxes	295	(420)	(341)	(820)

Net income	$6,480	$5,975	$15,757	$2,067

Net income per share:
Basic	$0.15	$0.13	$0.37	$0.04

Diluted	$0.14	$0.12	$0.35	$0.04

Shares used in computing net income per share:
Basic	42,567	47,067	42,093	46,897

Diluted	46,921	48,396	45,475	48,212

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,757	$2,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Benefit from doubtful accounts and sales allowance	(406)	(1,772)
Amortization of deferred stock compensation	952	370
Depreciation and amortization	17,396	15,497
Amortization of other intangible assets	2,596	3,087
Recovery on loss on contracts	(2,877)	(898)
Loss on disposal of assets	70	—
Changes in assets and liabilities:
Restricted cash	541	24
Accounts receivable	6,019	(10,750)
Prepaid expenses and other current assets	(129)	(1,716)
Income tax receivable	(425)	428
Notes receivable	40	113
Other assets	(3,768)	331
Accounts payable	(2,351)	(651)
Accrued liabilities	(8,787)	(7,687)
Deferred revenue	(8,104)	562

Net cash provided by (used in) operating activities	16,524	(995)

Cash flows from investing activities:
Sale of short-term investments, net	1,203	8,500
Purchase of property and equipment and software licenses	(3,116)	(5,121)
Capitalization of software development costs	(6,405)	(6,829)
Acquisitions, net of cash acquired	—	(2,138)

Net cash used in investing activities	(8,318)	(5,588)

Cash flows from financing activities:
Proceeds from revolving line of credit	66,000	60,000
Proceeds from debt financing	1,511	1,110
Proceeds from capital leases	139	1,010
Payments on revolving line of credit	(51,000)	(60,000)
Payments on notes payable	(38,646)	(1,037)
Payments on term note	—	(5,625)
Payments on capital leases	(3,661)	(3,905)
Payments for repurchase of common stock	(5,298)	—
Employee exercise of stock options and purchase of common stock	9,176	1,167

Net cash used in financing activities	(21,779)	(7,280)

Net decrease in cash and cash equivalents	(13,573)	(13,863)
Cash and cash equivalents, beginning of period	70,489	56,026

Cash and cash equivalents, end of period	$56,916	$42,163

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 14, 2005.

2. Reclassification

Certain reclassifications, none of which affected net income have been made to prior period amounts to conform to current period presentation.

3. Computation of Net Income per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the basic and diluted EPS calculations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BASIC AND DILUTED:
Net income	$6,480	$5,975	$15,757	$2,067

Weighted average shares outstanding (basic)	42,567	47,067	42,093	46,897
Effect of dilutive securities:
Unvested common shares outstanding	539	317	534	235
Stock options	3,815	1,012	2,848	1,080

Adjusted weighted average shares for diluted EPS	46,921	48,396	45,475	48,212

Basic earnings per share	$0.15	$0.13	$0.37	$0.04

Diluted earnings per share	$0.14	$0.12	$0.35	$0.04

4. Stock-based Compensation

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. The Company accounts for stock options granted under these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$6,480	$5,975	$15,757	$2,067
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,416)	(1,541)	(4,564)	(3,727)

Pro forma net income	$5,064	$4,434	$11,193	$(1,660)

Net income per share
Basic, as reported	$0.15	$0.13	$0.37	$0.04

Diluted, as reported	$0.14	$0.12	$0.35	$0.04

Basic, pro forma	$0.12	$0.09	$0.27	$(0.04)

Diluted, pro forma	$0.11	$0.09	$0.25	$(0.04)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and SAB No. 107, “Share-Based Payment,” in the first quarter of 2005, the Company changed its volatility estimate from 0.50 to 0.55 based on historical and future implied volatility, and changed its risk-free interest rate assumption from 3.0% to 3.7% to more accurately reflect the most current risk-free interest rate at the time of the Company’s most recent stock option grant. The Company believes that its current assumptions generate a better estimate of fair value.

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

5. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of revenue – recurring	$—	$—	$—	$4
Cost of revenue – non-recurring	18	—	18	—
Research and development	9	6	22	18
Selling, general and administrative	381	147	912	348

Total	$408	$153	$952	$370

6. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$788	$1,121
Cash paid for income taxes	967	844
Assets acquired through capital lease	1,058	1,011
Deferred stock compensation	1,146	1,321

7. Notes Payable and Line of Credit

The following table is a summary of the Company’s notes payable and line of credit (in thousands):

	Notes Payable		Line of Credit
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Revolving credit facility of $50.0 million, interest at the lending institution’s prime rate plus 1% (7.75% at September 30, 2005) payable monthly in arrears	$—	$—	$27,000	$12,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13% (6.22% at September 30, 2005)	1,972	2,135	—	—
Note payable of $37.4 million to finance shares repurchased, interest fixed at 5.75%, principal and interest paid in full on January 21, 2005	—	37,415	—	—
Other	493	50	—	—

Total notes payable and line of credit	2,465	39,600	27,000	12,000
Less: current portion	(2,465)	(39,600)	—	—

	$—	$—	$27,000	$12,000

As of September 30, 2005, the Company had outstanding borrowings on its current revolving credit facility of $27.0 million, with an additional $23.0 million available on this facility. As of September 30, 2005 the Company was in compliance with all of the covenants under the credit facility.

On December 21, 2004, the Company and IMS Health Incorporated (“IMS Health”) entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares of the Company’s common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was repaid in full on January 21, 2005 from the Company’s cash accounts. A portion of the purchase price was financed with the proceeds of the Company’s sale of 6,600,000 shares of its common stock to ValueAct Capital (“ValueAct”) for $6.75 per share totaling $44.6 million in proceeds.

Pursuant to a letter dated December 5, 2004, the Company was given the right to repurchase up to 600,000 of the shares sold to ValueAct. On September 19, 2005, the Company exercised its repurchase right with respect to all 600,000 shares for an aggregate purchase price of $5.3 million, or $8.83 per share, that was paid for in cash.

8. Loss on Contracts

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

In December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, the Company determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $5.0 million of loss on contract charges in the first nine months of 2004. In the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.

The following table summarizes the activities in the Company’s loss on contracts reserves in the first six months of 2005 (in thousands), upon final termination agreements with the remaining physician group customers:

	Physician Group	Consulting	Total
Accrued loss on contracts, December 31, 2004	$3,280	$484	$3,764
Net loss applied against accrual	(216)	(484)	(700)

Accrued loss on contracts, March 31, 2005	3,064	—	3,064
Decrease in estimate of loss	(2,877)	—	(2,877)
Net loss applied against accrual	(187)	—	(187)

Accrued loss on contracts, June 30, 2005	$—	$—	$—

9. Litigation

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court, which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement. As of June 30, 2005, the reimbursement was recorded as a receivable and as a reduction to expense. The full amount of this receivable was collected in July 2005.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages, including treble damages for willful infringement. As of September 30, 2005, the Company has not accrued any liability related to this lawsuit as the Company did not believe, as of the filing date of this report on Form 10-Q, that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney and other defense costs related to this matter are being expensed at the time such costs are incurred.

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Except as discussed above, the Company believes that as of the filing date of this report on Form 10-Q, it was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company has evaluated the requirements under SFAS 123R and plans to adopt on January 1, 2006. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company believes that such adoption will have a substantial impact on its consolidated statements of operations and earnings per share.

11. Subsequent Event

On September 30, 2005, TriZetto entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100 million aggregate principal amount of its 2.75% Convertible Senior Notes due 2025 (the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes to the Initial Purchasers was consummated on October 5, 2005.

The aggregate net proceeds received by the Company from the sale of the Notes were approximately $82 million, after deducting the amount used to repurchase one million shares of the Company’s common stock in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes senior unsecured obligations of the Company and will rank equally with all of the Company’s existing and future unsecured indebtedness.

The Notes were issued pursuant to an Indenture, dated October 5, 2005, by and between the Company and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

The Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments set forth in the Indenture. Upon conversion of the Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The Notes are convertible (i) prior to October 1, 2020, during any fiscal quarter after the fiscal quarter ending December 31, 2005, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to October 1, 2020, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 97% of the average conversion value of the Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the Indenture, (iv) if the Company calls the Notes for redemption, or (v) any time on or after October 1, 2020.

The Notes mature on October 1, 2025. However, on or after October 5, 2010, the Company may from time to time at its option redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes it redeems, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of October 1, 2010, October 1, 2015 and October 1, 2020, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, holders may require the Company to repurchase all or a portion of their Notes upon a fundamental change, as described in the Indenture, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Additionally, the Notes may become immediately due and payable upon an Event of Default, as defined in the Indenture. Pursuant to a Registration Rights Agreement dated October 5, 2005, the Company has agreed to prepare and file with the Securities and Exchange Commission, within 90 days after the closing of the sale of the Notes, a registration statement under the Securities Act for the purpose of registering for resale, the Notes and all of the shares of the Company’s common stock issuable upon conversion of the Notes.

Cautionary Statement

This report, and other documents and statements provided or made by us, contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements may include statements about our future revenues, profits, results, the market for our products and services, future service offerings, industry trends, client and partner relationships, our operational capabilities, future financial structure and uses of cash or proposed transactions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the following risks:

We have a history of operating losses and cannot predict if we will be able to sustain our positive net income.

We have generated net losses in 19 of our past 27 quarters (through September 30, 2005). We may not be able to sustain our current level of revenue or increase our revenue in the future. We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. If we are not able to sustain our current levels of revenue or maintain our profitability, our operations may be adversely affected.

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of September 30, 2005, we were providing services to 344 customers. Four of our customers represented an aggregate of approximately 26% of our total revenue in 2004. No single customer or group of affiliated customers, however, generated 10% or more of our total revenue in 2004.

Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of workstations or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

Variations in our quarterly operating results could cause us to not meet the earnings estimates of securities analysts or the expectations of our investors, which could affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc. and Amisys Synertech Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as WebMD Corporation, NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our results of operations. In addition, pricing, gross margin, and market share could be negatively impacted further as a greater number of available products in the marketplace increases the likelihood that product and service offerings in our markets become more fungible and price sensitive.

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

We may be unable to successfully integrate companies that we have acquired or may acquire in the future in a timely manner. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the integration of our acquisitions may divert our management’s attention from our existing business, which could damage our relationships with our key customers and employees.

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

If we are not able to sustain our positive net income, we may need additional financing to fund operations or growth. We may not be able to raise additional funds through public or private financings, at any particular point in the future or on favorable terms. Future financings could adversely affect the value of our common stock and debt securities.

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

Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $25 million for general liability and $15 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition, operating results, and cash flows. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

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

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We cannot be certain that our products do not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States and many other countries are not publicly disclosed until a patent is issued, applications covering technology used in our software products may have been filed without our knowledge. We may be subject to legal proceedings and claims from time to time, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming and could divert our management’s attention away from running our business and seriously harm our business. If we were to discover that our products violated the intellectual property rights of others, we would have to obtain licenses from these parties in order to continue marketing our products without substantial reengineering. We might not be able to obtain the necessary licenses on acceptable terms or at all, and if we could not obtain such licenses, we might not be able to reengineer our products successfully or in a timely fashion. If we fail to address any infringement issues successfully, we would be forced to incur significant costs, including damages and potentially satisfying indemnification obligations that we have with our customers, and we could be prevented from selling certain of our products.

Currently, we are a party to a lawsuit filed against us by McKesson Information Solutions LLC in the United States District Court for the District of Delaware alleging that we have made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages, including treble damages for willful infringement. An adverse decision in this litigation could have a material adverse effect on our financial condition and results of operations.

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

Participants in the healthcare industry, such as our payer and provider customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records, and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“DHHS”) has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses, and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets, which became effective October 16, 2003. DHHS has also issued final HIPAA privacy regulations, which required Covered Entities to be in compliance by April 14, 2003, and final HIPAA security regulations, which required Covered Entities to be in compliance by April 20, 2005. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

Increased leverage as a result of our convertible note offering may harm our financial condition and results of operations.

On October 5, 2005, we completed a private placement of $100 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (“Notes”). The indebtedness under the Notes constitutes senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness. The Notes were issued pursuant to an Indenture dated October 5, 2005 (the “Indenture”) with Wells Fargo Bank, National Association, as trustee. The Notes are convertible, under certain circumstances, into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of October 1, 2010, October 1, 2015 and October 1, 2020, holders may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, holders may require us to repurchase all or a portion of their Notes upon a fundamental change, as described in the Indenture, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Additionally, the Notes may become immediately due and payable upon an Event of Default, as defined in the Indenture.

As adjusted to include the sale of the Notes, our total consolidated long-term debt as of September 30, 2005 would have been approximately $128.0 million. In addition, the Indenture does not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our obligations under the Notes;

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, expansion, acquisitions or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to our success in marketing our products and services, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including the Notes;

•	to sell assets; and/or

•	to reduce or delay planned expenditures on research and development and/or commercialization activities.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

We may not be able to repurchase the Notes or pay the amounts due upon conversion of the Notes when necessary.

In certain circumstances, we may be required to repurchase all or a portion of the Notes as discussed in the preceding risk factor. If we are required to repurchase the Notes, including following a change in control or other event that constitutes a fundamental change or at the option of the holder on October 1, 2010, 2015 or 2020, we may not be able to pay the amount required when necessary. Our ability to repurchase the Notes is effectively subordinated to our senior credit facility and may be limited by law, by the Indenture, by the terms of other agreements relating to our senior debt and by indebtedness and agreements that we may enter into in the future which may replace, supplement or amend our existing or future debt. If we are required to repurchase the Notes, including following a change in control or other event that constitutes a fundamental change or on October 1, 2010, 2015 or 2020 when we are prohibited from repurchasing or redeeming the Notes, we could seek the consent of lenders to repurchase the Notes or could attempt to refinance the borrowings that contain this prohibition. If we do not obtain a consent or refinance these borrowings, we would remain prohibited from repurchasing the Notes, which would constitute an event of default under the Indenture. In addition, we could seek to obtain third party financing to pay for any amounts due in cash upon conversion of the Notes, but such third party financing may not be available on commercially reasonable terms, if at all. Our failure to repurchase the Notes or make the required payments upon conversion would constitute an event of default under the Indenture, which would in turn constitute a default under the terms of our senior credit facility and other indebtedness at that time.

Future issuances of common stock may depress the trading price of our common stock.

Any issuance of equity securities, including the issuance of shares upon conversion of the Notes, could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations, business strategy and future acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Our stockholder rights plan and charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Our stockholder rights plan and certain provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which in turn, could harm our stock price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web interface tools, CDH Account Management and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 344 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the first nine months of 2005, these markets represented 87% and 13% of our total revenue, respectively. As of the end of the third quarter of 2005, we were providing de minimis services to physician group customers.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the third quarter of 2005 was $73.1 million compared to $67.0 million for the same period in 2004. Recurring revenue for the third quarter of 2005 was $39.4 million compared to $36.7 million for the same period in 2004. Non-recurring revenue for the third quarter of 2005 was $33.6 million compared to $30.4 million for the same period in 2004. Bookings for the third quarter of 2005 were $75.1 million compared to $75.0 million for the same period in 2004. Backlog at September 30, 2005 was $663.1 million compared to $586.6 million at September 30, 2004. Gross profit was $33.3 million for the third quarter in 2005 compared to $31.0 million for the same period in 2004. Net income was $6.5 million in the third quarter of 2005 compared to $6.0 million for the same period in 2004. These financial comparisons are further explained in the section below, “Results of Operations.”

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process outsourcing services, and the sale of maintenance and support for our proprietary and certain of our non-proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary, and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs, and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to software engineering personnel and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

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

In December 2004, our management and administrative services agreement with Preferred Health Networks, Inc. (“PHN”), was amended to substantially reduce the scope of our hosting and business process outsourcing services. These reduced services are expected to terminate in December 2005, when PHN completes the wind-down of its operations. Revenue from the PHN management and administrative services agreement was $535,000 in the first nine months of 2005 and $4.5 million for the same period in 2004.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front payments to customers;

•	Allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Impairment of goodwill and other intangible assets;

•	Litigation accruals;

•	Bonus accruals; and

•	Income taxes.

This is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K as filed with the SEC on February 14, 2005.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2005, approximately 55% of our total revenue was recurring and 45% was non-recurring.

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

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” as amended, AICPA Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is reasonably assured and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a material condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For arrangements containing multiple elements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The set-up fees are separate and distinct from the hosting fees, and performance of the set-up services represents a culmination of the earnings process. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. These payments are regarded as discounts to the services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front payments to customers were $6.0 million and $801,400 as of September 30, 2005 and 2004, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of September 30, 2005, our evaluation determined that the carrying amount of these assets were not impaired.

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

Income Taxes. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. We review the need for a valuation allowance on a quarterly basis. We believe sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. Our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit.

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

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date of SFAS 123R. For most public companies, the delay eliminates the comparability issues that would arise from adopting SFAS 123R in the middle of their fiscal years as originally called for by SFAS 123R. Except for this deferral of the effective date, the guidance in SFAS 123R is unchanged. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. We have evaluated the requirements under SFAS 123R and plan to adopt on January 1, 2006. We have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. We believe that such adoption will have a substantial impact on our consolidated statements of operations and earnings per share.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Revenue by customer type:
Health plans	$64,317	88%	$54,408	81%	$190,008	87%	$162,256	81%
Benefits administrators	8,736	12%	11,862	18%	27,229	13%	33,583	17%
Provider	—	0%	737	1%	142	0%	4,435	2%

Total revenue	$73,053	100%	$67,007	100%	$217,379	100%	$200,274	100%

Revenue mix:
Recurring revenue
Outsourced business services	$19,456	49%	$19,195	52%	$59,250	50%	$70,639	59%
Software maintenance	19,989	51%	17,462	48%	59,334	50%	49,923	41%

Recurring revenue total	39,445	100%	36,657	100%	118,584	100%	120,562	100%

Non-recurring revenue
Software license fees	10,132	30%	14,926	49%	37,382	38%	35,991	45%
Consulting services	23,080	69%	15,226	50%	60,478	61%	42,879	54%
Other non-recurring revenue	396	1%	198	1%	935	1%	842	1%

Non-recurring revenue total	33,608	100%	30,350	100%	98,795	100%	79,712	100%

Total revenue	$73,053		$67,007		$217,379		$200,274

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

Our 12-month and total backlog data are as follows (in thousands):

	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
12-month backlog:
Recurring revenue	$157,800	$153,600	$148,000	$144,500	$147,900
Non-recurring revenue	36,700	21,200	24,000	28,600	23,300

Total	$194,500	$174,800	$172,000	$173,100	$171,200

Total backlog:
Recurring revenue	$612,100	$615,000	$580,300	$555,800	$558,700
Non-recurring revenue	51,000	23,900	24,500	29,200	27,900

Total	$663,100	$638,900	$604,800	$585,000	$586,600

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

	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
Quarterly Bookings	$75,100	$85,300	$53,100	$58,800	$75,000

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO THE QUARTER SEPTEMBER 30, 2004

Revenue. Total revenue increased $6.1 million, or 9%, to $73.1 million in the third quarter of 2005 from $67.0 million for the same period in 2004. Of this increase, $2.8 million related to recurring revenue and $3.3 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue increased $2.8 million, or 8%, to $39.4 million in the third quarter of 2005 from $36.7 million for the same period in 2004. This increase was the result of a $2.5 million increase in software maintenance revenue and a $260,000 increase in outsourced business services. The overall increase of $2.5 million in software maintenance revenue resulted primarily from sales of our enterprise and component software in previous quarters, including Facets Extended Enterprise™, QicLink Extended Enterprise™, NetworX™, CareAdvance™ and HealthWeb®, Workflow and HIPAA Gateway™. The overall increase in outsourced business services revenue primarily resulted from a $2.6 million increase from new Facets® hosted customers. The effect of this increase was offset in part by (i) a $1.4 million decline resulting from the wind-down of our services for PHN, (ii) a $670,000 reduction resulting from the planned wind-down of our services to physician group customers, and (iii) a $245,000 decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue. Non-recurring revenue increased $3.3 million, or 11%, to $33.6 million in the third quarter of 2005 from $30.4 million for the same period in 2004. This increase was the result of an $8.1 million increase in consulting services and other non-recurring revenue due to the higher utilization of consulting resources on more profitable implementation projects, offset by a $4.8 million decrease in new software license sales.

Cost of Revenue. Cost of revenue increased $3.8 million, or 11%, to $39.7 million in the third quarter of 2005 from $36.0 million for the same period in 2004. The overall increase in recurring cost of revenue of $470,000 primarily resulted from (i) a net $2.0 million increase in costs to support the additional outsourced business services revenue, primarily from higher incentive compensation costs, (ii) a decline of $820,000 million related to the wind-down of our services for PHN, and (iii) a $670,000 reduction resulting from the planned wind-down of our services to physician group customers. The increase in non-recurring cost of revenue of $3.3 million resulted primarily from (i) an increase of $1.1 million in the amortization of capitalized software development products related to the general release of additional products, (ii) a net $1.6 million increase in costs to support the additional consulting services revenue, primarily from higher incentive compensation costs, and (iii) a $670,000 increase in royalty expense associated with a third-party vendor.

As a percentage of total revenue, cost of revenue approximated 54% in the third quarter of 2005 and 54% for the same period in 2004.

Gross Margin. As a percentage of total revenue, the overall gross margin remained flat at 46% in the third quarter of 2005 and 46% for the same period in 2004. Although there was a higher utilization of consulting resources on more profitable implementation projects, higher margins from software license sales did not exist as a result of the decline in new software license sales in the third quarter of 2005.

Research and Development (R&D) Expenses. R&D expenses increased $390,000, or 5%, to $7.7 million in the third quarter of 2005 from $7.4 million for the same period in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to continue our development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans. Several enhancements were also made to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our web-enabled platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in the third quarter of 2005 and 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.3 million in the third quarter of 2005 and $2.2 million for the same period in 2004), was 77% in the third quarter of 2005 and 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $2.4 million, or 15%, to $18.6 million in the third quarter of 2005 from $16.2 million for the same period in 2004. The overall increase resulted primarily from $2.1 million in higher personnel costs, which includes higher incentive compensation and costs associated with certain senior staff additions in late 2004, (ii) an increase of $860,000 primarily from outsourced services for strategic planning and process improvements, in addition to support and enhancements related to our enterprise reporting system, (iii) an increase of $131,000 for travel and other corporate support costs, and (iv) a decrease of $683,000 due primarily to the loss accrual related to the ATPA litigation in the third quarter of 2004, offset by legal fees primarily related to defense costs for McKesson in the third quarter of 2005. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the third quarter of 2005 compared to 24% for the same period in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $120,000, or 12%, from $976,000 in the third quarter of 2004 to $856,000 for the same period in 2005. The decrease was due primarily to certain intangible assets acquired in fiscal year 2002, which were fully amortized in early 2005.

Interest Income. Interest income increased $116,000, or 80%, to $261,000 in the third quarter of 2005 from $145,000 for the same period in 2004. The increase is due primarily to higher interest rates in our investment accounts and higher interest earned in our operating account.

Interest Expense. Interest expense decreased $105,000 or 34%, from $311,000 in the third quarter of 2004 to $206,000 for the same period in 2005. The decrease relates primarily to lower balances on our capital leases and notes payable, and lower interest on borrowings from our revolving line of credit, offset in part by interest incurred on our line of credit borrowings.

Benefit from (Provision for) Income Taxes. Benefit from income taxes was $295,000 in the third quarter of 2005 compared to a provision for income taxes of $420,000 for the same period in 2004. The provision decrease is primarily due to a discreet benefit recorded in the third quarter 2005 for a return to provision adjustment related to state taxes, in the amount of $630,000. Absent this benefit, the Company’s effective tax rate was 5% for the three months ended September 30, 2005, which was lower than the Federal statutory rate primarily due to the decrease in (release of) valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. We will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. The effective tax rate for the nine months ended September 30, 2004 represented a negative amount.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenue. Total revenue increased $17.1 million, or 9%, to $217.4 million in the first nine months of 2005 from $200.3 million for the same period in 2004. Of this increase, $19.1 million related to non-recurring revenue, which was offset by a decrease of $2.0 million in recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue decreased $2.0 million, or 2%, from $120.6 million in the first nine months of 2004 to $118.6 million for the same period in 2005. This decrease was the result of an $11.4 million decline in outsourced business services, offset in part by an increase of $9.4 million in software maintenance revenue. The overall decrease in outsourced business services revenue primarily resulted from (i) a $9.3 million decline caused by the scheduled termination of our services for Altius, (ii) a $4.4 million decline resulting from the wind-down of our services for PHN, (iii) a $3.8 million reduction resulting from the planned wind-down of our services to physician group customers, and (iv) a $3.3 million decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms. The effect of this $20.8 million decline in outsourced business services revenue was offset in part by $9.4 million of additional revenue primarily from new Facets® hosted customers and increased levels of transaction processing services for our existing benefits administrator customers. The overall increase of $9.4 million in software maintenance revenue resulted primarily from sales of our enterprise and component software in previous quarters, including Facets Extended Enterprise™, QicLink Extended Enterprise™, NetworX™, CareAdvance™ and HealthWeb®, Workflow and HIPAA Gateway™.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue. Non-recurring revenue increased $19.1 million, or 24%, to $98.8 million in the first nine months of 2005 from $79.7 million for the same period in 2004. This increase was the result of a $17.7 million increase in consulting services and other non-recurring revenue due primarily to the higher utilization of consulting resources on more profitable implementation projects and a $1.4 million increase in new software license sales.

Cost of Revenue. Cost of revenue decreased $8.2 million, or 7%, from $126.7 million in the first nine months of 2004 to $118.4 million for the same period in 2005. The overall decrease in recurring cost of revenue of $12.6 million primarily resulted from (i) reduced costs of $7.4 million associated with the scheduled termination of our services for Altius, (ii) a $3.8 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a decline of $2.9 million related to the wind-down of our services for PHN, and (iv) a $1.5 million net increase in costs to support the additional outsourced business services revenue from new Facets® hosted customers and existing benefits administrator customers. The net increase of $1.5 million represented higher incentive compensation costs, which were offset in part by reduced outsourced contractor expenses from the completion of certain internal and customer related data center projects and reduced costs related to cost containment efforts. The increase in non-recurring cost of revenue of $6.4 million resulted primarily from (i) an increase of $3.2 million in the amortization of capitalized software development products related to the general release of additional products, (ii) an increase of $2.4 million primarily from royalty expense associated with a third-party vendor, and (iii) a $790,000 net increase in costs to support the additional consulting services revenue. Additionally, total net loss on contracts decreased $2.0 million due to a higher amount of reversal of these charges in the nine months ended September 30, 2005 as compared to the same period in 2004, as described below.

Loss on Contracts. We executed termination agreements with our two remaining physician group customers in the second quarter of 2005, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million, which reduced our total cost of revenue by an equal amount. In the first nine months of 2004, we reversed $5.9 million of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Additionally, in the first nine months of 2004, we recorded $5.0 million of non-recurring loss on contracts charges, which represented incremental hours required to complete a certain fixed fee implementation. This fixed fee implementation project was completed by the end of the first quarter of 2005.

As a percentage of total revenue, cost of revenue approximated 55% in the first nine months of 2005 and 63% for the same period in 2004.

Gross Margin. As a percentage of total revenue, the overall gross margin increased to 46% in the first nine months of 2005 from 37% for the same period in 2004. The increase in gross margin percentage in the first nine months of 2005 was primarily the result of (i) higher utilization of consulting resources on more profitable implementation projects, (ii) higher software license sales, (iii) management’s decision to exit certain non-strategic and less profitable product offerings and business lines, and (iv) reductions in cost related to the cost containment efforts initiated in the third quarter of 2004. The overall increase in gross margin was partially offset by increases in third-party vendor royalty expenses incurred in the first nine months of 2005.

Research and Development (R&D) Expenses. R&D expenses increased $2.3 million, or 10%, to $24.7 million in the first nine months of 2005 from $22.3 million for the same period in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to continue our development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans, and for the development of certain new component software. Several enhancements were also made to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our web-enable platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in the first nine months of 2005 and 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $6.4 million in the first nine months of 2005 and $6.8 million for the same period in 2004), was 79% in the first nine months of 2005 and 77% for the same period in 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $10.8 million, or 24%, to $55.5 million in the first nine months of 2005 from $44.7 million for the same period in 2004. The overall increase resulted primarily from (i) $5.2 million in higher personnel costs, including higher incentive compensation and costs associated with certain senior staff additions in late 2004 and higher commission expenses incurred related to the timing of new contracts signed, (ii) a $1.5 million increase in outsourced services primarily for strategic planning and process improvements, in addition to support and enhancements related to our enterprise reporting system, (iii) a $2.3 million increase related primarily to defense costs for

McKesson and compliance services in 2005, offset in part by a loss accrual related to the ATPA litigation in 2004 and a $1.1 million insurance reimbursement received in 2005 related to the ATPA litigation settlement, and (iv) approximately $710,000 in other expenses such as executive travel, sales and marketing, and other corporate support costs. SG&A expenses also increased $2.2 million for certain unusual items which negatively affected the period comparison, including a $1.1 million increase due primarily to the collection of a fully reserved note receivable in the second quarter of 2004, and a $1.1 million increase primarily related to lease termination costs associated with certain facility closures in the first six months of 2005. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in the first nine months of 2005 compared to 22% for the same period in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $491,000, or 16%, from $3.1 million in the first nine months of 2004 to $2.6 million for the same period in 2005. The decrease was due primarily to certain intangible assets acquired in fiscal year 2002, which were fully amortized in early 2005, partially offset by the amortization of intangible assets acquired in the second quarter of 2004.

Interest Income. Interest income increased $226,000, or 56%, to $632,000 in the first nine months of 2005 from $406,000 for the same period in 2004. The increase is due primarily to higher interest rates in our investment accounts and higher interest earned in our operating account.

Interest Expense. Interest expense decreased $304,000 or 29%, from $1.0 million in the first nine months of 2004 to $743,000 for the same period in 2005. The decrease relates primarily to lower balances on our capital leases and notes payable, and lower interest on borrowings from our revolving line of credit, offset in part by interest incurred on the IMS Health note payable issued in December 2004, which was fully repaid in January 2005.

Provision for Income Taxes. Provision for income taxes was $341,000 in the first nine months of 2005 compared to $820,000 for the same period in 2004. The provision decrease is primarily due to a discreet benefit recorded in the third quarter 2005 for a return to provision adjustment related to state taxes, in the amount of $630,000. Absent this benefit, the Company’s effective tax rate was 6% for the nine months ended September 30, 2005, which was lower than the Federal statutory rate primarily due to the decrease in (release of) valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. We will continue to assess the potential realization of the remaining deferred tax asset, and will adjust the valuation allowance in future periods, as appropriate. The effective tax rate for the nine months ended September 30, 2004 represented a negative amount.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash flows from operations, private financings, borrowing under our debt facility, public offerings of our common stock, and cash obtained from our acquisitions. As of September 30, 2005, we had cash and cash equivalents totaling $57.8 million, which includes $914,000 in restricted cash.

Cash provided by operating activities in the first nine months of 2005 was $16.5 million. Net cash provided during the period resulted from net income of $15.8 million and a net increase of $17.7 million from non-cash charges such as depreciation and amortization, benefit from doubtful accounts and sales allowance, amortization of deferred stock compensation and other intangible assets, loss on contracts and loss on disposal of assets. The net cash provided was offset in part by a net decrease of $17.0 million in operating asset and liability accounts. As of December 31, 2004, we had Federal NOL carryforwards of $128.0 million, for which the related deferred tax assets are fully reserved for on our balance sheet. The NOL carryforward will be applied against future taxable income, thus reducing future cash tax payments.

Cash used in investing activities of $8.3 million in the first nine months of 2005 was primarily the result of $6.4 million in capitalization of software development costs and $3.1 million in property and equipment and software licenses, offset in part by proceeds from the net sale of $1.2 million in short-term investments.

Cash used in financing activities of $21.8 million in the first nine months of 2005 was primarily the result of payments made to reduce principal outstanding amounts on notes payable and capital lease obligations of $42.3 million, which included the repayment in full of our note payable to IMS Health of $37.4 million to finance the shares repurchased in December 2004, $51.0 million to repay borrowings on our revolving line of credit, and $5.3 million to repurchase 600,000 shares of our common stock from ValueAct Capital (“ValueAct”). This use of cash was offset in part by $66.0 million of proceeds from borrowings under our revolving credit facility, $1.6 million of proceeds from new debt financing for the renewal of our insurance premiums and new capital leases, and $9.2 million of proceeds from the issuance of common stock related to employee exercises of stock options and purchases of common stock in connection with our employee stock purchase plan.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2005, there was a principal balance of approximately $2.0 million remaining on the note.

In December 2004, we entered into a Credit Agreement with a lending institution, which established a revolving credit facility of $50.0 million, subject to a maximum of two times our trailing twelve months EBITDA and fixed percentages of our recurring revenues. The new Credit Agreement expires on January 5, 2008. Principal outstanding under the facility bears interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility are subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaces our prior credit facility, which expired on December 11, 2004. As of September 30, 2005, we had outstanding borrowings on our current revolving credit facility of $27.0 million, with $23.0 million available on this facility. As of September 30, 2005, we were in compliance with all of the covenants under the credit facility.

In December 2004, we entered into a Share Repurchase Agreement pursuant to which we purchased all of the 12,142,857 shares of our common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The shares owned by IMS Health were acquired in connection with the acquisition of Erisco in October 2000. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005 from our cash accounts. The cash portion of the purchase price was financed with the proceeds of the sale of 6,600,000 shares of our common stock to ValueAct Capital for $6.75 per share totaling $44.6 million in proceeds.

Pursuant to a letter dated December 5, 2004, the Company was given the right to repurchase up to 600,000 of the shares sold to ValueAct. On September 19, 2005, the Company exercised its repurchase right with respect to all 600,000 shares for an aggregate purchase price of $5.3 million, or $8.83 per share, that was paid for in cash.

As of September 30, 2005, we have outstanding 5 unused standby letters of credit in the aggregate amount of $914,000, which serve as security deposits for certain capital leases, property and insurance policy. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet. In addition, approximately $363,000 was held in a money market account in accordance to a lease purchase transaction agreement entered into on March 22, 2001, whereby lease receivables were sold to a leasing company. As a result of this transaction, we were required to establish a credit reserve of 25% of the lease transaction purchase price in a special deposit account. The funds were being held as collateral until all payments on the lease receivables were paid in full to the leasing company. As of September 30, 2005, all payments were collected and the bank released the funds.

On September 30, 2005, we entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes to the Initial Purchasers was consummated on October 5, 2005.

The aggregate net proceeds received by us from the sale of the Notes were approximately $82 million, after deducting the amount used to repurchase one million shares of our common stock in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes our senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness.

The Notes were issued pursuant to an Indenture, dated October 5, 2005, by and between us and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

The Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments set forth in the Indenture. Upon conversion of the Notes, we will have the right to deliver shares of our common stock, cash or a combination of cash and shares of our common stock. The Notes are convertible (i) prior to October 1, 2020, during any fiscal quarter after the fiscal quarter ending December 31, 2005, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to October 1, 2020, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 97% of the average conversion value of the Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the Indenture, (iv) if we call the Notes for redemption, or (v) any time on or after October 1, 2020.

The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of October 1, 2010, October 1, 2015 and October 1, 2020, holders may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, holders may require us to repurchase all or a portion of their Notes upon a fundamental change, as described in the Indenture, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Additionally, the Notes may become immediately due and payable upon an Event of Default, as defined in the Indenture. Pursuant to a Registration Rights Agreement dated October 5, 2005, we have agreed to prepare and file with the Securities and Exchange Commission, within 90 days after the closing of the sale of the Notes, a registration statement under the Securities Act for the purpose of registering for resale, the Notes and all of the shares of our common stock issuable upon conversion of the Notes.

The following tables summarize our contractual obligations and other commercial commitments as of September 30, 2005 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,465	$2,465	$—	$—	$—
Capital lease obligations	3,560	2,545	958	57	—
Operating leases	49,447	12,347	17,506	11,659	7,935
Other obligations	2,000	2,000	—	—	—

Total contractual obligations	$57,472	$19,357	$18,464	$11,716	$7,935

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of credit	$27,000	$—	$27,000	$—	$—
Standby letters of credit	914	522	—	—	392

Total other commercial commitments	$27,914	$522	$27,000	$—	$392

Other obligations includes $2.0 million related to a commitment to pay an up-front payment of $8.0 million to a customer in connection with a long-term hosting services agreement, of which $6.0 million has been paid in the first nine months of 2005 (payments are made in equal monthly installments of approximately $667,000). The up-front payment is being amortized equally over the term of the contract as a reduction to revenue. The long-term hosting services agreement includes a termination provision whereby the customer is required to reimburse us for the difference of the $8.0 million payment and what has been amortized up to the date of termination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2005, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $50.0 million revolving credit facility is the lending institution’s prime rate plus 1.0% and is payable monthly in arrears. The revolving credit facility expires in January 2008. As of September 30, 2005, we had outstanding borrowings on the current revolving credit facility of $27.0 million.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance certain equipment. Principal and interest is payable monthly and the note is due in November 2005. Interest accrues monthly at LIBOR rate plus 3.13%. As of September 30, 2005, we had outstanding borrowings of $2.0 million.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement. As of June 30, 2005, the reimbursement was recorded as a receivable and as a reduction to expense. The full amount of this receivable was collected in July 2005.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company has made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages, including treble damages for willful infringement. As of September 30, 2005, the Company has not accrued any liability related to this lawsuit as the Company did not believe, as of the filing date of this report on Form 10-Q, that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney and other defense costs related to this matter are being expensed at the time such costs are incurred.

In addition to the matters described above, and from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Except as discussed above, the Company believes that as of the filing date of this report on Form 10-Q, it was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

Item 6. Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
4.1	Purchase Agreement, dated as of September 30, 2005, by and between the TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC, as the Initial Purchasers

4.2	Registration Rights Agreement, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company, LLC, as the Initial Purchasers

4.3	Indenture, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee

4.4	Form of Global 2.75% Convertible Senior Note due 2025 (included in Exhibit 4.3)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: November 7, 2005	By:	/s/ JAMES C. MALONE
James C. Malone (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1	Purchase Agreement, dated as of September 30, 2005, by and between the TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC, as the Initial Purchasers

4.2	Registration Rights Agreement, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company, LLC, as the Initial Purchasers

4.3	Indenture, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee

4.4	Form of Global 2.75% Convertible Senior Note due 2025 (included in Exhibit 4.3)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002