Form 10-K
period 2005-12-31
TRIZETTO GROUP INC
filed 2006-02-17
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value, and Series A Junior Participating Preferred Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company. Yes ☐     No ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported in the NASDAQ National Market System, was $412.6 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2006 was 42,200,090.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders.

THE TRIZETTO GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

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

PART I

Item 1—Business

OVERVIEW

TriZetto is distinctly focused on accelerating healthcare payers’ ability to lead the industry’s transformation by providing information technology solutions that enhance revenue growth, drive administrative efficiency and improve the cost and quality of care for their members. We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. These include:

•	Enterprise administration software, including Facets Extended Enterprise™, Facts™ and QicLink Extended Enterprise™, including add-on modules such as Workflow, HealthWeb®, HIPAA Privacy, CDH Account Management and FXI to provide enhanced functionality for advanced automation, web-based e-business, HIPAA regulations, consumer functionality and inoperability, respectively;

•	Cost and quality of care solutions, including our NetworX™ suite of products for provider network management and CareAdvance™ suite of care management solutions for both traditional and advanced care management;

•	Software hosting services and select business process outsourcing services, and

•	Strategic, installation, and optimization consulting services.

As of December 31, 2005, we provided products and services to approximately 357 unique customers in the health plan and benefits administrator markets. In 2005, these markets represented 88% and 12% of our total revenue, respectively. As of the end of the third quarter of 2005, we were no longer providing services to the physician group customers.

The TriZetto Group, Inc. was incorporated in Delaware in May 1997 with the merger of two organizations: System One, a provider of online electronic-funds transfer technology, and Margolis Health Enterprises, a provider of technology consulting to healthcare organizations. The combination created a company dedicated to healthcare information technology products and services. Initially, we focused upon providing hosted software services addressed primarily to the provider market. From 1998 to 2003, we increased our focus on the payer industry. In 2003, we initiated a strategic plan to concentrate nearly exclusively on the payer market and to wind-down our provider business. We completed this plan in 2004 and no longer provide services to the provider market.

We completed our initial public offering in October 1999 and, since that time, have acquired eight companies: Novalis Corporation, Finserv Health Care Systems, Inc., Healthcare Media Enterprises, Inc., Erisco Managed Care Technologies, Inc. (“Erisco”), Resource Information Management Systems, Inc. (“RIMS”), Infotrust Company, Diogenes, Inc., and CareKey, Inc. (“CareKey”). (For additional information on our acquisition of Carekey, please see “Significant Developments in Fiscal 2005” below).

Of the eight acquisitions, the Erisco and RIMS acquisitions completed in the fourth quarter of 2000 and the CareKey acquisition completed in the fourth quarter of 2005 were our most significant. Erisco’s main product, Facets®, is the leading administrative system for managed health plans in the country. QicLink™, developed by RIMS, is the leading automated claims-processing system for benefits administrators. With these two acquisitions, TriZetto obtained a customer base with more than 100 million enrollees (40% of the U.S. insured population) and attained a leadership position in two market segments of the payer industry, health plans and benefits administrators.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2005

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

The aggregate net proceeds received by us from the sale of the Notes were approximately $82.0 million, after deducting the amount used to repurchase one million shares of our common stock at $14.50 per share in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes our senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness.

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

On December 22, 2005 (the “Closing Date”), we completed our acquisition of CareKey, Inc., a Delaware corporation, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”). As a result of the acquisition, CK Acquisition Corp., a Delaware corporation and wholly owned subsidiary of TriZetto was merged with and into CareKey and CareKey became a wholly owned subsidiary of the Company. Under the Merger Agreement, CareKey stockholders and optionholders are entitled to receive an aggregate cash payment of $60.0 million as of the Closing Date. Further, CareKey stockholders and optionholders will be entitled to receive contingent consideration under each of the following circumstances: (i) $15.0 million, in cash payable on February 28, 2006 in the event certain customer retention conditions are met as of February 15, 2006, and (ii) up to $25.0 million, in cash or stock at TriZetto’s election, in the event certain financial milestones are achieved during a period ending December 31, 2008. In addition, further contingent consideration, payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestones or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

FINANCIAL INFORMATION

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income (loss), and total assets for the last three years.

OUR STRATEGY

Rising healthcare costs and health insurance premiums are causing employers, as well as federal and state government programs, to shift more of the cost of healthcare benefits to consumers in the form of higher premium contributions, deductibles, co-insurance and co-payments. Since 2000, average premiums for family coverage in the United States increased 59%, while wages grew only 12%. Typical family out-of-pocket healthcare costs now exceed 10% of the average annual wage. As a result of increased personal spending on healthcare, healthcare consumers (i.e., employees and their family members, individuals, and retirees) are demanding better service, efficiency, and value from their health plan. This includes improved information regarding health care benefit and insurance coverage options, better information to determine the most efficient methods to fund out-of-pocket costs, real-time information regarding benefits eligibility and accessibility, accurate information at the point-of-service regarding out-of-pocket costs (i.e., patient or consumer financial responsibility), real-time information regarding healthcare fund balances and claims payment status, and increased comparative data and intelligence regarding healthcare provider cost (i.e., pricing) and quality.

We believe that payers will play a central and critical role in the evolution of the U.S. healthcare industry. We also believe that most health plans and benefits administrators must evolve and improve their technology infrastructures, software applications, and business processes to compete in this changing healthcare marketplace. We recognize that the evolution of the healthcare industry to a more retail-like environment may be gradual. Our strategy, therefore, is to protect our existing customers’ investment in our products and services through ongoing research and development that allows for systematic upgrades of existing capabilities, while providing both existing and new payer customers with innovative IT expertise, technology-based products and services that help them strengthen their IT capabilities, and transform their businesses to prosper in this more consumer-centric environment. Key elements of our strategy include:

•	Help customers anticipate change and migrate toward a successful future. In 2005, we continued to articulate our vision of the future for health plans and benefits administrators. We named these “futures” Health Plan 5.0 and Benefits Administrator 5.0. “5.0” continues to be the centerpiece of our sales strategy, supported by TriZetto’s extensive portfolio of solutions and a clear migration path for customers. Over the course of 2005, we introduced additional products and services that provide our customers with the solution components to achieve “5.0.”

•	Offer a compelling value proposition. We are focused on offering a quantified, compelling value proposition that includes such advantages as enhancing payers’ revenue growth, driving their administrative efficiency and improving the cost and quality of care for their members. Other benefits include reduced and more predictable information technology costs, more cost effective business processes, lower administrative costs, lower medical costs, less risk and more rapid return on investment, and faster business transformation. Our internal estimates, based on industry benchmarks and customer data, show that return on investment increases with the use of our proprietary software in combination with one or more of our outsourced services.

•	Offer market-leading enterprise software for health plans and benefits administrators. In 2003, we introduced new versions of both Facets Extended Enterprise™ (or Facets e2™) and QicLink Extended Enterprise (QicLink e2™) to the marketplace. Facets e2™ is a major expansion of our flagship Facets® enterprise administration software for health plans. Facets e2™ provides significant new business and technology enhancements aimed at helping health plans meet emerging market demands, including customer-driven market requirements, integrated e-business functionality, regulatory compliance, and advanced open architecture and web services technologies. QicLink e2™ is a new generation of our leading QicLink™ administration software for third-party benefits administrators, with similar consumer-centric enhancements, as well as an enhanced user interface. Beginning in 2004, we began upgrading health plan and benefits administrator customers to these new versions. Customers receive some of these enhancements as part of their annual release fees and other functionality is packaged in separately priced modules. Whether or not included in release fees, upgrades often generate opportunities for us to sell consulting and other services.

•	Offer innovative cost and quality of care applications and electronic connectivity technologies. Our customers run complex businesses that require a range of software applications and electronic connectivity technologies that extend beyond the capabilities of their primary enterprise software applications. TriZetto’s suite of cost and quality of care solutions are complementary to our enterprise software solutions and allow us to help payers address the vast majority of healthcare medical costs not focused solely on health plan administration activities. TriZetto’s NetworX Pricer and NetworX Modeler applications allow health plans to improve the provider contracting process, as well as to automate the administration of these provider contracts to allow streamlined and processing. Our CareAdvance Enterprise suite of advanced care management solutions addresses both traditional utilization, case and disease management, as well as provides secure, portable and personalized health records to facilitate proactive population management. Our electronic connectivity technologies, such as DirectLink, provide high-value alternatives to custom developed in-house solutions, complex integration of third-party software applications and use of clearinghouses for transaction distribution. While these applications are architecturally engineered to most easily integrate with other TriZetto products and services, they are also of high value to customers who run enterprise software not developed by TriZetto.

•	Deliver our technology in concert with a continuum of services that can transform a customer’s business. In addition to offering leading enterprise and specialized component software, TriZetto offers complementary services that assist customers in achieving business success, including: overall IT strategy, software hosting, business process re-engineering, transaction processing (including claims, billing, enrollment, member services, physician credentialing, accounts receivable, and collections), and IT outsourcing. These services, in combination with TriZetto’s technology and delivery capabilities, can transform a customer’s business.

•	Organize products and services around the customer’s main business cycles. Our solutions are being aligned with the way our customers operate internally. We have products and services that address the main business cycles of a health plan, which are: product development, revenue management, reimbursement management, customer service, network management, care management, risk management, and general finance and administration. Benefits administrators have largely similar business cycles.

•	Leverage our strategic relationships. We leverage our current strategic relationships and enter into new relationships to expand our customer base and service offerings. We have established co-marketing and sales arrangements with third-party systems integrators and software vendors. As our customer base grows, we intend to expand and strengthen these relationships.

•	Selectively pursue acquisitions. We continually evaluate acquisitions of companies that could expand our market share, product offerings or our technical capabilities. Since our initial public offering in 1999, we have made eight acquisitions. We may pursue additional acquisitions that we believe create shareholder value.

OUR PRODUCTS AND SERVICES

Enterprise and Component Software

In 2005, we derived approximately 44% of our total revenue from license and maintenance fees for our proprietary enterprise administration software and specialized component applications. Our Facets®, Facts™ and QicLink™ applications are recognized in their respective markets for providing advanced solutions that create operational efficiencies and reduce costs. In 2003, we initiated a strategy to develop specialized component software products that address specific niche needs and allow additional sales opportunities for TriZetto. We offer software on a licensed as well as hosted basis to health plans and benefits administrators.

Out of our total revenue in 2005, 2004, and 2003, we spent 14%, 14%, and 13%, respectively, on software development (expensed and capitalized), primarily for our proprietary software products.

Enterprise Administration Software

Facets®. Facets® is a widely implemented, scalable client/server enterprise administration solution for healthcare payers. Facets® allows payers to select from a variety of modules to meet specific business requirements—including claims processing, claims re-pricing, capitation/risk fund accounting, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service, and electronic data interchange.

Facets® can also be combined with complementary software to address the enterprise-wide needs of a managed care organization. Facets® has been expanded through alliances with complementary solutions for physician credentialing, document imaging, workflow management, data warehousing, and decision support.

Facets® is available to customers on a license or hosted basis. In June 2003, we released a new product called Facets Extended Enterprise™ (Facets e2™), which was a major expansion of Facets®. Facets e2™ includes the following features and benefits for health plans:

•	Flexible, integrated technology to support multiple lines of business and in-depth functionality which provide for the essentials of health plan administration;

•	Simplified entry of benefit plan information;

•	Enhanced views of customer service data;

•	Integrated HIPAA functionality to satisfy standard electronic transactions and privacy regulations;

•	Consumer directed healthcare, Medicare and Managed Medicaid solutions;

•	Functions to support complex provider contracts and automated pricing of claims;

•	Extensive use of Service-Oriented Architecture (SOA) that emphasizes Web-enabled interoperability to simplify integration of third-party applications; and

•	Choice of leading databases — Oracle, Microsoft SQL and Sybase.

At December 31, 2005, we had 71 implementations of Facets® at customers comprising 58 million member lives under contract. Many customers have purchased or are upgrading to Facets e2™, including 25 in 2005. These upgrades are included in customers’ annual release fees. In addition, upgrades generate opportunities to sell consulting and other services to assist the upgrades, as well as add-on modules that work exclusively with this new version of Facets®.

Facts™. Introduced in 1980, Facts™ is designed for the indemnity insurance market, specifically managed indemnity, and group insurance. Facts™ software, which we acquired in our acquisition of Erisco, is a legacy software application which is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing, and claims processing. At December 31, 2005, we had 36 Facts™ customers comprising 42 million lives.

QicLink™. We believe that QicLink™ is the nation’s most widely-used automated claims administration technology for benefits administrators. Its flexible design is well suited for third party administrators, as well as organizations that self-fund or self-administer their health benefits. QicLink™ is a full-functioned enterprise system that handles enrollment, customer service, claims adjudication, billing and accounts receivable, re-pricing, and payment process, and is available to customers on a licensed or hosted basis. Recent product releases include functionality improvements designed for the consumer-directed market, debit card processing expanded auto adjudication and web customer service, and technology improvements such as the introduction of the Microsoft.NET framework. At December 31, 2005, we had 147 QicLink™ customers, comprising 10 million lives.

CareAdvance™. Until 2004, the majority of TriZetto’s solutions focused on payers’ administrative costs. In 2004, TriZetto partnered with CareKey to offer the CareAdvance suite of care management solutions. TriZetto completed its acquisition of CareKey in December 2005 and began marketing the CareAdvance suite as the TriZetto CareAdvance Enterprise. TriZetto CareAdvance Enterprise automates all aspects of care management, including: member identification and assessment; guideline-based care planning; member and provider communications; task and team management; ongoing member monitoring, education and care coaching; and multi-stakeholder granular reporting for a variety of constituents. The system integrates with TriZetto’s Facets® administrative system to provide real-time access to member administrative data including claims, eligibility, benefits and authorizations. CareAdvance™ Enterprise extends effective care to more members and allows a health plan to serve all its members’ medical management needs on one platform, including catastrophic care coordination, chronic disease management, wellness, and family care.

Specialized Component Software

NetworX™. NetworX™ was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. The NetworX™ product line has been expanded to include a suite of products that addresses the re-pricing needs of not only PPOs, but also the requirements of health plans for automated re-pricing of complex facility claims and modeling of contracts. NetworX Pricer™ is a specialized component application, which automates the claims pricing process for health plans. This product is sold as a separate application that can be interfaced to legacy administration systems, as well as to Facets e2™. The NetworX Modeler™ product is a standalone application to support the automated modeling and analysis of provider contracts to help health plans negotiate with providers in their network. NetworX Pricer™ and NetworX ModelerTM have an innovative interface, which allows users to share contract data between the two systems. NetworX™ complements ClaimsExchange™, a hosted application service, which provides Internet connections that allow preferred provider organizations and healthcare claims payers to exchange claim information online.

HealthWeb®. HealthWeb® allows health plans to exchange information and conduct business with physician groups, members, employers, and brokers on a secure basis over the Internet. HealthWeb® is installed on the health plan’s web servers or offered on a hosted basis and then configured according to customer preferences. The HealthWeb® applications are easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. HealthWeb® modules are designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication, and many other transactions benefiting physician offices. The modules also support enrollment, demographic changes, primary care physician selection, identification card requests, and other transactions for employers, brokers, and health plan members.

Workflow. The add-on Workflow application for Facets e2™ automates manual processes and streamlines workflows, helping health plans to reduce claims turnaround times, improve customer response and facilitate the creation of employer groups. With Facets e2™ Workflow, claims are prioritized and routed automatically according to rules established by the plan’s business staff. Faster claims turnaround times allow health plans to realize lower overall operating costs, as well as nearly immediate return on investment through prompt-pay discounts. Facets e2™ Workflow functionality for Customer Service focuses on the management of work items that are not resolved upon initial contact with customer service representative. Facets e2™ Workflow functionality for Group Administration allows customers to administer the creation of new groups and facilitates the group renewal process. The application gives health plans a competitive advantage: faster, more accurate claims adjudication and reduced customer response time, which translates directly into improved service for plan members and providers.

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

Outsourced Business Services

In 2005, we derived approximately 27% of our total revenue from outsourced business services. Our outsourced business services fall into two categories, software hosting and application management and business process outsourcing, both of which are described in more detail below.

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

Business Process Outsourcing (BPO). To complement our software hosting services, we also provide health plans and benefits administrators with transaction processing services for typical back office functions, including claims, billing, and enrollment. Customers typically outsource to us for the following reasons: to improve or maintain service, for more predictable costs, to take advantage of our larger scale, to reduce risk through our performance guarantees, to gain access to our technical and healthcare business expertise, to increase speed-to-market, to ensure business continuity, and to become HIPAA compliant.

Our business process outsourcing services include:

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

These business process outsourcing services are generally provided in our centralized processing locations. Approximately 176 employees are located at our various processing sites, providing services for customers using our Facets®, QicLink™, and other proprietary and third party software systems.

Professional Services

We derived approximately 28% of our revenue from professional services in 2005, mainly from consulting and implementations associated with our proprietary software, software hosting, and other outsourcing contracts. As of December 31, 2005, we employed approximately 206 professional services personnel. Our professional services personnel team help our customers reduce administrative and medical costs, improve the quality of medical care delivered, and improve member satisfaction by:

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

SALES AND MARKETING

Our primary sales and marketing approach is to utilize our direct sales force to promote TriZetto as the single source for comprehensive healthcare information technology products and services to payers. As of December 31, 2005, we had approximately 90 sales, sales support, account management and marketing employees throughout the United States. Our professional sales force, comprised of experienced sales executives, sells our entire range of offerings to current and prospective customers, including enterprise software, specialized component software, outsourced business services, and consulting services. We also have specialized sales personnel who focus exclusively on our care management and network management offerings. Separate sales teams have been established for the health plan and benefits administration markets. Our solutions architecture team supports the sale of enterprise software, component software, hosting, business process management and professional services. Sales support personnel provide in-depth technical information, provide product demonstrations, and negotiate contracts with our customers and prospects. To support the overall sales process, multi-disciplinary pursuit teams are established for each major prospect, spearheaded by a member of executive management.

Our marketing organization is organized by target market and is closely aligned with the sales force to provide market specific campaigns and lead generation initiatives for our enterprise software, component software, care management systems, consumer health solutions, outsourced business services, and consulting services. These initiatives include direct mail campaigns, marketing collateral, trade shows, seminars, and events. The marketing organization also develops and supports our overall corporate positioning and branding, coordinates market research, and handles all tradeshows, customer conferences and events. The product marketing team works closely with our business unit leadership to help bring our products and services to commercial-ready status, as well as to adapt messaging to support key target market segments such as consumer-directed and government-sponsored.

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

COMPETITION

The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. By using proprietary technologies and methods, we develop, integrate and deliver packaged enterprise and component software applications, connectivity solutions for both Internet and direct communication, application hosting, infrastructure outsourced business services and IT consulting services. Our competitors provide some or all of the services that we provide. Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare software application vendors, such as Quality Care Solutions, Inc. and Amisys Synertech Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as Emdeon Corporation (formerly WebMD Corporation), NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

Our total backlog at December 31, 2005 was approximately $703.4 million compared to $585.0 million at December 31, 2004. The 12-month backlog at December 31, 2005 was approximately $185.1 million compared to $173.1 million at December 31, 2004. For a breakout of total and 12-month backlog by recurring and non-recurring revenue, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

SIGNIFICANT CUSTOMERS

As of December 31, 2005 we were providing services to approximately 357 unique customers. Two of our customers, The Regence Group and United Healthcare Services, Inc., represented an aggregate of approximately 26% of our consolidated revenue in 2005 and these same two customers generated 15% and 11%, respectively, of our consolidated revenues in 2005. No single customer accounted for more than 10% of our accounts receivable and consolidated revenues in 2004 and 2003.

EMPLOYEES

As of December 31, 2005, we had approximately 1,500 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

AVAILABLE INFORMATION

Our website is located at www.trizetto.com. We make available free of charge through this website all of our SEC filings including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

Item 1A—RISK FACTORS

We have a history of operating losses and cannot predict if we will be able to sustain our positive net income.

We have generated net losses in 19 of our past 28 quarters (through December 31, 2005). We may not be able to sustain our current level of revenue or increase our revenue in the future. We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. If we are not able to sustain our current levels of revenue or maintain our profitability, our operations may be adversely affected.

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of December 31, 2005 we were providing services to 357 unique customers. Two of our customers, The Regence Group and United Healthcare, Inc., represented an aggregate of approximately 26% of our consolidated revenue in 2005 and these same two customers generated 15% and 11%, respectively, of our consolidated revenues in 2005. No single customer accounted for more than 10% of our accounts receivable and consolidated revenues in 2004 and 2003.

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

Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods. Our quarterly operating results can vary significantly based on a number of factors, such as:

•	our mix of non-recurring and recurring revenue;

•	our ability to add new customers and renew existing accounts;

•	selling additional products and services to existing customers;

•	long and unpredictable sales cycles;

•	meeting project milestones and customer expectations;

•	seasonality in information technology purchases;

•	the timing of new customer sales; and

•	general economic conditions.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc., and Amisys Synertech Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as Emdeon Corporation (formerly WebMD Corporation), NaviMedix and HealthTrio; and

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2.

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

There has been and continues to be acquisition and consolidation activity among healthcare payers and benefits administrators. Mergers or consolidations of payer organizations or payer organizations in the future could decrease the number of our existing and potential customers. The acquisition of a customer could reduce our revenue and have a negative impact on our results of operation and financial condition. A smaller overall market for our products and services could also result in lower revenue and margins. In addition, healthcare payer organizations are increasing their focus on consumer directed healthcare, in which consumers interact directly with health plans through administrative services provided by health plans to employer groups. These services compete with the services provided by benefits administrators and could result in additional consolidation in the benefits administration market.

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

Since inception, we have made eight acquisitions. A significant portion of our historical growth has occurred through acquisitions and we may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms or at all. Acquisitions may require significant capital, typically entail many risks, and can result in difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses.

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

To finance future acquisitions, we may issue equity securities that could be dilutive to our stockholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets as a result of acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and have a material adverse effect on our business, financial condition, operating results and cash flows. Acquisitions may also result in large one-time charges as well as goodwill and intangible assets and impairment charges in the future that could negatively impact our operating results.

Our need for additional financing is uncertain as is our ability to raise capital if required.

If we are not able to sustain our positive net income, we may need additional financing to fund operations or growth. We may not be able to raise additional funds through public or private financings, at any particular point in the future or on favorable terms. Future financings could adversely affect our common stock and debt securities.

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

We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our hosted solutions or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Performance or security problems with our systems could damage our business.

Our customers’ satisfaction and our business could be harmed if we, or our customers, experience any system delays, failures, or loss of data.

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

Our success will depend in large part on the continued services of management and key personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition, operating results, and cash flows. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations and our needs for additional management and key personnel will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain, and motivate these individuals.

We rely on an adequate supply and performance of computer hardware and related equipment from third parties to provide services to larger customers and any significant interruption in the availability or performance of third-party hardware and related equipment could adversely affect our ability to deliver our products to certain customers on a timely basis.

As we offer our hosted solution services and software to a greater number of customers and particularly to larger customers, we may be required to obtain specialized computer equipment from third parties that can be difficult to obtain on short notice. Any delay in obtaining such equipment may prevent us from delivering large systems to our customers on a timely basis. We also may rely on such equipment to meet required performance standards. We may have no control over the resources that third parties may devote to service our customers or satisfy performance standards. If such performance standards are not met, we may be adversely impacted under our service agreements with our customers.

Any failure or inability to protect our technology and confidential information could adversely affect our business.

Our success depends in part upon proprietary software and other confidential information. The software and information technology industries have experienced widespread unauthorized reproduction of software products and other proprietary technology. We rely on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. However, these protections may not be sufficient, and they do not prevent independent third-party development of competitive products or services.

We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, results of operations and financial condition. We do not have non-compete agreements with our employees who are generally employed on an at-will basis. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. If we are not successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor, our competitive advantage may be significantly reduced which would result in reduced revenues.

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

Participants in the healthcare industry, such as our payer customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records, and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government is likely to enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services (“DHHS”) has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses, and healthcare providers to follow with respect to individually identifiable health information. DHHS has issued final regulations mandating the use of standard transactions and code sets, which became effective October 16, 2003. DHHS has also issued final HIPAA privacy regulations, which required Covered Entities to be in compliance by April 14, 2003, and final HIPAA security regulations, which required Covered Entities to be in compliance by April 20, 2005. Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

Our payer customers must comply with HIPAA, its regulations, and other applicable healthcare laws and regulations. In addition, we may be deemed to be a covered entity subject to HIPAA because we offer our customers products that convert data to a HIPAA compliant format. Accordingly, we must comply with certain provisions of HIPAA and in order for our products and services to be marketable, they must contain features and functions that allow our customers to comply with HIPAA and other healthcare laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, because HIPAA and its regulations have yet to be fully interpreted, our products may require modification in the future. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations, our business will suffer.

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

In addition, laws governing healthcare payers are often not uniform among states. This could require us to undertake the expense and difficulty of tailoring our products in order for our customers to be in compliance with applicable state and local laws and regulations.

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

In January 2006, we amended our credit agreement with Wells Fargo Foothill, Inc. increasing the amount of our revolving credit facility from $50 million to $100 million.

As of December 31, 2005, our total consolidated long-term debt was $100.0 million. In addition, the Indenture does not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our obligations under the Notes or our credit facility;

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, expansion, acquisitions or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to our success in marketing our products and services, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our indebtedness, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness;

•	to sell assets; and/or

•	to reduce or delay planned expenditures on research and development and/or commercialization activities.

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Facilities

As of December 31, 2005, we were leasing a total of 13 facilities located in the United States. Our principal executive and corporate office is located in Newport Beach, California. Our data centers that we use to serve customers are located in Greenwood Village and Denver, Colorado. Our leases have expiration dates ranging from 2006 to 2013. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained, if needed.

Item 3—Legal Proceedings

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and us. In its verdict, the jury found that we made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was entered by the court which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. We recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, we entered into a settlement agreement with ATPA in which we agreed to pay ATPA $2.2 million to fully resolve the dispute. This amount was paid to ATPA in July 2005. In June 2005, our insurance carrier agreed to reimburse us a total of $1.1 million of the settlement. The reimbursement was received in July 2005 and was recorded as a reduction to expense.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against us in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that we have made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages including treble damages for willful infringement. As of December 31, 2005, we have not accrued any liability related to this lawsuit as we do not believe, as of the filing date of this report on Form 10-K, that our liability to McKesson is probable and capable of being reasonably estimated. Our attorney fees and other defense costs related to this matter are being expensed as incurred. If it is determined that our clinical editing software infringes McKesson’s patent and the injunction sought by McKesson is granted by the Court, we could be liable for substantial monetary damages and be precluded from offering clinical editing software to our customers. In addition, pursuant to contractual obligations with many of our Facts™, Facets® and QicLink™ customers, we may be required, at our cost, to replace our clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on our results of operations, financial position or cash flows.

In addition to the matters described above, we are involved in litigation from time to time relating to claims arising out of our operations in the normal course of business. Except as discussed above, we believe that as of the filing date of this report on Form 10-K, we were not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

Item 5—Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ National Market under the symbol “TZIX” since October 8, 1999.

The following table shows the high and low closing prices of our common stock as reported on the NASDAQ National Market for the periods indicated:

Quarters Ended	High	Low
December 31, 2005	$17.33	$13.09
September 30, 2005	$17.21	$14.12
June 30, 2005	$14.34	$8.80
March 31, 2005	$9.48	$8.05
December 31, 2004	$9.50	$5.90
September 30, 2004	$7.28	$5.63
June 30, 2004	$8.05	$6.39
March 31, 2004	$7.80	$6.15

As of February 14, 2006, there were 119 holders of record based on the records of our transfer agent.

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

The following table sets forth all purchases made by us of our common stock during each month within the fourth quarter of 2005. No purchases were made pursuant to a publicly announced repurchase plan or program.

Month	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October	1,000,000	$14.50	—	—
November	—	—	—	—
December			—	—

Total	1,000,000	$14.50	—	—

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On September 30, 2005, The TriZetto Group, Inc. (the “Company”) entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100.0 million aggregate principal amount of its 2.75% Convertible Senior Notes due 2025

(the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We received net proceeds of $82.0 million after the deduction of debt issuance costs and the repurchase of one million shares of our common stock at $14.50 per share. The notes require semi-annual interest payments on April 1 and October 1 and the $100.0 million principal balance is due on October 1, 2025. At the election of their respective holders, the notes are convertible into common shares of TriZetto at a conversion price of $18.85 per share. This represents a conversion rate of approximately 53.0504 shares of common stock per $1,000 principal amount of notes.

Item 6—Selected	Financial Data

The following selected consolidated financial data, except as noted herein, has been taken or derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated statement of operations data:
Revenue:
Recurring revenue	$160,137	$158,981	$160,973	$159,178	$142,706
Non-recurring revenue	132,082	115,584	129,356	105,972	75,466

Total revenue	292,219	274,565	290,329	265,150	218,172

Cost of revenue:
Recurring revenue	95,699	107,825	115,812	114,509	103,854
Non-recurring revenue	65,706	63,126	93,244	63,311	42,806

	161,405	170,951	209,056	177,820	146,660

Recurring revenue—(recovery from) loss on contracts(1)	(2,877)	(5,886)	11,271	—	—
Non-recurring revenue—loss on contracts(1)	—	4,533	3,680	—	—

	(2,877)	(1,353)	14,951	—	—

Total cost of revenue	158,528	169,598	224,007	177,820	146,660

Gross profit	133,691	104,967	66,322	87,330	71,512

Operating expenses:
Research and development	31,655	30,398	24,823	21,911	16,402
Selling, general and administrative	76,758	59,980	52,138	53,966	51,938
Amortization of goodwill and other intangible assets(2)	2,885	4,244	10,908	28,027	69,076
Restructuring and impairment charges(3)	—	—	3,769	651	12,140
Impairment of goodwill and other intangible assets(4)	—	—	—	131,019	—

Total operating expenses	111,298	94,622	91,638	235,574	149,556

Income (loss) from operations	22,393	10,345	(25,316)	(148,244)	(78,044)
Interest income	1,619	583	970	1,609	2,048
Interest expense	(1,579)	(1,369)	(2,005)	(1,479)	(1,333)

Income (loss) before benefit from (provision for) income taxes	22,433	9,559	(26,351)	(148,114)	(77,329)
(Provision for) benefit from income taxes	(412)	(1,101)	(1,124)	(250)	16,175

Net income (loss)	$22,021	$8,458	$(27,475)	$(148,364)	$(61,154)

Net income (loss) per share:
Basic	$0.52	$0.18	$(0.60)	$(3.28)	$(1.53)

Diluted	$0.48	$0.18	$(0.60)	$(3.28)	$(1.53)

Shares used in computing net income (loss) per share:
Basic	41,948	46,794	46,170	45,256	40,094

Diluted	45,503	48,157	46,170	45,256	40,094

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, restricted cash, and short-term investments	$108,483	$73,147	$76,347	$81,117	$84,633
Total assets	317,739	239,884	233,308	237,996	390,721
Total short-term debt and capital lease obligations	2,099	43,786	34,920	17,921	19,607
Total long-term debt and capital lease obligations	101,065	13,838	7,155	15,116	9,699
Total stockholders’ equity	101,358	86,933	113,523	137,414	280,955

(1)	During the fourth quarter of 2003, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, we were able to accelerate the termination of our services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support our remaining customers. As a result of these actions, we were able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed us to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $5.0 million of loss on contracts charges in the first six months of 2004. In the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter of 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.
(2)	As of January 1, 2002, we adopted the rules set forth in Financial Accounting Standards Board Statement (“FASB”) No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001, which states that goodwill and intangible assets deemed to have indefinite lives will be subject to annual impairment tests instead of being amortized. Effective January 1, 2002, goodwill, along with acquired workforce reclassified to goodwill in accordance with FASB Statement No. 142, are no longer being amortized.
(3)	In December 2001, we initiated a number of restructuring actions focused on eliminating redundancies, streamlining operations and improving overall financial results. These initiatives included workforce reductions, office closures, discontinuation of certain business lines and related asset write-offs. In the fourth quarter of 2003, approximately $280,000 of restructuring expense was reversed related to the lease settlements for the facility closures in Naperville, Illinois and Westmont, Illinois, which were previously accrued for in fiscal year 2001. As a result of our decision in the fourth quarter of 2003 to wind-down our outsourcing services to physician groups and to discontinue our outsourcing services to certain non-Facets® payer customers, we estimated that our future net cash flows from the assets used in these businesses would recover their net book value. Accordingly, a total charge of $4.0 million was taken as a restructuring and impairment charge in the fourth quarter of 2003, which represented the net book value of these assets. The assets were written off in the first quarter of 2004.

(4)	After the end of the fourth quarter of 2002, our market capitalization decreased to a level that required us to perform additional analyses under FASB Statement No. 142 to quantify the amount of impairment to goodwill. This analysis resulted in an impairment charge to goodwill of $97.5 million as of December 31, 2002. The decrease in market capitalization was also an indicator that our other intangible assets might also be impaired as of December 31, 2002, and they were also tested for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The analysis resulted in an additional impairment charge of $33.5 million.

Item 7—Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; specialized component software, including our NetworX™ products for provider network management, CareAdvance™ care management software, HealthWeb® suite of web interface tools, CDH Account Management and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 357 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In 2005, these markets represented 88% and 12% of our total revenue, respectively. As of December 31, 2005, we were no longer providing services to physician group customers.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income (loss). Total revenue for 2005 was $292.2 million compared to $274.6 million in 2004. Recurring revenue for 2005 was $160.1 million compared to $159.0 million in 2004. Non-recurring revenue for 2005 was $132.1 million compared to $115.6 million in 2004. Bookings for 2005 were $296.6 million compared to $335.3 million in 2004. Backlog at December 31, 2005 was $703.4 million compared to $585.0 million at December 31, 2004. Gross profit was $133.7 million in 2005 compared to $105.0 million in 2004. Net income in 2005 was $22.0 million compared to $8.5 million in 2004. These financial comparisons are further explained in the section below, “Results of Operations.”

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

On September 1, 2003, Coventry Health Care, Inc. (“Coventry”) acquired Altius Health Plans, Inc. (“Altius”), one of our outsourced services customers. As a result, our services agreement with Altius was terminated effective May 31, 2004. Revenue from the Altius services agreement was $22.1 million in 2003, which included a $2.2 million termination fee, and $9.3 million in 2004 through the date of termination.

In late 2003, a management decision was made to exit certain non-strategic and less profitable product offerings and business lines. This decision included winding down services related to our physician group customers, as well as the planned elimination of our hosting and business process outsourcing services for two competing third-party software platforms. Early in the second quarter of 2005, we executed termination agreements with two of our remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed.

In the second quarter of 2004, we initiated certain cost containment efforts, which included workforce reductions, modifications to certain employee benefit programs and other actions. We realized a significant portion of these benefits in the third and fourth quarters of 2004.

In December 2004, our management and administrative services agreement with Preferred Health Networks, Inc. (“PHN”), was amended to substantially reduce the scope of our hosting and business process outsourcing services. PHN requested an extension of these reduced services through March 31, 2006, when it plans to complete the wind-down of its operations. Revenue from the PHN management and administrative services agreement was $640,000 in 2005 and $4.5 million in 2004.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front payments to customers;

•	Sales returns and allowance doubtful accounts;

•	Capitalization of software development costs;

•	Loss on contracts;

•	Impairment of goodwill and other intangible assets;

•	Litigation accruals;

•	Bonus accruals; and

•	Income taxes.

This listing is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2005, approximately 55% of our total revenue was recurring and 45% was non-recurring.

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. We record revenue net of estimated penalties resulting from any failure to maintain the level of operating performance. These penalties have not been significant in the past. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. Certain royalty costs paid to third- party software vendors associated with software maintenance are amortized over the software maintenance period.

We generate non-recurring revenue from the licensing of our software. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For arrangements containing multiple elements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The set-up fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents a culmination of the earnings process. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate non-recurring revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method, upon completion of all contractual obligations.

We also generate non-recurring revenue from certain one-time charges, including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations, and collection is reasonably assured. Other non-recurring revenue is also generated from fees related to our product related conferences.

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. These payments are regarded as discounts to the services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be written off as an expense in the period it is deemed unrecoverable. Unamortized up-front payments to customers were $7.7 million and $1.3 million as of December 31, 2005 and 2004, respectively.

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

Capitalization of Software Development Costs. The capitalization of software costs includes developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We account for our software development costs, other than costs for internal-use software, in accordance with FASB Statement No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize costs associated with product development, coding, and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product’s general availability release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability.

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of December 31, 2005, our evaluation determined that the carrying amount of these assets was not impaired.

Loss on Contracts. During the fourth quarter of 2003, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, we were able to accelerate the termination of our services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support our remaining customers. As a result of these actions, we were able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed us to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that the project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $5.0 million of loss on contracts charges in the first six months of 2004. In the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter of 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005. Anticipated losses on fixed price contracts are accrued in the period in which they become known.

Impairment of Goodwill and Other Intangible Assets. Under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We adopted FASB Statement No. 142 effective as of January 1, 2002. We performed our annual impairment test on March 31, 2005, and this test did not reveal indications of impairment.

Litigation Accruals. Pending unsettled lawsuits involve complex questions of fact and law and may require expenditure of significant funds. From time to time, we may enter into confidential discussions regarding the potential settlement of such lawsuits; however, there can be no assurance that any such discussions will occur or will result in a settlement. Moreover, the settlement of any pending litigation could require us to incur settlement payments and costs. In the period in which a new legal case arises, an expense will be accrued if our liability to the other party is probable and can be reasonably estimated. On a quarterly basis, we review and analyze the adequacy of our accruals for each individual case for all pending litigations. Adjustments are recorded as needed to ensure appropriate levels of reserve. Our attorney fees and other defense costs related to litigation are expensed as incurred.

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

Income Taxes. We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, FASB Statement No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. We review the need for a valuation allowance on a quarterly basis. We believe sufficient uncertainty exists regarding the realizability of our deferred tax assets such that a full valuation allowance is required on our net deferred tax assets at December 31, 2005. Subsequent evidence including continued positive earnings trends may diminish this uncertainty to the point where we conclude that it is more likely than not that some or all of our deferred tax assets will be realized. If and when we decrease the valuation allowance, approximately $16.6 million will be allocated to income tax benefit, $6.2 million will be recorded as an adjustment to goodwill, and $5.2 million will be recorded as an adjustment to equity for the benefit of employee stock option exercises.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to FASB Statement No. 123 and supersedes Accounting Principles Board Opinion 25 and FASB Statement No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under FASB Statement No. 123 may apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FASB Statement No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FASB Statement No. 123.

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

Subsequent Events

On January 19, 2006, we and each of our subsidiaries (the “Borrowers”), entered into Amendment Number Two to our Credit Agreement (the “Amendment”) with Wells Fargo Foothill, Inc., as the administrative agent and lender (the “Lender”). The Amendment amends the terms of our Credit Agreement dated December 21, 2004, by and among the Borrowers and the Lender (the “Agreement”).

The Amendment increases the amount of the revolving credit facility under the Agreement from $50 million to up to $100 million (the “Facility”), subject to certain fixed percentages of our recurring revenues, and extends the expiration date of the Agreement to January 5, 2010. Under the terms of the Amendment, the principal outstanding under the Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the election of the Borrowers, subject to specified restrictions. The unused portions of the Facility will be subject to unused Facility fees. In the event the Borrowers terminate the Agreement, as amended by the Amendment, prior to its expiration, the Borrowers will be required to pay the Lender a termination fee equal to 2% of the maximum credit amount if the Agreement is terminated prior to the second anniversary of the Agreement or 1% of the maximum credit amount if the Agreement is terminated thereafter, up to 90 days prior to the expiration date of the Agreement, subject to specified exceptions.

We expect to use the proceeds for general working capital purposes. Under the Agreement, as amended by the Amendment, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

The Agreement, as amended by the Amendment, contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers. The Agreement, as amended, also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. We were in compliance with all applicable covenants and other restrictions under the Agreement as of the date of the Amendment.

On December 22, 2005, we completed our acquisition of CareKey. Pursuant to the terms of the Agreement and Plan of Merger, CareKey stockholders and optionholders were entitled to receive contingent consideration if certain customer retention conditions were met as of February 15, 2006. These conditions were met as of that date, and as a result, we expect to pay CareKey stockholders and optionholders a total of $15.0 million on February 28, 2006.

Revenue Information

Revenue by customer type and revenue mix for the years ended December 31, 2005, 2004, and 2003, is as follows (amounts in thousands):

	Years Ended December 31,
	2005		2004		2003
Revenue by customer type:
Health plans	$256,162	88%	$224,806	82%	$234,244	81%
Benefits administration	35,915	12%	45,080	16%	45,140	15%
Provider	142	0%	4,679	2%	10,945	4%

Total revenue	$292,219	100%	$274,565	100%	$290,329	100%

Revenue mix:
Recurring revenue
Outsourced business services	$79,418	50%	$89,916	57%	$98,193	61%
Software maintenance	80,719	50%	69,065	43%	62,780	39%

Recurring revenue total	160,137	100%	158,981	100%	160,973	100%

Non-recurring revenue
Software license fees	48,736	37%	51,308	44%	45,688	35%
Consulting services	82,411	62%	63,424	55%	79,989	62%
Other non-recurring revenue	935	1%	852	1%	3,679	3%

Non-recurring revenue total	132,082	100%	115,584	100%	129,356	100%

Total revenue	$292,219		$274,565		$290,329

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

	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
12-month backlog:
Recurring revenue	$164,600	$157,800	$153,600	$148,000	$144,500	$147,900	$145,200	$152,500	$158,100
Non-recurring revenue	20,500	36,700	21,200	24,000	28,600	23,300	19,300	9,100	11,900

Total	$185,100	$194,500	$174,800	$172,000	$173,100	$171,200	$164,500	$161,600	$170,000

Total backlog:
Recurring revenue	$668,700	$612,100	$615,000	$580,300	$555,800	$558,700	$544,800	$499,800	$483,600
Non-recurring revenue	34,700	51,000	23,900	24,500	29,200	27,900	22,100	9,100	12,600

Total	$703,400	$663,100	$638,900	$604,800	$585,000	$586,600	$566,900	$508,900	$496,200

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

	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03
Quarterly bookings	$83,100	$75,100	$85,300	$53,100	$58,800	$75,000	$120,500	$81,000	$48,800

Results of Operations

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004.

Revenue. Total revenue increased $17.6 million, or 6.4%, to $292.2 million in 2005 from $274.6 million in 2004. Of this increase, $1.1 million related to recurring revenue and $16.5 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue includes outsourced business services (primarily software hosting and business process outsourcing) and maintenance fees related to our software license contracts. Recurring revenue increased $1.1 million, or 0.7%, to $160.1 million in 2005 from $159.0 million in 2004. This increase was the result of increases of $11.6 million in software maintenance, and $12.0 million of software hosting offsetting the loss of $22.5 million of outsourced business services revenue from exited businesses and contracts.

The overall increase of $11.6 million in software maintenance revenue primarily resulted from sales of our enterprise and component software in 2005, including Facets Extended Enterprise™, QicLink Extended Enterprise™, NetworX™, CareAdvance™ and HealthWeb®, Workflow and HIPAA Gateway™. The overall decrease of $10.5 million in outsourced business services revenue resulted primarily from (i) a $9.3 million decline caused by the scheduled termination of our services for Altius, (ii) a $5.8 million decline resulting from the wind-down of our services for PHN, (iii) a $4.1 million reduction resulting from the planned wind-down of our services to physician group customers, and (iv) a $3.3 million decrease from the planned elimination of our hosting and business process outsourcing services on certain competitive software platforms. The effect of this $22.5 million decline in outsourced business services revenue was offset in part by a net increase of $12.0 million of additional revenue primarily from new Facets® hosted customers and increased membership from existing Facets® hosted and benefits administrator customers.

Non-recurring Revenue. Non-recurring revenue includes software license sales, consulting services revenue, and other non-recurring revenue. Non-recurring revenue increased $16.5 million, or 14.3%, to $132.1 million in 2005 from $115.6 million in 2004. This increase was the result of a $19.1 million increase in consulting services and other non-recurring revenue due primarily to the higher utilization of consulting resources on more profitable implementation projects, offset in part by a $2.6 million decrease due to timing of software license sales compared to 2004.

Cost of Revenue. Cost of revenue decreased $11.1 million, or 6.5%, from $169.6 million in 2004 to $158.5 million in 2005. The overall decrease in recurring cost of revenue of $12.1 million primarily resulted from (i) reduced costs of $7.2 million associated with the scheduled termination of our services for Altius, (ii) a $4.6 million reduction resulting from the planned wind-down of our services to physician group customers, (iii) a decline of $3.5 million related to the wind-down of our services for PHN, and (iv) a $3.2 million net increase in costs to support the additional outsourced business services revenue from new Facets® hosted customers and existing benefits administrator customers. The net increase of $3.2 million represented higher incentive and compensation costs, increased royalty expense related to license deals, new software and equipment maintenance agreements, and new operating leases, which were offset in part by reduced outsourced contractor expenses from the completion of certain internal and customer related data center projects and reduced costs related to cost containment efforts. The increase in non-recurring cost of revenue of $2.5 million resulted primarily from (i) an increase of $4.3 million in the amortization of capitalized software development products related to the general release of additional products and (ii) $2.5 million in higher incentive and compensation costs. The effect of this $6.8 million increase in non-recurring cost of revenue was offset in part by a net decrease of $4.3 million due primarily to lower outsourced consulting costs related to the completion of a large fixed fee implementation project, reduced royalty expense and hardware pass-through costs, lower facilities expense related to an office closure, and a decrease in overall travel expense. Additionally, total net loss on contracts decreased $1.5 million due to a higher amount of reversal of these charges in 2005 compared to the same period in 2004, as described below.

Loss on Contracts. We executed termination agreements with our two remaining physician group customers in the second quarter of 2005, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million, which reduced our total cost of revenue by an equal amount. In 2004, we reversed $5.9 million of previously accrued recurring loss on contracts charges due to the accelerated termination of certain physician group contracts and the reduction of costs to support these remaining contracts. Additionally, in 2004, we recorded a net $4.5 million of non-recurring loss on contracts charges, which primarily represented incremental hours required to complete a certain fixed fee implementation. This fixed fee implementation project was completed by the end of the first quarter of 2005.

As a percentage of total revenue, cost of revenue approximated 54% in 2005 and 62% in 2004.

Gross Margin. As a percentage of total revenue, the overall gross margin increased to 46% in 2005 from 38% in 2004. The increase in gross margin percentage in 2005 was primarily the result of (i) higher utilization of consulting resources on more profitable implementation projects, (ii) management’s decision to exit certain non-strategic and less profitable product offerings and business lines, (iii) broad-based improvements in new contract pricing, and (iv) continued benefit from cost containment actions taken in late 2004 and overall operational efficiencies.

Research and Development (R&D) Expenses. R&D expenses increased $1.3 million, or 4.1%, to $31.7 million in 2005 from $30.4 million in 2004. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administrator markets. Most of our R&D expense was used to continue our development of Facets Extended Enterprise™, which is a substantial upgrade of our flagship software for health plans, and for the development of certain new component software. Several enhancements were also made to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our web-enable platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in 2005 and 2004. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $8.6 million in 2005 and 2004), was 79% in 2005 and 78% in 2004.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $16.8 million, or 28.0%, to $76.8 million in 2005 from $60.0 million in 2004. The overall increase resulted primarily from (i) $8.8 million in higher personnel costs, including higher incentive and compensation costs associated with certain senior staff additions in late 2004 and higher commission expenses incurred related to the timing of new contracts signed, (ii) a $3.0 million increase in outsourced services primarily for strategic planning and process improvements, in addition to support and enhancements related to our enterprise reporting system, (iii) a $3.1 million increase related primarily to defense costs for McKesson in 2005 compared to lower costs in 2004, partially offset by a $1.1 million insurance reimbursement received in 2005 related to the ATPA litigation settlement, and (iv) approximately $1.9 million in other expenses such as audit and compliance, executive travel, sales and marketing, and other corporate support costs. SG&A expenses also increased $1.1 million due to the collection of a fully reserved note receivable in the second quarter of 2004, which negatively affected the period comparison. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in 2005 compared to 22% in 2004.

Amortization of Other Intangible Assets. Amortization of other intangible assets decreased $1.3 million, or 32.0%, from $4.2 million in 2004 to $2.9 million in 2005. The decrease was due primarily to certain intangible assets acquired in previous years, which were fully amortized in 2005, partially offset by the amortization of newly acquired intangible assets in mid-2004 and late 2005.

Future amortization expense related to existing intangible assets is estimated to be as follows (in thousands):

For the years ending December 31,
2006	$788
2007	772
2008	772
2009	333
2010 and thereafter	670

Total	$3,335

Amortization expense related to existing intangible assets will vary from amounts identified above in the event we recognize impairment charges prior to the amortized useful life of any intangible assets. Additionally, amortization expense will vary from amounts identified above when the final valuation related to the CareKey acquisition is completed, and the allocation between goodwill and identifiable intangible assets is recorded.

Interest Income. Interest income increased $1.0 million, or 178%, to $1.6 million in 2005 from $583,000 in 2004. The increase is due primarily to higher cash balances attributed to the proceeds from the convertible debt deal, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $210,000 or 15%, to $1.6 million in 2005 from $1.4 million in 2004. The increase relates primarily to interest incurred on the $100.0 million convertible debt and borrowings on our revolving line of credit facility. The effect of this increase was offset in part by lower balances on our capital leases and notes payable.

Provision for Income Taxes. Provision for income taxes was $412,000 in 2005 compared to $1.1 million in 2004. The provision decrease is due to a decrease in state income taxes from benefits recorded for return to provision adjustments related to 2004 state taxes and refunds received related to prior years for which income tax benefit was not previously recorded, offset partially by an increase in Federal income taxes for alternative minimum tax. The effective tax rate was 1.8% for 2005, which was lower than the Federal statutory rate primarily due to the decrease in (release of) valuation allowance, which occurred as a result of utilization of net operating loss (“NOLs”) carryovers. The effective tax rate was 11.5% for 2004.

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

Cost of Revenue. Cost of revenue decreased $54.4 million, or 24%, from $224.0 million in 2003 to $169.6 million in 2004. The decrease in recurring cost of revenue of $8.0 million resulted from (i) an $8.3 million decrease in costs related to the planned wind-down of our services to physician groups, (ii) a $1.9 million decrease related to the utilization of the loss on contracts reserve related to our physician group services, (iii) reduced costs of $9.2 million associated with the scheduled termination of our services for Altius, and (iv) a net increase of $11.4 million in additional recurring cost of revenue which included $1.9 million of higher personnel costs, $2.0 million of increased outsourced contractor services costs, $3.8 million of increased computer infrastructure costs, and $3.7 million in additional costs to support the continued growth in our outsourced business services for new and existing Facets® and benefits administration customers. The decrease in non-recurring cost of revenue of $30.1 million resulted from (i) a lower level of costs of $4.3 million associated with the wind-down of a large fixed fee implementation project, (ii) a $7.7 million decrease related to the utilization of the loss on contracts reserve related to a large fixed fee implementation, and (iii) a net decrease of $18.1 million in other non-recurring cost of revenue which primarily resulted from reduced salaries and employee benefit costs of $4.7 million due to workforce reductions, $10.4 million of significantly reduced third-party contractor costs, $1.4 million of lower travel costs, and $5.8 million in reduced costs to support our consulting services business, offset in part by a $4.2 million royalty expense associated with a third-party vendor.

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

Research and Development (R&D) Expenses. R&D expenses increased $5.6 million, or 23%, to $30.4 million in 2004 from $24.8 million in 2003. This net increase was due primarily to increased spending related to the development of our proprietary software for the health plan and benefits administration markets. Most of our R&D expense was used to continue the development of Facets Extended Enterprise™, a substantial upgrade of our flagship software for health plans. We also made several enhancements to QicLink™, a proprietary software product for benefits administrators and HealthWeb®, our Internet platform, which allows health plans to exchange information on a secure basis over the Internet. As a percentage of total revenue, R&D expenses approximated 11% in 2004 and 9% in 2003. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $8.7 million in 2004 and $12.9 million in 2003), were 78% in 2004 and 66% in 2003.

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

Interest Income. Interest income decreased $387,000 or 40%, from $970,000 in 2003 to $583,000 in 2004. The decrease was due primarily to lower account balances on our investment accounts, lower interest rates on our operating account in 2004 compared to 2003, and the absence of an interest-bearing note, which was fully paid in the second quarter of 2004.

Interest Expense. Interest expense decreased $636,000, or 32%, from $2.0 million in 2003 to $1.4 million in 2004. The decrease related primarily to the pay down of our capital leases and notes payable resulting in lower outstanding balances (including our secured term note) and lower interest rates on our previous revolving credit facility, which expired in December 2004. The decrease was partially offset by an increase in interest expense relating to our new revolving credit facility entered into in December 2004 and our note payable to IMS Health issued in connection with the repurchase of shares of our common stock from IMS Health in December 2004.

Provision for Income Taxes. Provision for income taxes was $1.1 million in 2004 and 2003. The provision for income taxes related to state taxes.

Selected Quarterly Results of Operations

This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period. The following table sets forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 2005 (in thousands, except per share data):

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
			(1)	(1)	(1)	(1)	(1)	(1)
Revenue:
Recurring revenue	$41,553	$39,445	$40,116	$39,023	$38,419	$36,657	$41,603	$42,302
Non-recurring revenue	33,287	33,608	32,392	32,795	35,872	30,350	25,914	23,448

Total revenue	74,840	73,053	72,508	71,818	74,291	67,007	67,517	65,750

Cost of revenue:
Recurring revenue	23,760	23,772	24,769	23,398	23,288	23,299	28,959	32,279
Non-recurring revenue	16,319	15,962	17,214	16,211	20,107	12,662	15,184	15,173

	40,079	39,734	41,983	39,609	43,395	35,961	44,143	47,452

Recurring revenue – loss on contracts	—	—	(2,877)	—	—	—	(4,886)	(1,000)
Non-recurring revenue – loss on contracts	—	—	—	—	(455)	—	3,931	1,057

	—	—	(2,877)	—	(455)	—	(955)	57

Total cost of revenue	40,079	39,734	39,106	39,609	42,940	35,961	43,188	47,509

Gross profit	34,761	33,319	33,402	32,209	31,351	31,046	24,329	18,241

Operating expenses:
Research and development	6,992	7,748	8,434	8,481	8,055	7,354	7,863	7,126
Selling, general and administrative	21,296	18,585	18,775	18,102	15,322	16,155	14,443	14,060
Amortization of other intangible assets	289	856	857	883	1,157	976	1,160	951

Total operating expenses	28,577	27,189	28,066	27,466	24,534	24,485	23,466	22,137
Income (loss) from operations	6,184	6,130	5,336	4,743	6,817	6,561	863	(3,896)
Interest income	987	261	182	189	177	145	92	169
Interest expense	(836)	(206)	(178)	(359)	(322)	(311)	(324)	(412)

Income (loss) before provision for income taxes	6,335	6,185	5,340	4,573	6,672	6,395	631	(4,139)
(Provision for) benefit from income taxes	(71)	295	(361)	(275)	(281)	(420)	(200)	(200)

Net income (loss)	$6,264	$6,480	$4,979	$4,298	$6,391	$5,975	$431	$(4,339)

Net income (loss) per share:
Basic	$0.15	$0.15	$0.12	$0.10	$0.14	$0.13	$0.01	$(0.09)

Diluted	$0.14	$0.14	$0.11	$0.10	$0.13	$0.12	$0.01	$(0.09)

Shares used in computing net income (loss) per share:
Basic	41,519	42,567	41,988	41,714	46,488	47,067	46,869	46,752

Diluted	45,518	46,921	44,816	43,934	47,995	48,396	48,233	46,752

(1)

During the fourth quarter of 2003, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, we were able to accelerate the termination of our services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support our remaining customers. As a result of these actions, we were able to reverse approximately

$5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed us to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, we negotiated a settlement regarding out-of-scope work related to one of our large fixed fee implementation projects. As a result of this settlement, we estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, we determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, we accrued an additional $5.0 million of loss on contracts charges in the first six months of 2004. In the fourth quarter of 2004, we negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in a reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter of 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock, proceeds from a convertible debt transaction, and cash obtained from our acquisitions. As of December 31, 2005, we had cash and cash equivalents totaling $108.5 million, which includes $1.5 million in restricted cash.

Cash provided by operating activities in 2005 was $43.8 million. Net cash provided during the period resulted from net income of $22.0 million, a net increase of $24.0 million from non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, amortization of deferred stock compensation, other intangible assets, loss on contracts, loss on disposal of assets, and a change in the cash surrender value of life insurance policies. This cash provided was offset by a net decrease of $2.2 million in operating assets and liability accounts. As customary, at the end of 2005, we billed certain software maintenance fees related to our proprietary software licenses for the following year. This resulted in a significant portion of cash received prior to year-end for the early billings. We expect to receive the remaining amounts due in the early part of 2006. Revenue on these software maintenance contracts is recognized ratably over the year in which it relates. We currently have Federal net operating loss (“NOLs”) carry forwards of $80.5 million, for which the related deferred tax assets are fully reserved for on our balance sheet and will be applied against future taxable income.

Cash used in investing activities of $41.9 million in 2005 was primarily the result of a net payment of $26.8 million for the acquisitions of Diogenes, Inc. and CareKey, Inc., our purchases of $7.2 million in property and equipment and software licenses, $8.6 million in capitalization of software development costs and $572,000 for the purchase of a software patent. This use of cash was offset by proceeds from the net sale of $1.2 million in short-term investments. The $26.8 million net payment for the acquisitions of Diogenes and CareKey included a $2.5 million contingent payment to Diogenes shareholders and $34.8 million paid to CareKey stockholders and optionholders, offset by $10.5 million in cash acquired from CareKey. As of December 31, 2005, we have a liability to pay the remaining $25.2 million of the total consideration of $60.0 million to CareKey stockholders and optionholders related to the acquisition. CareKey stockholders and optionholders will also be entitled to receive contingent consideration under each of the following circumstances: (i) $15.0 million in cash payable on February 28, 2006 in the event certain customer retention conditions are met as of February 15, 2006, and (ii) up to $25.0 million, in cash or stock at TriZetto’s election, in the event certain financial milestones are achieved during the period ending December 31, 2008. In addition, further consideration payable in cash or stock at

TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestones or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

Cash provided by financing activities of $34.6 million in 2005 was primarily the result of proceeds from the convertible debt offering of $100.0 million, $78.0 million of borrowings from our revolving credit facility, $10.4 million of proceeds from the issuance of common stock related to employee exercises of stock options and employee purchases of common stock under our employee stock purchase plan, and $1.6 million from debt and capital equipment financing. This cash provided was offset by re-payments of $90.0 million on our revolving credit facility, payments made to reduce principal amounts under our notes payable and capital lease obligations of $45.5 million, which included $37.4 million for the principal payment of the IMS note, and the repurchase of our common stock of $19.9 million related primarily to the convertible debt offering and from ValueAct.

In November 2001, we entered into an agreement with an equipment financing company for $3.1 million, specifically to finance the acquisition of certain equipment. Principal and interest was payable monthly and interest accrued monthly at LIBOR rate plus 3.13%. The final payment on the note was due and paid in November 2005.

In December 2004, we entered into a Credit Agreement with a lending institution, which established a revolving credit facility of $50.0 million, subject to a maximum of two times our trailing twelve months EBITDA and fixed percentages of our recurring revenues. The Credit Agreement expires on January 5, 2008. Principal outstanding under the facility bears interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility are subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, we have granted the lending institution a security interest in substantially all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaced our prior credit facility, which expired on December 11, 2004. As of December 31, 2005, we had no outstanding borrowings and were in compliance with all of the covenants under the credit facility. On January 19, 2006, the Credit Agreement was amended to increase the amount of the credit facility from $50 million to $100 million.

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

Pursuant to a letter dated December 5, 2004, we were given the right to repurchase up to 600,000 of the shares sold to ValueAct. On September 19, 2005, we exercised our repurchase right with respect to all 600,000 shares for an aggregate purchase price of $5.3 million, or $8.83 per share, that was paid for in cash.

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

The aggregate net proceeds received by us from the sale of the Notes were approximately $82.0 million, after deducting the amount used to repurchase one million shares of our common stock at $14.50 per share in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes our senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness.

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

On January 19, 2006, we and each of our subsidiaries (the “Borrowers”) entered into Amendment Number Two to Credit Agreement (the “Amendment”) with Wells Fargo Foothill, Inc., as the administrative agent and lender (the “Lender”). The Amendment amends the terms of that certain Credit Agreement dated December 21, 2004, by and among the Borrowers and the Lender (the “Agreement”).

The Amendment increases the amount of the revolving credit facility under the Agreement from $50 million to up to $100 million (the “Facility”), subject to certain fixed percentages of our recurring revenues, and extends the expiration date of the Agreement to January 5, 2010. Under the terms of the Amendment, the principal outstanding under the Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the election of the Borrowers, subject to specified restrictions. The unused portions of the Facility will be subject to unused Facility fees. In the event the Borrowers terminate the Agreement, as amended by the Amendment, prior to its expiration, the Borrowers will be required to pay the Lender a termination fee equal to 2% of the maximum credit amount if the Agreement is terminated prior to the second anniversary of the Agreement or 1% of the maximum credit amount if the Agreement is terminated thereafter, up to 90 days prior to the expiration date of the Agreement, subject to specified exceptions.

We expect to use the proceeds for general working capital purposes. Under the Agreement, as amended by the Amendment, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

The Agreement, as amended by the Amendment, contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers. The Agreement, as amended, also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. We were in compliance with all applicable covenants and other restrictions under the Agreement as of the date of the Amendment.

As of December 31, 2005, we had outstanding eight unused standby letters of credit in the aggregate amount of $1.5 million, which serve as security deposits for certain capital and operating leases and insurance policies. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

The following tables summarize our contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$120	$120	$—	$—	$—
Capital lease obligations	3,277	2,132	939	206	—
Operating leases	49,199	13,103	18,337	10,791	6,968
Convertible debt, including interest	155,000	2,750	5,500	5,500	141,250
Other obligations	15,000	15,000	—	—	—

Total contractual obligations	$222,569	$33,065	$24,789	$16,497	$148,218

	Amount of Commitment Expiration Per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	Over 5 Years
Standby letters of credit	$1,543	$651	$—	$808	$84

Convertible debt represents scheduled principal and interest payments for the Company’s October 2005 convertible debt offering, described above, which includes $100.0 million aggregate principal amount of our Convertible Senior Notes. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at a redemption date.

On December 22, 2005, we acquired all of the issued and outstanding shares of CareKey. The estimated purchase price as of December 31, 2005 was approximately $60.5 million, which consisted of cash payments of $60.0 million and estimated acquisition-related costs of $500,000. Of the $60.0 million, $25.2 million remained outstanding to be paid to CareKey stockholders in 2006. CareKey stockholders and optionholders will also be entitled to receive contingent consideration under each of the following circumstances: (i) $15.0 million in cash payable on February 28, 2006 in the event certain customer retention conditions are met as of February 15, 2006, which is included in other obligations in the table above, and (ii) up to $25.0 million, in cash or stock at TriZetto’s election, in the event certain financial milestones are achieved during the period ending December 31, 2008. In addition, further consideration, payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestone or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

Based on our current operating plan, we believe existing cash and cash equivalents balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of December 31, 2005, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $50.0 million revolving credit facility is the lending institution’s prime rate plus 1.0% and is payable monthly in arrears. The revolving credit facility expires in January 2008. As of December 31, 2005, we had no outstanding borrowings on the revolving line of credit. In January 2006, the credit facility was increased to $100 million and the expiration date was extended to January 5, 2010. Under the amended agreement, the principal outstanding under the credit facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an applicable margin of between 1.75% and 2.25% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5% at our election, subject to specified restrictions.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 includes all of our businesses except for CareKey, Inc., which was acquired on December 22, 2005. The acquired CareKey business constituted approximately $63.2 million of total assets as of December 31, 2005. In accordance with guidance issued by the Securities and Exchange Commission, our management is permitted to exclude CareKey from its assessment as of December 31, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of The TriZetto Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The TriZetto Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The TriZetto Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CareKey, Inc., acquired in 2005, which is included in the 2005 consolidated financial statements of The TriZetto Group, Inc. and represented approximately $63.2 million of total assets as of December 31, 2005. Our audit of internal control over financial reporting of The TriZetto Group, Inc. also did not include an evaluation of the internal control over financial reporting of CareKey, Inc.

In our opinion, management’s assessment that The TriZetto Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The TriZetto Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The TriZetto Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of The TriZetto Group, Inc. and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Orange County, California

February 15, 2006

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

Item 12—Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information, as of December 31, 2005, relating to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(4)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
1998 Long-Term Incentive Plan (1)	8,150,679	$9.47	1,276,454
Employee Stock Purchase Plan (2)	—	n/a	455,918
Equity compensation plans not approved by security holders
RIMS Stock Option Plan (3)	95,953	$6.76	47,143

		$9.44
Total	8,246,632		1,779,515

(1)	The principal features of the Company’s 1998 Long-Term Incentive Plan (the “LTIP”), which was amended on April 7, 2005, are described in Note 13—Stockholders’ Equity.
(2)	The principal features of the Company’s Employee Stock Purchase Plan (the “ESPP”), which was amended on April 7, 2005, are described in Note 13—Stockholders’ Equity.
(3)	In December 2000, TriZetto acquired all of the capital stock of Resource Information Management Systems, Inc., an Illinois corporation (“RIMS”). In connection with this acquisition, TriZetto adopted the RIMS Stock Option Plan (the “RIMS Option Plan”), which was based upon RIMS’ existing non-statutory stock option plan. Under the RIMS Option Plan, non-statutory options may be granted to any employee, director, consultant or advisor of RIMS or any affiliate. The exercise price must equal or exceed the fair market value of TriZetto’s common stock on the trading day immediately preceding the grant date. The RIMS Option Plan terminates on January 1, 2009, except that TriZetto may terminate options granted under the RIMS Option Plan within 14 days after notice of a business combination, as defined in the plan, involving TriZetto and any other entity. TriZetto’s Compensation Committee administers the RIMS Option Plan. If any option granted under the RIMS Option Plan expires without being exercised in full, the unpurchased shares subject to the option will become available for future grant.
(4)	Does not include an aggregate of 460,151 shares of restricted stock issued under the LTIP.

Not included in the above table are individual grants of restricted common stock made by TriZetto to employees and non-employees during 2000, 2001, 2002, 2003, and 2004 prior to stockholder approval of the

LTIP. These shares were granted in connection with acquisitions, as a special bonus for extraordinary performance, to encourage continued service by certain employees and non-employees, and as an inducement for executive officers to join TriZetto. The restricted stock grants, which aggregate 624,115 shares of outstanding common stock as of December 31, 2004, were approved by the Compensation Committee of the Board of Directors, but not by the stockholders, of the Company and are each evidenced by a restricted stock agreement between TriZetto and the grantee. The restricted stock vests in either two, three or four equal annual installments, as long as the grantee continues to provide service to TriZetto or one of its subsidiaries as of the date of vesting. In accordance with the terms of the restricted stock agreement entered into with each grantee, the shares are issued and held by TriZetto, subject to the completion of the vesting provisions. As of December 31, 2005, certificates for a total of 128,000 shares of restricted common stock are held by TriZetto and such shares are subject to forfeiture and cancellation upon the termination of employment of the grantee.

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

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2*	Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3*	First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.4*	Agreement and Plan of Merger, dated as of December 22, 2005, by and among TriZetto, CK Acquisition Corp., CareKey, Inc. (CareKey”), the shareholders of CareKey, and Ido Schoenberg (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 29, 2005, File No. 000-27501)

3.1*	Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4*	Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

Exhibit Number	Description of Exhibit
4.2*	Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

4.3*	First Amendment to Rights Agreement, dated December 21, 2004, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (Incorporated by reference to Exhibit 2 of TriZetto’s Form 8A12G/A as filed with the SEC on December 21, 2004, File No. 000-27501)

4.4*	Purchase Agreement, dated as of September 30, 2005, by and between the TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC, as the Initial Purchasers (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.5*	Registration Rights Agreement, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company, LLC, as the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.6*	Indenture, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.7*	Form of Global 2.75% Convertible Senior Note due 2025 (Included in Exhibit 4.3 Incorporated by reference to Exhibit 4.4 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

10.1*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3*	Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4*	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on August 18, 1999, File No. 333-84533)

10.5*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6*	Employment Agreement, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.7*	Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.9*	Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.10*	Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*	First Amended and Restated Investor Rights Agreement, dated April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis, TriZetto, and Series A and Series B Preferred Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*	Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.13*	Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*	First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.15*	Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.16*	Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.17*	Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.18*	Form of Voting Agreement (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

10.19*	Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.20*	Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.21*	Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.22*	Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.23*	Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.24*	Amendment No. 2 to Loan and Security Agreement, dated December 28, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.25*	Second Amended and Restated Revolving Credit Note, dated December 28, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.26*	Bank One Credit Facility (including Promissory Note, Business Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit 10.21 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)

10.27*	Amendment to Bank One Credit Facility, dated June 22, 2000 (including Promissory Note Modification Agreement, Business Loan Agreement and Commercial Pledge and Security Agreement) (Incorporated by reference to Exhibit 10.27 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.28*	Amendment to Bank One Credit Facility, dated November 4, 2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.29*	Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.30*	Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.31*	Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2001, File No. 000-27501)

10.32*	Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

10.33*	Secured Term Note (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.34*	Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.35*	Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.36*	Amended and Restated Secured Term Note (Incorporated by reference to Exhibit 10.36 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.37*	Fourth Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.37 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.38*	Amendment No. 4 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.38 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.39*	Form of Restricted Stock Agreement Between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.40*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.40 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2003, File No. 000-27501)

10.41*	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.42*	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003 (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.43*	Form of Change of Control Agreement entered into by and between TriZetto and Certain Executive Officers of TriZetto (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.44*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.2 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.45*	Third Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated February 16, 2004 (Incorporated by reference to Exhibit 10.3 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.46*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on August 6, 2004, File No. 000-27501)

10.47*	Form of 1998 Long-term Incentive Plan Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on November 9, 2004, File No. 000-27501)

10.48*	Credit Agreement, dated December 21, 2004, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.48 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.49*	Share Purchase Agreement, dated December 21, 2004, by and between TriZetto and IMS Health, Inc. (Incorporated by reference to Exhibit 10.49 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.50*	Subordinated Promissory Note, dated December 21, 2004, payable by TriZetto to IMS Health, Inc. (Incorporated by reference to Exhibit 10.50 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.51*	Letter Agreement between TriZetto and VA Partners, LLC dated December 5, 2004 (Incorporated by reference to Exhibit 10.51 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.52*	Executive Employment Agreement dated April 6, 2005 between the Company and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.53*	Cash Bonus Plan (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.54*	Amendment to 1998 Long-Term Incentive Plan, dated April 7, 2005 (Incorporated by reference to Appendix B of TriZetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

10.55*	Amended and Restated Employee Stock Purchase Plan, effective April 7, 2005 (Incorporated by reference to Appendix C of TriZetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

Exhibit Number	Description of Exhibit
10.56*	Executive Deferred Compensation Plan, dated as of June 30, 2005, between TriZetto and Certain Key Employees (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on December 27, 2005, File No. 000-27501)

10.57	Amendment to Credit Agreement, dated January 19, 2006, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

14.1*	Code of Ethics (Incorporated by reference to Exhibit 14.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

16.1*	Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

21.1	Current Subsidiaries of TriZetto

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2006.

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

Signature	Title	Date

/S/ JEFFREY H. MARGOLIS Jeffrey H. Margolis	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 17, 2006

/S/ JAMES C. MALONE James C. Malone	Executive Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	February 17, 2006

/S/ LOIS A. EVANS Lois A. Evans	Director	February 17, 2006

/S/ THOMAS B. JOHNSON Thomas B. Johnson	Director	February 17, 2006

/S/ L. WILLIAM KRAUSE L. William Krause	Director	February 17, 2006

/S/ PAUL F. LEFORT Paul F. LeFort	Director	February 17, 2006

/S/ DONALD J. LOTHROP Donald J. Lothrop	Director	February 17, 2006

/S/ JERRY P. WIDMAN Jerry P. Widman	Director	February 17, 2006

THE TRIZETTO GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of The TriZetto Group, Inc.

We have audited the accompanying consolidated balance sheets of The TriZetto Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The TriZetto Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Orange County, California

February 15, 2006

THE TRIZETTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$106,940	$70,489
Short-term investments	—	1,203
Restricted cash	1,543	1,455
Accounts receivable, less allowances of $855 and $1,692 at December 31, 2005 and 2004, respectively	41,745	52,483
Prepaid expenses and other current assets	11,059	7,873
Income tax receivable	316	91

Total current assets	161,603	133,594
Property and equipment, net	25,730	31,466
Capitalized software development costs, net	28,724	27,902
Goodwill	87,170	39,201
Other intangible assets, net	3,335	5,097
Other assets	11,177	2,624

Total assets	$317,739	$239,884

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$120	$39,600
Current portion of capital lease obligations	1,979	4,186
Accounts payable	14,959	13,019
Accrued liabilities	56,957	37,585
Deferred revenue	35,625	39,520

Total current liabilities	109,640	133,910
Long-term convertible debt	100,000	—
Long-term revolving line of credit	—	12,000
Other long-term liabilities	1,752	3,321
Capital lease obligations	1,065	1,838
Deferred revenue	3,924	1,882

Total liabilities	216,381	152,951

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: $0.001 par value; shares authorized: 4,000 (5,000 authorized net of 1,000 designated as Series A Junior Participating Preferred); shares issued and outstanding: zero in 2005 and 2004	—	—
Series A Junior Participating Preferred Stock: $0.001 par value; shares authorized: 1,000; shares issued and outstanding: zero in 2005 and 2004	—	—
Common stock: $0.001 par value; shares authorized: 95,000; shares issued and outstanding: 42,104 in 2005 and 42,201 in 2004	42	42
Additional paid-in capital	362,186	369,669
Deferred stock compensation	(2,986)	(2,873)
Accumulated deficit	(257,884)	(279,905)

Total stockholders’ equity	101,358	86,933

Total liabilities and stockholders’ equity	$317,739	$239,884

See accompanying notes.

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Recurring revenue	$160,137	$158,981	$160,973
Non-recurring revenue	132,082	115,584	129,356

Total revenue	292,219	274,565	290,329

Cost of revenue:
Recurring revenue	95,699	107,825	115,812
Non-recurring revenue	65,706	63,126	93,244

	161,405	170,951	209,056

Recurring revenue—(recovery from) loss on contracts	(2,877)	(5,886)	11,271
Non-recurring revenue—loss on contracts	—	4,533	3,680

	(2,877)	(1,353)	14,951

Total cost of revenue	158,528	169,598	224,007

Gross profit	133,691	104,967	66,322

Operating expenses:
Research and development	31,655	30,398	24,823
Selling, general and administrative	76,758	59,980	52,138
Amortization of other intangible assets	2,885	4,244	10,908
Restructuring and impairment charges	—	—	3,769

Total operating expenses	111,298	94,622	91,638

Income (loss) from operations	22,393	10,345	(25,316)
Interest income	1,619	583	970
Interest expense	(1,579)	(1,369)	(2,005)

Income (loss) before provision for income taxes	22,433	9,559	(26,351)
Provision for income taxes	(412)	(1,101)	(1,124)

Net income (loss)	$22,021	$8,458	$(27,475)

Net income (loss) per share:
Basic	$0.52	$0.18	$(0.60)

Diluted	$0.48	$0.18	$(0.60)

Shares used in computing net income (loss) per share:
Basic	41,948	46,794	46,170

Diluted	45,503	48,157	46,170

See accompanying notes.

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	46,034	$46	$400,573	$(2,317)	$(260,888)	$137,414
Issuance of common stock in connection with prior acquisitions	85	—	37	—	—	37
Deferred stock compensation related to stock grants	100	—	385	(385)	—	—
Amortization of deferred stock compensation	—	—	—	1,839	—	1,839
Employee exercise of common stock options, including tax benefit of $156	406	1	482	—	—	483
Employee purchase of common stock	270	—	1,362	—	—	1,362
Repurchase of common stock under stock repurchase plan	(25)	—	(137)	—	—	(137)
Net loss	—	—	—	—	(27,475)	(27,475)

Balance, December 31, 2003	46,870	47	402,702	(863)	(288,363)	113,523
Issuance of common stock to ValueAct Capital	6,600	7	44,543	—	—	44,550
Deferred stock compensation related to stock grants	422	—	2,604	(2,604)	—	—
Amortization of deferred stock compensation	—	—	—	594		594
Employee exercise of common stock options, including tax benefit of $515	255	—	661	—	—	661
Employee purchase of common stock	197	—	1,111	—	—	1,111
Repurchase of common stock from IMS	(12,143)	(12)	(81,952)	—	—	(81,964)
Net income	—	—	—	—	8,458	8,458

Balance, December 31, 2004	42,201	42	369,669	(2,873)	(279,905)	86,933
Employee exercise of common stock options, including tax benefit of $3,858	1,290	2	9,677	—	—	9,679
Employee purchase of common stock	90	—	720	—	—	720
Amortization of deferred stock compensation	—	—	191	1,206	—	1,397
Deferred stock compensation related to restricted stock grants	100	—	1,319	(1,319)	—	—
Repurchase of common stock from ValueAct Capital	(600)	(1)	(5,297)	—	—	(5,298)
Repurchase of common stock from employee for tax obligation	(10)	—	(145)	—	—	(145)
Repurchase of common stock related to convertible debt	(1,000)	(1)	(14,499)	—	—	(14,500)
Issuance of common stock for purchase of software patent	33	—	551	—	—	551
Net income	—	—	—	—	22,021	22,021

Balance, December 31, 2005	42,104	$42	$362,186	$(2,986)	$(257,884)	$101,358

See accompanying notes.

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$22,021	$8,458	$(27,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Benefit from doubtful accounts and sales allowance	(597)	(2,299)	(1,938)
Issuance of stock in connection with a prior acquisition	—	—	37
Amortization of deferred stock compensation	1,397	594	1,839
Loss on disposal of property and equipment	70	—	19
Depreciation and amortization	23,282	21,106	18,407
Amortization of other intangible assets	2,885	4,244	10,908
(Recovery from) loss on contracts	(2,877)	(1,353)	14,951
Loss on impairment of property and equipment and other assets	—	—	3,769
Increase in cash surrender value of life insurance policies	(151)	—	—
Changes in assets and liabilities (net of acquisition):
Restricted cash	(88)	23	4,615
Accounts receivable	12,825	(12,940)	(2,564)
Prepaid expenses and other current assets	(3,161)	(982)	1,589
Income tax receivable	(225)	486	384
Other assets	(8,384)	(914)	366
Accounts payable	2,417	1,488	726
Accrued liabilities	(2,620)	939	(8,437)
Deferred revenue	(2,969)	17,034	(491)

Net cash provided by operating activities	43,825	35,884	16,705

Cash flows from investing activities:
Sale of short-term investments, net	1,203	17,640	9,348
Purchase of property and equipment and software licenses	(7,171)	(8,131)	(13,522)
Capitalization of software development costs	(8,608)	(8,610)	(12,916)
Purchase of intangible assets	(572)	(2,138)	(550)
Acquisitions, net of cash acquired	(26,799)	(89)	—

Net cash used in investing activities	(41,947)	(1,328)	(17,640)

Cash flows from financing activities:
Proceeds from revolving line of credit	78,000	72,000	49,296
Proceeds from convertible note	100,000	—
Proceeds from debt financing	1,511	1,110	2,215
Proceeds from capital leases	139	1,150	5,327
Payments on revolving line of credit	(90,000)	(80,000)	(34,796)
Payments on notes payable	(40,991)	(1,429)	(2,637)
Payments on term note	—	(9,375)	(5,625)
Payments on equipment line of credit	—	—	(155)
Payments on capital leases	(4,542)	(5,321)	(5,205)
Proceeds from sale of common stock	—	44,550	—
Payment for repurchase of common stock	(19,943)	(44,550)	(137)
Employee exercises of stock options and purchase of common stock	10,399	1,772	1,845

Net cash provided by (used in) financing activities	34,573	(20,093)	10,128

Net increase in cash and cash equivalents	36,451	14,463	9,193
Cash and cash equivalents at beginning of year	70,489	56,026	46,833

Cash and cash equivalents at end of year	$106,940	$70,489	$56,026

See Note 18 for supplemental disclosure of additional cash flow information,

including certain non-cash investing and financing activities.

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

Liquidity and capital resources

The Company has generated net income of $22.0 million and $8.5 million for the years ended December 31, 2005 and 2004, respectively, and incurred a loss of $27.5 million for the year ended December 31, 2003, and has an accumulated deficit of $257.9 million at December 31, 2005. The Company has generated cash from operating activities of $43.8 million, $35.9 million and $16.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company has total cash, cash equivalents and restricted cash of $108.5 million and net working capital of $52.0 million at December 31, 2005. Based on the Company’s current operating plan, management believes existing cash, cash equivalents and short-term investment balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company’s working capital and capital requirements for at least the next twelve months. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Company Owned Life Insurance

The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for officers, key employees and directors. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is included with other income and expense in the Company’s consolidated statements of operations.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of individual accounts.

The Company’s largest customer’s receivable balance represented 14% of total accounts receivable at December 31, 2005. The Company’s two largest customers accounted for 15% and 11% of total revenue in 2005, respectively. No single customer accounted for more than 10% of the Company’s total accounts receivable and total revenue in 2004 and 2003.

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

Restricted cash

Restricted cash consists of $1.5 million in money market funds and certificates of deposit primarily against letters of credit issued for certain capital and operating leases and insurance policies.

Property and equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, other equipment and software are depreciated over three to twenty years, and furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over their estimated useful lives or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Goodwill

Under Financial Accounting Standards Board (“FASB”) Statement Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, goodwill and intangible assets deemed

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to have indefinite lives are no longer amortized but, instead, are tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Long-lived assets, including other intangible assets

Other intangible assets arising from the Company’s acquisitions consist of customer lists, core technology, consulting contracts, tradenames and intellectual property, which are being amortized on a straight-line basis over their estimated useful lives of two to five years. Software technology rights are being amortized on a straight-line basis over the lesser of the contract term or five years. Long-lived assets and other intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” Recoverability is measured by comparison of the asset’s carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed and determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The Company’s revenue is classified into two categories: recurring and non-recurring. For the year ended December 31, 2005, approximately 55% of the Company’s total revenue was recurring and 45% was non-recurring.

The Company generates recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for its proprietary software products. Recurring service revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of the Company’s outsourcing agreements require it to maintain a certain level of operating performance. The Company records revenue net of estimated penalties resulting from any failure to maintain the level of operating performance. These penalties have not been significant in the past. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. Certain royalty costs paid to third party software vendors associated with software maintenance are amortized over the software maintenance period.

The Company generates non-recurring revenue from the licensing of its software. The Company follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another entity’s Hardware,” and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

The Company also generates non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing a customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The set-up fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents a culmination of the earnings process. The Company recognizes revenue for these services as they are performed using the percentage of completion basis and when the Company can reasonably estimate the cost of the set-up project.

The Company also generates non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of its proprietary and third party licensed products. In certain instances, the Company also generates non-recurring revenue from customization services of our proprietary licensed products. The Company recognizes revenue for these services as they are performed, if contracted on a time and material basis, or using the percentage of completion method, if contracted on a fixed fee basis and when the Company can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When the Company cannot reasonably estimate the cost to complete, revenue is recognized using the completed contract method, upon completion of all contractual obligations.

The Company also generates non-recurring revenue from certain one-time charges including certain contractual fees such as termination fees and change of control fees, and the Company recognizes the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations, and collection is reasonably assured. Other non-recurring revenue is also generated from fees related to the Company’s product related conferences.

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

Capitalized software development costs are amortized to cost of revenue on a straight-line basis over the estimated useful life of the related products, which is generally deemed to be five years. Software development costs capitalized for the years ended December 31, 2005, 2004 and 2003 was $8.6 million, $8.6 million, and $12.9 million, respectively. Amortization expense for the years ended December 31, 2005, 2004, and 2003 was $7.8 million, $6.2 million, and $3.5 million, respectively, and is included in non-recurring cost of revenue.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software development costs, net consist of the following (in thousands):

	Years Ended December 31,
	2005	2004
Capitalized software development costs	$47,270	$38,662
Less: accumulated amortization	(18,546)	(10,760)

	$28,724	$27,902

Internal-Use software

The Company capitalizes direct costs of materials and services used in the development of internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are reported as software within property, plant and equipment.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $1.2 million, $937,000, and $1.7 million, respectively.

Stock-based compensation

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, which permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. The Company accounts for stock options granted under these plans using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based employee compensation costs related to stock option grants were zero, zero and $267,000 in 2005, 2004, and 2003, respectively, and are reflected in net income (loss), net of related tax effects, as a result of the amortization of deferred stock compensation. The amortization represents the difference between the exercise price and estimated fair value of the Company’s common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation utilizing the Black-Scholes valuation model (in thousands, except per share data):

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$22,021	$8,458	$(27,475)
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	267
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,782)	(4,889)	(5,254)

Pro forma net income (loss)	$16,239	$3,569	$(32,462)

Net income (loss) per share
Basic, as reported	$0.52	$0.18	$(0.60)
Diluted, as reported	$0.48	$0.18	$(0.60)
Basic, pro forma	$0.39	$0.08	$(0.70)
Diluted, pro forma	$0.36	$0.07	$(0.70)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), and SAB No. 107, “Share-Based Payment,” the Company refined its estimate of volatility in the first quarter of 2005 from 0.50 to 0.55 based on historical and future implied volatility, and also changed its risk-free interest rate assumption from 3.0% to 3.7% to more accurately reflect the most current risk-free interest rate at the time of the Company’s most recent stock option grant. The Company believes that its current assumptions generate a better estimate of fair value.

Such pro forma disclosures may not be representative of future pro forma compensation cost because options vest over several years and additional grants and forfeitures are anticipated each year.

The fair value of option grants were estimated using a Black-Scholes pricing model. The following weighted average assumptions were used in the estimations:

	Years Ended December 31,
	2005	2004	2003
Expected volatility	55%	50%	50%
Risk-free interest rate	3.70%	3.00%	3.00%
Expected life	4 years	4 years	4 years
Expected dividends	—	—	—
Weighted average fair value	$3.99	$2.81	$1.70

Common stock repurchase program

During the second quarter of 2003, the Company repurchased 24,500 shares of common stock at a cost of $137,000. These shares were repurchased under the Company’s authorized repurchase program, which was approved in the first quarter of 2003 and expires on December 31, 2006. In addition, the Board of Directors has established certain parameters within which purchases of shares may be made, and a limit of $10.0 million on the aggregate dollar amount of the shares that may be purchased pursuant to the program. As of December 31, 2005, approximately $9.9 million was available for future repurchase of shares of common stock pursuant to Board of Director authorization.

Income taxes

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, FASB Statement No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company reviews the need for a valuation allowance on a quarterly basis and believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The Company believes that the uncertainty regarding the ability to realize its deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, the Company would reverse all or a portion of its valuation allowance, thus resulting in an income tax benefit.

Computation of earnings per share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, unvested restricted stock, and shares issued upon conversion of convertible debt.

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”) requires companies to account for contingently convertible debt using the “if converted” method set forth in SFAS No. 128 “Earnings Per Share” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income, and convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive. Weighted average shares outstanding (diluted) for the full year 2005 does not include the anti-dilutive impact of 1,264,489 shares issuable upon conversion of the Company’s senior convertible notes (Note 9), because the conversion price exceeded the average market value of the stock for the year.

The following is a reconciliation of the computations of basic and diluted EPS information for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Basic and diluted:
Net income (loss)	$22,021	$8,458	$(27,475)

Weighted average shares outstanding (basic)	41,948	46,794	46,170
Effect of dilutive securities:
Unvested common shares outstanding	523	295	—
Unexercised stock options	3,032	1,068	—

Adjusted weighted average shares for diluted EPS	45,503	48,157	46,170

Basic earnings per share	$0.52	$0.18	$(0.60)

Diluted earnings per share	$0.48	$0.18	$(0.60)

If the Company had reported net income in 2003, additional common share equivalents of 1,090,965 would have been included in the denominator for diluted earnings per share in the table above. These common share

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were anti-dilutive as of such date.

Comprehensive income (loss)

The Company has adopted the provisions of FASB Statement No. 130, “Comprehensive Income” (“Statement 130”). Statement 130 establishes standards for reporting and display of comprehensive income (loss) and its components for general-purpose financial statements. Comprehensive income (loss) is defined as net income (loss) plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income (loss) in accordance with U.S. generally accepted accounting principles. Comprehensive income (loss) was equal to net income (loss) for 2005, 2004 and 2003.

Reclassifications

Certain reclassifications, none of which affected net income (loss), have been made to prior year amounts to conform to current year presentation.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to FASB Statement No. 123 and supersedes Accounting Principles Board Opinion 25 and FASB Statement No. 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under FASB Statement No. 123 may apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FASB Statement No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FASB Statement No. 123.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Deferred Stock Compensation

The following table is a summary of the amount of amortization of deferred stock compensation, which relates to restricted stock and stock option grants. These amounts are included in cost of revenue and operating expenses as follows (in thousands):

	Years Ended December 31
	2005	2004	2003
Cost of revenue—recurring	$—	$4	$476
Cost of revenue—non-recurring	36	—	81
Research and development	34	24	212
Selling, general and administrative	1,327	566	1,070

Total	$1,397	$594	$1,839

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid expenses—other	$3,004	$2,691
Prepaid hardware & software license maintenance	3,257	2,733
Prepaid commission & royalty	1,919	805
Up-front fees	1,467	427
Accounts receivable—other	1,082	528
Other	330	689

	$11,059	$7,873

5. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$32,831	$29,534
Furniture and fixtures	5,292	4,575
Other equipment	4,261	4,084
Software	31,518	27,080
Leasehold improvements	3,974	4,151

	77,876	69,424
Less: Accumulated depreciation	(52,146)	(37,958)

	$25,730	$31,466

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $15.5 million, $14.9 million and $14.9 million, respectively. Included in property and equipment at December 31, 2005 and 2004 is equipment acquired under capital leases totaling approximately $22.1 million and $20.5 million, and related accumulated depreciation of $18.7 million and $14.0 million, respectively. Also included in property and equipment at December 31, 2005 is approximately $1.5 million in net book value of equipment acquired through the purchase of CareKey, Inc.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs an annual evaluation of its long-lived assets in accordance with FASB Statement No. 144. As a result of this evaluation, management concluded that no indicators of impairment existed in 2005 and 2004. In 2003, it was determined that some property and equipment was impaired due to the winding down of certain business lines. As a result, the Company recognized a restructuring and impairment charge of $4.0 million related to these assets in the fourth quarter of 2003. The assets were written off in the first quarter of 2004.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following (in thousands):

	December 31,
	2005	2004
Non-amortizable intangible assets
Goodwill	$87,170	$39,201
Amortizable intangible assets
Customer lists	$2,300	$2,300
Core technology and intellectual property	7,074	5,950
Tradenames	4,879	4,879

	14,253	13,129
Less: Accumulated amortization	(10,918)	(8,032)

	$3,335	$5,097

The Company recorded $47.7 million in goodwill in connection with its acquisition of CareKey, Inc. in December 2005 (Note 16), which represents the excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed. Because the acquisition was completed on December 22, 2005, there was not sufficient time to finalize the fair market valuation as of December 31, 2005. Once the Company receives a final valuation, the estimated purchase price will be adjusted and the allocation between goodwill and identifiable intangible assets will be recorded. In 2005, the Company also recorded $1.1 million in intellectual property related to the purchase of a software patent.

The Company tested goodwill using the two-step process prescribed in FASB Statement No. 142. The first required step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed its annual impairment test on March 31, 2005, and this test did not reveal any indications of impairment.

Amortization expense recorded for the years ended December 31, 2005, 2004, and 2003 related to the intangible assets that are subject to amortization was $2.9 million, $4.2 million and $10.9 million, respectively. The estimated aggregate amortization expense related to these intangible assets for the next five fiscal years is as follows (in thousands):

For the Years Ending December 31,
2006	$788
2007	772
2008	772
2009	333
2010 and thereafter	670

Total	$3,335

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to existing intangible assets will vary from amounts identified above in the event we recognize impairment charges prior to the amortized useful life of any intangible assets. Additionally, amortization expense will vary from amounts identified above when the final accounting for the CareKey acquisition is completed, and the allocation between goodwill and identifiable intangible assets is recorded.

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued payroll and benefits	$20,619	$18,560
Accrued professional and litigation fees and settlements	1,590	3,251
Deferred acquisition payment	—	2,290
Accrued acquisition costs	25,611	—
Loss on contracts	—	1,528
Restructuring and impairment charges	30	48
Accrued outside services	959	2,471
Accrued income and other taxes	1,191	2,509
Other	6,957	6,928

	$56,957	$37,585

8. Notes Payable and Line of Credit

In November 2001, the Company entered into an agreement with a financing company for $3.1 million, specifically to finance certain equipment. Principal and interest was payable monthly and interest accrued monthly at LIBOR plus 3.13%. The final payment on the note was due and paid in November 2005.

In December 2004, the Company entered into a Credit Agreement with a lending institution, which established a revolving credit facility of $50.0 million, subject to a maximum of two times the Company’s trailing twelve months EBITDA and fixed percentages of our recurring revenues. The Credit Agreement expires on January 5, 2008. Principal outstanding under the facility bears interest at the lending institution’s prime rate plus 1.0% and unused portions of the facility are subject to unused facility fees. In the event the Company terminates the Credit Agreement prior to its expiration, it will be required to pay the lending institution a termination fee equal to 1% for each full or partial year remaining under the Credit Agreement, subject to specific exceptions. Under the Credit Agreement, the Company has granted the lending institution a security interest in substantially all of its assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Credit Agreement replaced the Company’s prior credit facility, which expired on December 11, 2004. As of December 31, 2005, the Company had no outstanding borrowings and was in compliance with all of the covenants under its credit facility.

In December 2004, the Company and IMS Health Incorporated (“IMS Health”) entered into a Share Purchase Agreement pursuant to which the Company purchased all of the 12,142,857 shares of the Company’s common stock owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price for the repurchase of shares was paid by delivery of $44.6 million in cash and a Subordinated

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005 from the Company’s cash accounts. The cash portion of the purchase price was financed with the proceeds of the Company’s sale of 6,600,000 shares of its common stock to ValueAct Capital for $6.75 per share totaling $44.6 million in proceeds.

Notes payable and line of credit consist of the following at December 31 (in thousands):

	Notes Payable		Line of Credit
	2005	2004	2005	2004
Revolving credit facility of $50.0 million, interest at the lending institution’s prime rate plus 1% (8.25% at December 31, 2005), payable monthly in arrears	$—	$—	$—	$12,000
Note payable of $3.1 million issued for certain equipment, due in monthly installments through November 2005, interest at LIBOR rate plus 3.13%	—	2,135	—	—
Note payable of $37.4 million issued in exchange for shares repurchased, interest fixed at 5.75%, principal and interest paid in full on January 21, 2005.	—	37,415	—	—
Other	120	50	—	—

Total notes payable and lines of credit	120	39,600	—	12,000
Less: Current portion	(120)	(39,600)	—	—

	$—	$—	$—	$12,000

Future principal payments of notes payable and line of credit at December 31, 2005 are as follows (in thousands):

For the Periods Ending December 31,	Notes Payable	Line of Credit
2006	$120	$—

As of December 31, 2005, the Company had outstanding eight unused standby letters of credit in the aggregate amount of $1.5 million which serve as security deposits for certain capital and operating leases and insurance policies. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

9. Long-term Convertible Debt

On September 30, 2005, the Company entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100 million aggregate principal amount of its 2.75% Convertible Senior Notes due 2025 (the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes to the Initial Purchasers was consummated on October 5, 2005.

The aggregate net proceeds received by the Company from the sale of the Notes were approximately $82.0 million, after deducting the amount used to repurchase one million shares of its common stock at $14.50 per share in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes the Company’s senior unsecured obligations and will rank equally with all of its existing and future unsecured indebtedness.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Notes mature on October 1, 2025. However, on or after October 5, 2010, the Company may from time to time at its option redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of October 1, 2010, October 1, 2015 and October 1, 2020, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, holders may require the Company to repurchase all or a portion of their Notes upon a fundamental change, as described in the Indenture, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Additionally, the Notes may become immediately due and payable upon an Event of Default, as defined in the Indenture. Pursuant to a Registration Rights Agreement dated October 5, 2005, the Company has agreed to prepare and file with the Securities and Exchange Commission, within 90 days after the closing of the sale of the Notes, a registration statement under the Securities Act for the purpose of registering for resale, the Notes and all of the shares of its common stock issuable upon conversion of the Notes.

10. Related Party Transactions

In October 2000, in connection with the acquisition of Erisco Managed Care Technologies, Inc. (“Erisco”), the Company entered into a software license agreement with IMS Health to which IMS Health would pay three annual installments of $1.0 million each for a total of $3.0 million beginning October 2000. As of December 31, 2003, the total of $3.0 million had been received and recognized as revenue. Approximately $1.0 million is included in recurring revenue in each year for 2003 and 2002. The license agreement terminated in 2003.

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

In December 2004, the Company also entered into a Share Purchase Agreement with IMS Health (See Note 8).

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating and capital leases, respectively, with various expiration dates through 2013. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $6.8 million, $7.5 million and $8.0 million, respectively. These amounts are net of sublease income of $668,000, $522,000 and $178,000, respectively.

The aggregate future minimum rentals to be received under non-cancelable subleases as of December 31, 2005 is approximately $251,000. Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2005 are as follows (in thousands):

For the Years Ending December 31,	Capital Leases	Operating Leases
2006	$2,132	$13,103
2007	710	9,963
2008	229	8,374
2009	121	6,408
2010	85	4,383
Thereafter	—	6,968

Total minimum lease payments	3,277	$49,199

Less: interest	(233)
Less: current portion	(1,979)

	$1,065

On December 22, 2005, the Company acquired all of the issued and outstanding shares of CareKey. The estimated purchase price as of December 31, 2005 was approximately $60.5 million, which consisted of cash payments of $60.0 million and estimated acquisition-related costs of $500,000. Of the $60.0 million, $25.2 million remained outstanding to be paid to CareKey stockholders in 2006. CareKey stockholders and optionholders will also be entitled to receive contingent consideration under each of the following circumstances: (i) $15.0 million in cash payable on February 28, 2006 in the event certain customer retention conditions are met as of February 15, 2006, and (ii) up to $25.0 million, in cash or stock at TriZetto’s election, in the event certain financial milestones are achieved during the period ending December 31, 2008. In addition, further consideration, payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestone or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

12. Litigation

On October 26, 2004, a jury in California Superior Court, County of Alameda, delivered its verdict in the case of Associated Third Party Administrators v. The TriZetto Group, Inc., a dispute involving technology agreements between Associated Third Party Administrators (“ATPA”), a former QicLink™ customer, and the Company. In its verdict, the jury found that the Company made certain misrepresentations to ATPA in connection with the license of QicLink™ software in 2001 and awarded damages of approximately $1.85 million, representing primarily the amount of the license fee paid by ATPA. In the first quarter of 2005, a judgment was

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered by the court, which included, in addition to damages of $1.85 million, approximately $500,000 in pre-judgment interest and recoverable costs. The Company recorded an accrual for the additional $500,000 of costs in the first quarter of 2005 increasing the total accrual for the dispute to $2.35 million. In June 2005, the Company entered into a settlement agreement with ATPA in which the Company agreed to pay ATPA $2.2 million to fully resolve the dispute. The Company paid this amount to ATPA in July 2005. In June 2005, the Company’s insurance carrier agreed to reimburse the Company a total of $1.1 million of the settlement. The reimbursement was received in July 2005 and was recorded as a reduction to expense.

On September 13, 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages, including treble damages for willful infringement. As of December 31, 2005, the Company has not accrued any liability related to this lawsuit as the Company did not believe, as of the filing date of this report on Form 10-K, that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney fees and other defense costs related to this matter are being expensed as incurred. If it is determined that the Company’s clinical editing software infringes McKesson’s patent and the injunction sought by McKesson is granted by the Court, the Company could be liable for substantial monetary damages and be precluded from offering clinical editing software to its customers. In addition, pursuant to contractual obligations with many of its Facts™, Facets® and QicLink™ customers, the Company may be required, at the Company’s cost, to replace its clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on the Company’s results of operations, financial position or cash flows.

In addition to the matters described above, the Company is involved in litigation from time to time relating to claims arising out of its operations in the normal course of business. Except as discussed above, the Company was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position or cash flows.

13. Stockholders’ Equity

Common stock

In December 2004, the Company and IMS Health entered into a Share Purchase Agreement pursuant to which, on the same date, the Company purchased all of the 12,142,857 shares (“IMS Shares”) of the Company’s common stock, owned by IMS Health for an aggregate purchase price of $82.0 million, or $6.75 per share. The purchase price was paid by delivery of $44.6 million in cash and a Subordinated Promissory Note in the principal amount of $37.4 million. The Subordinated Promissory Note bore interest at the rate of 5.75% and was due and paid in full on January 21, 2005 from the Company’s cash accounts. Immediately following the purchase of the IMS Shares, the Company placed 6,600,000 of such shares with ValueAct Capital for an aggregate purchase price of $44.6 million, or $6.75 per share.

Pursuant to a letter dated December 5, 2004, the Company was given the right to repurchase up to 600,000 of the shares sold to ValueAct. On September 19, 2005, the Company exercised its repurchase right with respect to all 600,000 shares for an aggregate purchase price of $5.3 million, or $8.83 per share, that was paid for in cash.

On September 30, 2005, the Company entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100 million

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

aggregate principal amount of its 2.75% Convertible Senior Notes due 2025 (the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes to the Initial Purchasers was consummated on October 5, 2005.

The aggregate net proceeds received by the Company from the sale of the Notes were approximately $82.0 million, after deducting the amount used to repurchase one million shares of its common stock at $14.50 per share in connection with the private placement, the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the Notes constitutes the Company’s senior unsecured obligations and will rank equally with all of its existing and future unsecured indebtedness.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, that any one or more provisions of the amended and restated Plan, may, in the Committee’s discretion, be extended to one or more of such options (subject to the participant’s written consent of any adverse changes).

Activity under the plans related only to stock options was as follows (in thousands, except per share data):

	Outstanding Options
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balances, December 31, 2002	2,403	6,379	$0.25 – $63.25	$11.89
Additional options reserved	1,200	—
Granted	(1,784)	1,784	3.34 – 7.77	3.73
Exercised	—	(406)	0.25 – 6.50	1.19
Cancelled	942	(942)	1.00 – 57.50	12.87

Balances, December 31, 2003	2,761	6,815	0.25 – 63.25	10.26
Additional options reserved	2,000	—
Granted	(2,442)	2,442	5.86 – 7.07	6.64
Exercised	—	(255)	0.25 – 6.50	2.59
Cancelled	1,314	(1,314)	1.00 – 63.25	10.41

Balances, December 31, 2004	3,633	7,688	0.25 – 63.25	9.33
Additional options reserved	—	—
Granted	(2,214)	2,214	8.35 – 16.07	8.67
Exercised	—	(1,290)	0.25 – 15.13	7.51
Cancelled	365	(365)	3.34 – 15.25	8.71

Balances, December 31, 2005	1,784	8,247	$0.25 – $63.25	$9.44

At December 31, 2005, the Company had reserved approximately 9,570,229 shares of common stock for issuance upon exercise of stock options and shares issuable under its stock option plans, which includes approximately 460,000 shares of restricted stock granted to employees.

The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows (in thousands, except per share data):

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
	Weighted Average
Range of Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $3.49	1,000	5.95	$2.70	698	$2.36
$4.11 - $6.53	389	6.49	5.77	214	5.99
$6.66 - $6.66	1,554	8.13	6.66	286	6.66
$6.85 - $7.77	328	7.65	7.10	180	7.11
$8.35 - $8.35	1,532	9.12	8.35	—	—
$8.48 - $12.19	1,362	6.74	10.07	676	11.24
$12.50 - $14.50	775	6.10	12.81	441	12.81
$15.13 - $15.13	1,031	4.75	15.13	1,031	15.13
$15.13 - $57.50	276	4.39	29.77	239	26.72

	8,247	6.98	9.44	3,765	10.98

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, 2004, and 2003, options exercisable under the plans were 3,765,394, 3,825,989, and 3,527,773, respectively.

Employee Stock Purchase Plan

In July 1999, the Board of Directors adopted the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock were reserved for issuance under the original Stock Purchase Plan. The Stock Purchase Plan was amended on May 14, 2003 and May 11, 2005, increasing the number of common stock reserved for issuance to 1,500,000 shares, of which 455,918 remain available for issuance at December 31, 2005. Employees are eligible to participate once they have been employed for at least 90 days before the offering period and are employed for at least 20 hours per week. Employees who own more than 5% of the Company’s outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000.

The Stock Purchase Plan was implemented by six-month offerings with purchases occurring at six-month intervals commencing January 1, 2000. Effective July 1, 2005, the purchase price of the common stock under the Stock Purchase Plan will be equal to 95% of the fair market value per share of common stock on the last date of the offering period (or purchase date). The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan in 2005, 2004, and 2003 were 89,869, 196,806, and 269,516, at a weighted average purchase price of $8.02, $5.65, and $5.05 per share, respectively. Shares issued in 2005 represent only one offering period since the purchase date of the second offering period took place in early January 2006.

Deferred stock compensation

The Company records deferred stock compensation related to stock options granted to employees, where the exercise price is lower than the fair market value of the Company’s common stock on the date of the grant. Additionally, the Company records deferred stock compensation for the issuance of restricted stock to certain employees related to acquisitions and to certain employees to encourage continued service with the Company – see “Restricted Stock.” As of December 31, 2005, the Company had approximately $3.0 million of unamortized deferred stock compensation related to restricted stock. The Company amortizes the deferred stock compensation charge over the vesting period of the underlying stock option or restricted stock awarded. Amortization of deferred stock compensation expense was $1.4 million, $594,000, and $1.8 million in 2005, 2004, and 2003, respectively.

Future amortization expense related to deferred stock compensation is estimated to be as follows (in thousands):

For the years ending December 31,
2006	$1,295
2007	1,009
2008	590
2009	92

Total	$2,986

Expense related to deferred stock compensation may vary from amounts identified above due to forfeitures, additional grants, and due to the affects of the Company’s adoption of FASB No. 123R in 2006.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder rights plan

In September 2000, the Company’s Board of Directors adopted a shareholder rights plan. The plan provides for a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, distributed to stockholders of record on or after October 19, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock (an “Acquiring Person”) or announces a tender offer for 15% or more of the common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company at an initial exercise price of $75 per Right, subject to adjustment from time to time. However, if any person becomes an Acquiring Person, each Right will then entitle its holder (other than the Acquiring Person) to purchase at the exercise price, common stock of the Company having a market value at that time of twice the Right’s exercise price. If the Company is later acquired in a merger or similar transaction, all holders of Rights (other than the Acquiring Person) may, for $75.00, purchase shares of the acquiring corporation with a market value of $150.00. Rights held by the Acquiring Person will become void. The Rights Plan excludes from its operation ValueAct Capital with respect to the shares of the Company’s common stock acquired by it on December 21, 2004. As a result, their holdings will not cause the Rights to become exercisable or non-redeemable or trigger the other features of the Rights. The Rights will expire on October 2, 2010, unless earlier redeemed by the Board at $0.001 per Right.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock

The Company has recorded a total of $1.4 million, $3.0 million and $388,000 of deferred stock compensation in 2005, 2004 and 2003, respectively, for the issuance of restricted stock. The valuation of restricted stock is calculated based on the fair market value on the date of grant and is amortized over the vesting period of the underlying restricted stock award, which ranges from two to four years. There were approximately 1,086,000 shares of restricted stock outstanding at December 31, 2005, of which 479,400 shares were unvested. Pursuant to the restricted stock agreements, the Company shall cancel any unvested shares of common stock upon termination of services. The number of shares and valuation of restricted stock at December 31, 2005, is summarized in the table below (in thousands, except for per share data):

	Number of Shares	Price Range	Valuation
Balances, December 31, 2002	464	$4.68 – $17.31	$1,915
Granted	100	3.88	388
Cancelled	—	—	—
Mark-to-market valuation	—	—	18
Amortization	—	—	(1,458)

Balances, December 31, 2003	564	3.88 – 17.31	863
Granted	460	5.86 – 7.07	3,009
Cancelled	(38)	—	(405)
Mark-to-market valuation	—	—	—
Amortization	—	—	(594)

Balances, December 31, 2004	986	3.88 – 17.31	2,873
Granted	115	9.25 – 17.33	1,409
Cancelled	(15)	—	(90)
Mark-to-market valuation	—	—	—
Amortization	—	—	(1,206)

Balances, December 31, 2005	1,086	$3.88 – $17.33	$2,986

14. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$429	$—	$—
State	(17)	1,101	1,124

	412	1,101	1,124

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Provision for income taxes	$412	$1,101	$1,124

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004, are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Current	Long-Term	Current	Long-Term
Deferred tax assets:
Reserves and accruals	$2,349	$—	$4,178	$1,066
Deferred compensation	—	130	—	253
Other	6	34	42	28
State taxes	12	—	134	—
Deferred revenue	533	—	—	—
Acquired intangible assets	—	1,137	—	139
Start-up costs	813	2,440	—	—
Net operating losses and capital losses	8,000	25,057	8,000	30,676
Tax credits	—	1,964	—	1,009

Deferred tax assets	11,713	30,762	12,354	33,171

Deferred tax liabilities:
Deferred revenue	—	—	(2,705)	—
Depreciation	—	(1,272)	—	(2,790)
State taxes	—	(1,204)	—	(989)
Capitalized software	—	(11,949)	—	(11,328)

Deferred tax liabilities	—	(14,425)	(2,705)	(15,107)

Net deferred tax assets before valuation allowance	11,713	16,337	9,649	18,064
Valuation allowance	(11,713)	(16,337)	(9,649)	(18,064)

Net deferred taxes	$—	$—	$—	$—

The valuation allowance on the deferred tax assets was $28.0 million and $27.7 million as of December 31, 2005 and 2004, respectively. The net change in the valuation allowance was an increase during 2005 due to adjustments to Federal and state loss carryforwards and the acquisition of net deferred tax assets of CareKey, offset partially by a decrease due to current year activity.

If and when the Company decreases the valuation allowance on its deferred tax asset, approximately $16.6 million will be allocated to income tax benefit, $6.2 million will be recorded as an adjustment to goodwill, and $5.2 million will be recorded as an adjustment to equity for the benefit of employee stock option exercises.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate differs from the statutory rate as shown in the following schedule (in thousands):

	Years Ended December 31,
	2005	2004	2003
Tax expense (benefit) at federal statutory rate	$7,851	$3,250	$(8,959)
State income taxes	(17)	1,101	742
Change in valuation allowance	(7,658)	(3,498)	9,305
Amortization of deferred stock compensation	—	—	(127)
Other	—	65	—
Nondeductible items	236	183	163

	$412	$1,101	$1,124

Federal tax loss carryforwards at December 31, 2005 are approximately $80.5 million. The Federal tax loss carryforwards will start to expire beginning in 2010. State tax loss carryforwards at December 31, 2005 are approximately $71.6 million. The state tax loss carryforwards will start to expire beginning in 2006. Approximately $15.0 million of the Federal and state tax loss carryforwards are related to net operating losses obtained in connection with the Diogenes and CareKey acquisitions. Such net operating losses are subject to limitations in accordance with IRC Section 382.

15. Employee Benefit Plans

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

Effective January 1, 2001, the Company provides a discretionary matching contribution to the 401(k) Plan in the amount of $0.50 for each $1.00 contributed to the Plan, up to 6% of pay. Employees must be employed on the last day of the Plan Year (December 31) to receive the match. The match has a three-year vesting period after which the employee will be 100% vested. The Company’s cash contributions to the 401(k) plan in 2005, 2004, and 2003 were $1.9 million, $2.1 million, and $2.1 million, respectively.

On December 21, 2005, the Company’s Compensation Committee of the Board of Directors formally adopted the Executive Deferred Compensation Plan (the “Plan”). The Plan is an unfunded deferred compensation plan established and maintained for the purpose of providing key management employees with the opportunity to defer the receipt of compensation and to accumulate earnings on such deferrals on a tax-deferred basis. The Company determines which key management employees will be eligible to participate in the Plan. Currently, all of the executive officers of the Company are eligible to participate. The Plan is administered by the Company and became effective as of June 30, 2005.

Under the Plan, each participant may elect to defer, for any calendar year, up to 75% of his or her base salary and/or 100% of any commissions and/or bonuses earned during such calendar year. Amounts deferred for each participant are recorded in a bookkeeping account for such participant. Each participant is allowed to make a hypothetical allocation of the amounts credited to his or her account among investment options/indices that the Company makes available from time to time. Each account is credited at least annually with notational earnings equal to the aggregate/weighted average return on the investment options/indices selected by the participant, less expenses. The Company also may credit each participant’s account with a discretionary company contribution. Company contributions vest after three years of service with the Company. The Company made a contribution of $52,000 to this plan in 2005.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon termination of employment, a participant is entitled to a benefit from the Company equal to the amount of vested contributions credited to his or her account, subject to certain restrictions. Alternatively, a participant may elect to have all or a portion the contributions in his or her account paid in one or more installments, subject to certain waiting period and other restrictions set forth in the Plan.

The Company has purchased life insurance policies with the funds in which the executive officers elected to defer in the Plan. The majority of the non-qualified retirement plan assets are held in a company-owned life insurance policy, whose investment assets are a separately-managed portfolio administered by an insurance company. The assets held under this insurance policy are recorded at estimated fair value with changes in estimated value recorded in net earnings. At the end of fiscal year 2005, the Company was the beneficiary of various insurance contracts on some of the participants in the Plans. At December 31, 2005, these life insurance contracts had cash surrender values of $151,000.

16. Acquisitions

Diogenes, Inc.

On April 26, 2004, the Company completed its acquisition of Diogenes, Inc. (“Diogenes”). Diogenes developed and marketed transaction-messaging software, which provides EDI-class transaction processing across the Internet. The Company determined that Diogenes’ software as adapted to handle healthcare claims and other business transactions would broaden and augment its current offerings and strengthen the infrastructure of its current offerings.

The final purchase price as of April 26, 2005 was approximately $5.2 million, which consisted of cash payments of $2.2 million, deferred payments of $2.5 million, and acquisition-related costs of $459,000. The former shareholders of Diogenes received a total payment of $2.5 million on April 26, 2005, which was paid in cash. The acquisition of Diogenes was not significant to the Company’s results of operations and therefore is not required to present pro forma information for the periods prior to acquisition.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed was $5.2 million and was allocated to goodwill and other intangible assets. Goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized and is not deductible for tax purposes. Other intangibles are being amortized over a period of 60 months from the date of acquisition.

CareKey, Inc.

On December 22, 2005, the Company acquired all of the issued and outstanding shares of CareKey, Inc. (“CareKey”). CareKey is a member-centric platform automating population, disease, case, and utilization management. Prior to the acquisition, the Company had entered into an arrangement at the end of 2003 to integrate CareKey products into its suite of care management solutions (“CareAdvance™) for sale within the Facets® installed customer base. CareAdvance integrated with TriZetto’s Facets® administrative system provided real-time access to member administrative data including claims, eligibility, benefits and authorizations. The Company believes that the acquisition of CareKey will allow it to further tighten the integration of CareAdvance™ to that of Facets®. Additionally, the acquisition permits the Company to expand the distribution of CareAdvance™ beyond the current Facets® installed base.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the acquisition was completed on December 22, 2005, there was not sufficient time to finalize the fair market valuation as of December 31, 2005. Once the Company receives a final valuation, the estimated purchase price will be adjusted and the allocation between goodwill and identifiable intangible assets will be recorded. Portions related to goodwill, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the acquisition, will not be amortized and is not deductible for tax purposes. Any amounts attributable to identifiable intangible assets will be amortized over their useful life and deductible over varying tax periods. The estimated purchase price as of December 31, 2005 was approximately $60.5 million, which consisted of cash payments of $60.0 million and estimated acquisition- related costs of $500,000. Of the $60.0 million, $25.2 million remained outstanding to be paid to CareKey stockholders in 2006. CareKey stockholders and optionholders will also be entitled to receive contingent consideration under each of the following circumstances: (i) $15.0 million, in cash payable on February 28, 2006 in the event certain customer retention conditions are met as of February 15, 2006, and (ii) up to $25.0 million, in cash or stock at TriZetto’s election, in the event certain financial milestones are achieved during a period ending December 31, 2008. In addition, further contingent consideration, payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestones or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $47.7 million and was allocated to goodwill. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, the estimated purchase price will be adjusted and the allocation between goodwill and identifiable intangible assets will be recorded.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and CareKey for the years ended December 31, 2005 and 2004 as if the acquisition had occurred at the beginning of 2004, after giving effect to certain pro forma adjustments. This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it indicative of the results of operations which may occur in the future (in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004
Net revenue	$298,462	$274,636
Net income (1)	$20,657	$5,668
Net income per share (diluted) (1)	$0.45	$0.12

(1)	Amounts do not include the impact of the amortization of intangible assets which may be recorded.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocations for the acquisitions described above were based on the estimated fair value of the assets and liabilities, on the date of purchase as follows (in thousands):

	Diogenes	CareKey (2)
Total current assets	$155	$13,935
Property, plant, equipment and other non-current assets	308	1,562
Goodwill	1,876	47,715
Other intangible assets	3,300	—

Total assets acquired	5,639	63,212

less: liabilities assumed	(433)	(2,712)

Total purchase price of net assets acquired	$5,206	$60,500

(2)	Allocation is preliminary pending final determination in 2006.

17. Loss on Contracts

During the fourth quarter of 2003, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, the Company was able to accelerate the termination of its services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support its remaining customers. As a result of these actions, the Company was able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers. The Company continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed the Company to reverse the remaining balance in its loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activities in the Company’s loss on contracts reserves in 2005 (in thousands), upon final termination agreements with the remaining physician group customers:

	Physician Group	Consulting	Total
Accrued loss on contracts, December 31, 2004	$3,280	$484	$3,764
Decrease in estimate of loss	(2,877)	—	(2,877)
Net loss applied against accrual	(403)	(484)	(887)

Accrued loss on contracts, December 31, 2005	$—	$—	$—

18. Supplemental Cash Flow Disclosures (in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Supplemental disclosures for cash flow information
Cash paid for interest	$941	$1,486	$2,034
Cash paid for income taxes	1,090	1,189	704
Non-cash investing and financing activities
Assets acquired through capital lease	1,424	1,151	96
Deferred stock compensation	1,319	2,604	385
Common stock issued for acquisitions	—	—	37
Common stock issued for purchase of intangible assets	551	—	—
Note payable in exchange for repurchase of shares	—	37,414	—

19. Segment Information

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

Recurring and non-recurring revenue by type of similar products and services are as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Outsourced business services	$79,418	$89,916	$98,193
Software maintenance	80,719	69,065	62,780

Recurring revenue	160,137	158,981	160,973

Software license fees	48,736	51,308	45,688
Consulting services	82,411	63,424	79,989
Other non-recurring revenue	935	852	3,679

Non-recurring revenue	132,082	115,584	129,356

Total revenue	$292,219	$274,565	$290,329

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s assets are all located in the United States and the Company’s sales were primarily to customers located in the United States.

20. Quarterly Financial Data (unaudited and in thousands)

	Net Revenue	Gross Profit	Net Income (loss)	Net Income (Loss) Per Share, Basic	Net Income (Loss) Per Share, Diluted
Fiscal year 2005
First quarter (1)	$71,818	$32,209	$4,298	$0.10	$0.10
Second quarter (1)	72,508	33,402	4,979	0.12	0.11
Third quarter	73,053	33,319	6,480	0.15	0.14
Fourth quarter	74,840	34,761	6,264	0.15	0.14
Fiscal year 2004
First quarter (1)	$65,750	$18,241	$(4,339)	$(0.09)	$(0.09)
Second quarter (1)	67,517	24,329	431	0.01	0.01
Third quarter (1)	67,007	31,046	5,975	0.13	0.12
Fourth quarter (1)	74,291	31,351	6,391	0.14	0.13

(1)	During the fourth quarter of 2003, the Company decided to wind-down its outsourcing services to physician group customers. As a result of this decision, the Company estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. This loss was charged to recurring cost of revenue in the fourth quarter of 2003. Through discussions and negotiations, the Company was able to accelerate the termination of its services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support its remaining customers. As a result of these actions, the Company was able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers. The Company continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed the Company to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

In December 2003, the Company negotiated a settlement regarding out-of-scope work related to one of its large fixed fee implementation projects. As a result of this settlement, the Company estimated that this project would generate a total loss of $3.7 million until its completion, which was expected to occur in mid-2004. This loss was charged to non-recurring cost of revenue in the fourth quarter of 2003. In 2004, the Company determined that the large fixed fee implementation project would require a greater effort to complete than previously estimated. As a result, the Company accrued an additional $5.0 million of loss on contracts charges in the first six months of 2004. In the fourth quarter of 2004, the Company negotiated a settlement of additional out-of-scope work, which decreased the total loss on the project and resulted in the reversal of approximately $455,000 of previously accrued loss on contracts charges. This fixed fee implementation was completed by the end of the first quarter of 2005. The total amount of loss actually incurred on this project was $7.7 million in 2004 and $484,000 in the first quarter of 2005.

21. Subsequent Events

On January 19, 2006, the Company and each of its subsidiaries (the “Borrowers”) entered into Amendment Number Two to its Credit Agreement (the “Amendment”) with Wells Fargo Foothill, Inc., as the administrative

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agent and lender (the “Lender”). The Amendment amends the terms of the Company’s Credit Agreement dated December 21, 2004, by and among the Borrowers and the Lender (the “Agreement”).

The Amendment increases the amount of the revolving credit facility under the Agreement from $50 million to up to $100 million (the “Facility”), subject to certain fixed percentages of the Company’s recurring revenues, and extends the expiration date of the Agreement to January 5, 2010. Under the terms of the Amendment, the principal outstanding under the Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the election of the Borrowers, subject to specified restrictions. The unused portions of the Facility will be subject to unused Facility fees. In the event the Borrowers terminate the Agreement, as amended by the Amendment, prior to its expiration, the Borrowers will be required to pay the Lender a termination fee equal to 2% of the maximum credit amount if the Agreement is terminated prior to the second anniversary of the Agreement or 1% of the maximum credit amount if the Agreement is terminated thereafter, up to 90 days prior to the expiration date of the Agreement, subject to specified exceptions.

The Company expects to use the proceeds for general working capital purposes. Under the Agreement, as amended by the Amendment, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

The Agreement, as amended by the Amendment, contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers. The Agreement, as amended, also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. The Company was in compliance with all applicable covenants and other restrictions under the Agreement as of the date of the Amendment.

On December 22, 2005, the Company completed its acquisition of CareKey. Pursuant to the terms of the Agreement and Plan of Merger, CareKey stockholders and optionholders were entitled to receive contingent consideration if certain customer retention conditions were met as of February 15, 2006. These conditions were met as of that date, and as a result, the Company expects to pay CareKey stockholders and optionholders a total of $15.0 million on February 28, 2006.

Item 15

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period

Allowance for doubtful accounts
Year ended December 31, 2003	$5,396	$(1,874)	$1,154	$2,368
Year ended December 31, 2004	$2,368	$(1,010)	$639	$719
Year ended December 31, 2005	$719	$38	$433	$324
Sales allowances
Year ended December 31, 2003	$3,052	$(64)	$424	$2,564
Year ended December 31, 2004	$2,564	$(1,289)	$302	$973
Year ended December 31, 2005	$973	$(439)	$3	$531
Deferred tax valuation allowance
Year ended December 31, 2003	$17,146	$9,391	$—	$26,537
Year ended December 31, 2004	$26,537	$1,176	$—	$27,713
Year ended December 31, 2005	$27,713	$337	$—	$28,050

(1)	Adjustments to the allowance for doubtful accounts and sales allowance were the result of the collections of aged receivables.

(2)	Deductions include the net effect of write-offs and recoveries of uncollectible amounts with respect to accounts receivable.

S-1