Form 10-K/A
period 2005-12-31
TRIZETTO GROUP INC
filed 2006-03-15
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
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

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2006 was 42,796,256.

PART III

Item 10—Directors and Executive Officers of the Registrant

Directors

Class I Directors—Terms Expire in 2006

Paul F. LeFort, 64, has been a director since April 1999. From October 1995 until he retired in January 2000, Mr. LeFort served as the Chief Information Officer for UnitedHealth Group Incorporated, a health and well being company. Mr. LeFort is currently performing independent consulting services to a variety of venture capital firms and healthcare-related technology organizations. From November 1994 to October 1995, Mr. LeFort was the Senior Vice President and Chief Information Officer for The MetraHealth Companies, Inc., jointly owned by Travelers Insurance Company and Metropolitan Life Insurance Company. From 1975 to 1994, Mr. LeFort served as a senior partner at Deloitte & Touche Management Consulting for Health Care Information Systems. Mr. LeFort received his B.S. in Physics and Economics from Boston College in 1962.

Jerry P. Widman, 63, has been a director since March 2005. From 1982 to 2001, Mr. Widman served as the Chief Financial Officer of Ascension Health, a large U.S. not-for-profit multi-hospital system. Prior thereto, Mr. Widman was a management consultant with Ernst & Young LLP for twelve years. Mr. Widman currently serves on the board of directors of three other public companies: United Surgical Partners International, Cutera, Inc. and ArthroCare Corporation. Mr. Widman received a B.A. in Business from Case Western Reserve University in 1965, a J.D. from Cleveland State University in 1969, and an M.B.A. from the University of Denver in 1970. He received his attorney’s license from the State of Ohio in 1970 and his Certified Public Accountant certification from the State of Ohio in 1982.

Class II Directors—Terms Expire in 2007

Lois A. Evans, 54, has been a director since March 2003. From May 1977 until she retired in June 2002, Ms. Evans served in various positions with Deloitte Consulting, including Managing Partner of the Southern California and Washington D.C. practices and Lead Client Service Partner for major healthcare industry clients such as Kaiser Permanente, Blue Shield of California, Blue Cross of California and Duke University Medical Center. Ms. Evans received her B.A. in Economics in 1973 and her M.A. in Architecture and Urban Planning in 1975, both from the University of California at Los Angeles.

Thomas B. Johnson, 67, has been a director since March 2003. From October 1995 until he retired in March 2001, Mr. Johnson served as an officer of CNA Financial Corporation and held such positions as Group Vice President of Provider Markets and Chairman and Chief Executive Officer of CNA Health Partners, Inc. Mr. Johnson is currently performing independent consulting services for organizations in the healthcare industry. From July 1964 to September 1995, Mr. Johnson held various positions with Deloitte & Touche, concluding with Partner, Management Consulting. During most of his 31-year career with Deloitte & Touche, Mr. Johnson provided management and financial consulting services to healthcare industry clients. He received his B.S. in Industrial Engineering from Northwestern University in 1962 and his M.B.A. in Accounting and Finance from the University of Chicago in 1964. Mr. Johnson received his Certified Public Accountant certificate from the State of Illinois in 1965.

L. William Krause, 63, has been a director since July 2005. Mr. Krause has served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, since April 2002 and was Chief Executive Officer from April 2002 until June 2004. In addition, Mr. Krause has been President of LWK Ventures, a private investment firm, since 1991. From September 2001 to February 2002, Mr. Krause was Chairman and Chief Executive Officer of Exodus Communications, Inc., which he guided through a Chapter 11 Bankruptcy to a sale of assets. He also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993, when he retired. Mr. Krause currently serves on the board of directors of four other public companies: Brocade Communications Systems,

Inc., Core-Mark Holding Company, Inc., Packeteer, Inc. and Sybase, Inc. Mr. Krause received his B.S. in Electrical Engineering from The Citadel in 1963.

Class III Directors—Terms Expire in 2008

Donald J. Lothrop, 46, has been a director since April 1998. Mr. Lothrop has been a General Partner of Delphi Management Partners II, L.P. since July 1994, a Managing Member of Delphi Management Partners III, L.L.C. since March 1995, a Managing Member of Delphi Management Partners IV, L.L.C. since October 1997 and a Managing Member of Delphi Management Partners V, L.LC. since April 2000, all of which are venture capital firms. From January 1991 to June 1994, Mr. Lothrop was a Partner of Marquette Venture Partners, a venture capital firm, where he focused on the healthcare industry. From 1989 to 1990, Mr. Lothrop worked at Bain & Company, Inc., a management consulting firm. Mr. Lothrop received his B.S. in Accounting from Pennsylvania State University in 1981 and his M.B.A. from Harvard Business School in 1989.

Jeffrey H. Margolis, 42, is our co-founder and has served as our Chief Executive Officer and a Director since our inception in May 1997. He also served as President from May 1997 to November 2004. In August 1999, Mr. Margolis was named Chairman of the Board. From July 1994 to February 1997, Mr. Margolis served as Senior Vice President and Chief Information Officer of FHP International Corporation, a managed care organization. From November 1992 to June 1994, Mr. Margolis served as Vice President and Chief Information Officer of TakeCare, Inc., a managed care organization. From September 1989 to October 1992, Mr. Margolis held various executive positions, including Vice President and Chief Operating Officer of Comprecare, a managed care organization. From June 1984 to September 1989, Mr. Margolis served in various positions with Andersen Consulting (now known as Accenture), including his final position as Manager, Healthcare Consulting. Mr. Margolis received his B.S. in Business Administration—Management Information Systems from the University of Illinois at Urbana-Champaign in 1984. Mr. Margolis received a Certified Public Accountant certification from the State of Illinois in 1984 and from the State of Colorado in 1988.

Executive Officers

Information regarding Jeffrey H. Margolis, our Chief Executive Officer, is set forth above under Class III Directors. The names and certain information concerning our other executive officers are set forth below.

Anthony Bellomo, 52, joined us in October 2000 as our Executive Vice President and Division President of HealtheWare, our application software unit. He served in this capacity until January 2004 when he was named Executive Vice President, Enterprise Software. From March 1994 to October 2000, Mr. Bellomo served as President of Erisco Managed Care Technologies, Inc. (“Erisco”), a managed care software development company that we acquired in October 2000. Prior to being named President of Erisco, Mr. Bellomo held various positions with Erisco since 1977. He received his B.S. in Systems Engineering from Polytechnic Institute of New York in 1975.

Kathleen Earley, 54, joined TriZetto in November 2004 as its President and Chief Operating Officer. Ms. Earley was with AT&T Corporation from 1995 through her retirement in September 2001. At AT&T, Ms. Earley served in various executive positions, concluding with Senior Vice President, Enterprise Marketing of AT&T and President of AT&T’s Data and Internet Services group. Prior to AT&T, Ms. Earley was with IBM Corporation for 17 years with management positions in sales, marketing, planning and strategy development. Ms. Earley currently serves on the board of directors of two public companies: Digital Realty Trust, Inc. and Vignette Corporation. Ms. Earley received her B.A. in Accounting in 1975 and her M.B.A. in Finance in 1977, both from the University of California at Berkeley.

Richard M. Fitzgerald, 50, joined us in December 2000 as our Vice President, Benefits Administration Services and Operations. He held this position until October 2001, when he was named Senior Vice President, Benefits Administration. He served in this capacity until January 2004, when he was promoted to Senior Vice President, Enterprise Connectivity. From February 1994 to November 2000, Mr. Fitzgerald held various positions, ranging from Director of Development through Senior Vice President of Client Services, with Resource Information Management Systems, Inc., a provider of automated claims processing technology for healthcare benefits administrators, which we acquired in December 2000. From October 1991 to January 1994, Mr. Fitzgerald served as Systems Manager of Business Systems Corporation of America, which was owned by a consortium of Blue Cross/Blue Shield Plans. From December 1990 to September 1991, Mr. Fitzgerald served as Production Manager of SOTRISS Corporation, a division of Lincoln National Corporation, which developed group health applications for third party administrators and small to mid-sized insurance companies. From June 1978 to November 1990, Mr. Fitzgerald served in various positions with Policy Management Systems Corporation, concluding with Director of its Research and Development Division. Mr. Fitzgerald received his B.S. in Computer Science/Marketing from Northern Illinois University in 1980.

Patricia E. Gorman, 50, joined TriZetto in February 2003 as our Executive Vice President, Business Solutions. From August 2000 to February 2002, Ms. Gorman served as Executive Vice President of Corporate Operations for Time Warner Telecom. From June 1977 to July 2000, Ms. Gorman held various positions with AT&T Corporation. She received her B.S in Marketing from Fairleigh Dickinson University in 1977 and her M.B.A. from Seton Hall in 1986.

Robert S. London, M.D., 58, joined TriZetto in June 2005 as our Chief Clinical Officer. He was appointed Senior Vice President in January 2006. Dr. London has more than 20 years of clinical, academic, medical and administrative healthcare expertise. From September 2001 to March 2005, Dr. London served as Vice President of Healthcare Management for the Western Region of Wellpoint in Denver. From December 1998 to January 2001, he served as HealthScope Business Leader and Chief Medical Officer for two divisions of CNA Insurance Company, and as Chief Operating Officer for United Healthcare of the Mid-Atlantic. Dr. London was on the faculty of the Johns Hopkins University School of Medicine in Baltimore from July 1976 to July 2006. Since September 2003, Dr. London has been adjunct faculty for the University of Colorado’s Executive MBA Program. Dr. London received his B.A in Sociology and Pre-Medical from George Washington University in 1968 and his M.D. from the University of Maryland School of Medicine in 1972. Dr. London is board certified and holds medical licenses in Maryland and Colorado.

James C. Malone, 57, joined us as our Senior Vice President of Finance in January 2004. He was appointed Chief Financial Officer in March 2004 and promoted to Executive Vice President in January 2006. From January 1997 until he retired in January 2002, Mr. Malone served as Senior Vice President of Cognizant Corporation and IMS Health Incorporated, with his last role being Chief Financial Officer of IMS Health. Prior to 1997, Mr. Malone held various executive and management positions in finance for Dun & Bradstreet, Reuben H. Donnelley, Siemens AG and PriceWaterhouse. Mr. Malone received his B.S. in Accounting from St. Francis College in 1973. He received his Certified Public Accountant certification from the State of New York in 1975.

James J. Sullivan, 48, joined us as our Vice President of Legal Affairs in August 2001 and was appointed General Counsel and Secretary in July 2002. He was promoted to Senior Vice President in July 2003. Before joining TriZetto, Mr. Sullivan ran a legal and consulting practice focused on general corporate and securities law for technology and emerging-growth companies. From March 1997 to June 2000, Mr. Sullivan was Senior Vice President, General Counsel and Secretary of Long Beach Financial Corporation and its wholly owned subsidiary, Long Beach Mortgage Company, a sub-prime mortgage lender. From July 1991 to March 1997, Mr. Sullivan served as Vice President and Legal Counsel of American Savings Bank, F.A. From October 1985 to March 1987, Mr. Sullivan was employed as an associate at the law firm of Gibson, Dunn & Crutcher LLP. Mr. Sullivan began his career with Arthur Young & Company, now Ernst & Young LLP, where he was employed as an accountant from 1980 to 1982. Mr. Sullivan received his B.A. in Business Administration from the University of Southern California in 1980 and his J.D. from Loyola Law School of Los Angeles in 1985. He received his Certified Public Accountant certification from the State of California in 1982.

Alan Ross, 51, joined us in January 2006 as our Senior Vice President of Human Capital Management. From September 2001 through January 2006, Mr. Ross served as Managing Director of Strategic Insights, a management advisory firm specializing in the managed healthcare and outsourcing industries. From August 1997 to August 2001, Mr. Ross served as Senior Vice President of Corporate Development for HealthPlan Services, an insurance services firm. From June 1981 to July 1997, Mr. Ross served in a variety of senior human resources positions with the Dun & Bradstreet Corporation, including the Chief Global HR officer position with A. C. Nielsen. He received his B.S. in Political Science and Economics from the University of Connecticut in 1976 and his M.A in Public Administration from the Maxwell School of Government at Syracuse University in 1977.

Philip J. Tamminga, 48, joined TriZetto in August 2004 as our Executive Vice President of Professional Services. From June 1980 to July 2004, Mr. Tamminga was employed by Accenture (formerly known as Andersen Consulting), the last fourteen years as a partner. Mr. Tamminga was a founder of Accenture’s customer relationship management practice. From September 1994 through July 2004, Mr. Tamminga led Accenture’s global Siebel practice and alliance. He received his B.S. in Finance in 1979 and his M.B.A. in 1980, both from the University of Denver.

Mark M. Tomaino, 45, joined TriZetto in August 2003 as Vice President of Corporate Development. He was promoted to Senior Vice President of Corporate Development in January 2006. From November 1991 until joining TriZetto, Mr. Tomaino worked at Bausch & Lomb Incorporated in a variety of legal, strategy and business development roles focused on its medical device and pharmaceutical businesses. From 1986 until November 1991, Mr. Tomaino was engaged as an attorney in private practice. Mr. Tomaino received his B.A. in Economics and English from the College of the Holy Cross in 1982, his J.D. from Albany Law School of Union University in 1985, and his M.B.A. from the Graduate School of Management at the University of California at Irvine in 2003.

Audit Committee

The Audit Committee of the Board currently is comprised of three directors selected by our Board. The current members of the Audit Committee are Thomas B. Johnson (Chairman), Paul F. LeFort and Jerry P. Widman. The Board has determined that Thomas B. Johnson is an “audit committee financial expert” as such term is defined in rules of the SEC, and that each member of the Audit Committee is financially literate as defined in the Nasdaq Listing Standards. Each member of the Audit Committee also is “independent” as independence for audit committee members is defined in the Nasdaq Listing Standards.

The Audit Committee acts pursuant to the written Audit Committee Charter approved by the Board of Directors. The current Audit Committee Charter is available on the Corporate Governance section of the TriZetto website. Our website address is www.trizetto.com. Pursuant to its charter, the Audit Committee is authorized to handle all matters that it deems appropriate regarding our independent registered public accountants and to otherwise communicate and act upon matters relating to the review and audit of our books and records, including the scope of the annual audit and the accounting methods and systems to be utilized by us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and certain persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission (the “SEC”). These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Such directors, executive officers and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of Forms 3, 4 and 5 furnished to us, or written representations that no annual Form 5 reports were required, we believe that all forms required under Section 16(a) of the Exchange Act applicable to our directors, executive officers and any persons holding 10% or more of our common stock were timely filed with respect to our fiscal year ended December 31, 2005.

Code of Ethics

Our Board of Directors is committed to effective corporate governance practices. We have adopted the Code of Business Conduct and Ethics (the “Code of Ethics”), which summarizes the basic principles and standards of conduct to guide all of our directors, officers and employees in our goal to achieve the highest business and personal ethical standards, as well as compliance with the laws and regulations that apply to our business. In October 2003, the Board adopted Corporate Governance Guidelines (the “Guidelines”) in an effort to continue to enhance and promote corporate governance and to promote the effective functioning and performance of the Board of Directors and its committees. All of the corporate governance documents, including the Code of Ethics, Guidelines and committee charters, are available on the Corporate Governance section of the Company’s website. Our website address is www.trizetto.com.

The Guidelines address a number of important issues such as:

•	Selection process and qualifications for Board membership;

•	Board composition, structure, operation and compensation;

•	Biennial performance reviews for the Board and each committee;

•	Management succession planning;

•	Committee composition; and

•	Annual performance reviews for the Chief Executive Officer.

Our Board of Directors and management have reviewed the provisions of the Sarbanes-Oxley Act of 2002, the related rules of the SEC, and Nasdaq Listing Standards regarding corporate governance policies and procedures. We believe that our Corporate Governance Guidelines and committee charters meet current requirements and reflect high standards of corporate governance.

Item 11—Executive Compensation

The following table sets forth the compensation earned during the three fiscal years ended December 31, 2003, 2004 and 2005 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers at December 31, 2005 and whose total salary and bonus during such year exceeded $100,000 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation(1)						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation(2)
Jeffrey H. Margolis(3) Chairman of the Board and Chief Executive Officer	2005 2004 2003	$ $ $	520,020 431,008 396,834	$ $ $	589,000 340,000 82,000	$50,000 — —	(4)	$	— 479,250 —	150,000 250,000 150,000	$ $ $	25,074 6,150 6,000

Kathleen Earley(5) President and Chief Operating Officer	2005 2004 2003	$ $	349,994 22,660 —	$ $	362,000 45,000 —	— — —		$	— 833,750 —	— 150,000 —	$ $	6,300 1,555 —

Anthony Bellomo(6) Executive Vice President, Enterprise Software	2005 2004 2003	$ $ $	281,245 271,866 258,938	$ $ $	220,700 179,000 40,500	— — —			$231,250 — —	20,000 90,000 75,000	$ $ $	14,215 6,150 6,000

Patricia E. Gorman(7) Executive Vice President, Business Solutions	2005 2004 2003	$ $ $	282,015 271,882 208,814	$ $ $	219,337 160,000 40,500	— — —		$	— — 388,000	20,000 90,000 100,000	$ $ $	6,300 6,150 5,438

Philip J. Tamminga (8) Executive Vice President, Professional Services	2005 2004 2003	$ $	272,490 107,424 —	$ $	207,774 86,000 —	— — —		$	— 586,000 —	8,000 100,000 —		$6,300 — —

(1)	Salary and bonus amounts represent salary and bonus earned in the applicable fiscal year that were either paid in cash or deferred at the officer’s election under The TriZetto Group, Inc. Executive Deferred Compensation Plan (the “Company DCP”). The table does not include perquisites and other personal benefits received during any fiscal year by a Named Executive Officer if the aggregate amount of such benefits, valued on the basis of the aggregate incremental cost to the Company, is less than the lower of $50,000 or 10% of such officer’s annual salary and bonus.
(2)	Amounts under the column titled All Other Compensation represent the Company’s matching contributions under The TriZetto Group, Inc. 401(k) Plan and, with respect to Messrs. Margolis and Bellomo for the 2005 fiscal year, also include (i) the Company’s matching contributions under the Company DCP of $18,300 for Mr. Margolis and $7,512 for Mr. Bellomo and (ii) above-market earnings on deferred compensation under the Company DCP as reportable under SEC rules of $474 for Mr. Margolis and $403 for Mr. Bellomo. Total earnings for Messrs. Margolis and Bellomo for the 2005 fiscal year on deferred compensation under the Company DCP were $865 and $557, respectively.
(3)	On June 14, 2004, Mr. Margolis was granted a restricted stock award of 75,000 shares under our Long-Term Incentive Plan (the “LTIP”). The value is based upon the closing price of $6.39 of the Company’s common stock on June 14, 2004. The year-end 2005 value of these shares was $1,274,250, based upon a closing price of $16.99 on December 30, 2005. One-half of these shares of restricted stock vested on June 14, 2005 and one-half will vest on June 14, 2006, if Mr. Margolis is performing continued service for TriZetto or any of its subsidiaries on such date. If we pay dividends on our common stock, Mr. Margolis will be entitled to receive corresponding dividends on his shares of restricted stock.
(4)	Represents the value of Mr. Margolis’ personal use of the Company’s fractional interest in an aircraft operated and maintained in a program managed by NetJets. Mr. Margolis’ employment agreement provides him with annual perquisites at Company expense valued at up to $50,000. Such perquisites may include use of the Company’s owned or leased assets for the purpose of personal transportation. The value reported above for 2005 was determined by multiplying the number of hours that Mr. Margolis used the aircraft in 2005 for personal travel by the hourly and other incremental fees charged by NetJets for such usage. The value does not include (i) any portion of the management fee, which is charged by NetJets regardless of usage, (ii) any depreciation expense related to the aircraft or (iii) an estimate of the cost to the Company of any disallowance of tax deductions attributable to Mr. Margolis’ personal use of the aircraft. None of the other executive officers have used the Company’s aircraft for personal travel.

(5)	Ms. Earley joined TriZetto on November 1, 2004. As an inducement to join the Company, Ms. Earley was granted a restricted stock award of 125,000 shares on November 8, 2004. The value is based upon the closing price of $7.07 of the Company’s common stock on November 8, 2004. The year-end 2005 value of these shares was $2,123,750, based upon a closing price of $16.99 on December 30, 2005. One-fourth of these shares of restricted stock vested on November 8, 2005 and one-fourth will vest on each of the second, third and fourth anniversaries of the date of grant if Ms. Earley is performing continued service for TriZetto or any of its subsidiaries on such date. If we pay dividends on our common stock, Ms. Earley will be entitled to receive corresponding dividends on her shares of restricted stock.
(6)	On April 20, 2005, Mr. Bellomo was granted a restricted stock award of 25,000 shares under our LTIP. The value is based upon the closing price of $9.25 of the Company’s common stock on April 20, 2005. The year-end 2005 value of these shares was $424,750, based upon a closing price of $16.99 on December 30, 2005. One-half of these shares of restricted stock vest on the first and second anniversaries of the date of grant, if Mr. Bellomo is performing continued service for TriZetto or any of its subsidiaries on such date. If we pay dividends on our common stock, Mr. Bellomo will be entitled to receive corresponding dividends on his shares of restricted stock.
(7)	Ms. Gorman joined TriZetto on February 20, 2003. As an inducement to join the Company, Ms. Gorman was granted 100,000 shares of restricted stock on February 27, 2003. The value is based upon the closing price of $3.88 of the Company’s common stock on February 27, 2003. The year-end 2005 value of these shares was $1,699,000, based upon a closing price of $16.99 on December 30, 2005. One-fourth of these shares of restricted stock vested on each of February 27, 2004, February 27, 2005 and February 27, 2006, and one-fourth will vest on February 27, 2007, if Ms. Gorman is performing continued service for TriZetto or any of its subsidiaries on such date. If we pay dividends on our common stock, Ms. Gorman will be entitled to receive corresponding dividends on her shares of restricted stock.
(8)	Mr. Tamminga joined TriZetto on August 1, 2004. As an inducement to join the Company, Mr. Tamminga was granted a restricted stock award of 100,000 shares on August 9, 2004. The value is based upon the closing price of $5.86 of the Company’s common stock on August 9, 2004. The year-end 2005 value of these shares was $1,699,000, based upon a closing price of $16.99 on December 30, 2005. One-fourth of these shares of restricted stock vested on August 9, 2005 and one-fourth will vest on each of the second, third and fourth anniversaries of the date of grant if Mr. Tamminga is performing continued service for TriZetto or any of its subsidiaries on such date. If we pay dividends on our common stock, Mr. Tamminga will be entitled to receive corresponding dividends on his shares of restricted stock.

Option Grants

The following table sets forth certain information concerning grants of options to each of our Named Executive Officers during the fiscal year ended December 31, 2005:

Option Grants in Last Fiscal Year

(Individual Grants)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Jeffrey H. Margolis	150,000	6.97%	$8.48	2/8/2015	$799,954	$2,027,240
Kathleen Earley	—	—	—	—	$—	$—
Anthony Bellomo	20,000.93%		$8.48	2/8/2015	$106,661	$270,299
Patricia E. Gorman	20,000.93%		$8.48	2/8/2015	$106,661	$270,299
Philip J. Tamminga	8,000.37%		$8.48	2/8/2015	$42,664	$108,119

The figures above represent options granted pursuant to our LTIP. We granted options to purchase a total of 2,213,500 shares of common stock during 2005. All of the option grants to our Named Executive Officers were granted for ten-year terms at an exercise price equal to the fair market value of TriZetto’s common stock on the date of grant. The options to the Named Executive Officers vest in 25% increments on each of the first four anniversaries of the date of grant, with the exception of the grant to Mr. Margolis, which vests in 33 1/3% increments on each of the first three anniversaries of the date of grant.

The potential realizable value represents amounts that, net of exercise price before taxes, may be realized upon exercise of the options immediately prior to the expiration of their terms assuming appreciation of 5% and

10%, compounded annually, over the option term. The 5% and 10% are calculated based on rules promulgated by the SEC and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

Option Exercises

The following table sets forth the values for all options held by our Named Executive Officers at December 31, 2005. The values for “in the money” options represent the positive spread between the exercise prices of existing stock options and the closing price of our common stock on December 30, 2005, the last trading day of 2005 ($16.99 per share).

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Dollar Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey H. Margolis	50,000	$681,840	289,550	514,750	$2,594,561	$4,175,678
Kathleen Earley	—	—	75,000	75,000	$744,000	$744,000
Anthony Bellomo	75,000	$961,420	270,000	160,000	$806,825	$1,314,875
Patricia E. Gorman	—	—	106,000	100,000	$1,359,675	$1,036,225
Philip J. Tamminga	—	—	25,000	83,000	$278,250	$902,830

Employment and Change of Control Agreements

We have an employment contract with our Chief Executive Officer, Jeffrey H. Margolis. We do not have employment contracts with any of our other Named Executive Officers.

Mr. Margolis’ most recent employment agreement became effective on January 2, 2005. Under the agreement, Mr. Margolis was entitled to an initial annual base salary of $520,000, which was later raised to $546,021 effective January 1, 2006. Mr. Margolis received a one-time payment of $50,000 upon signing the employment agreement. As an incentive to stay with the Company, Mr. Margolis received a retention incentive payment of $44,228 on January 1, 2006 and will receive two additional retention incentive payments in the amount of $44,228 on each of January 1, 2007 and 2008, so long as he is an active employee on such date. Under the agreement, Mr. Margolis is eligible for annual bonus compensation in an amount to be determined by the Company’s Compensation Committee. The agreement provides that, if all of the Company’s and Mr. Margolis’ individual performance objectives are met, the bonus will be equal to Mr. Margolis’ annual base salary for the year for which the bonus is paid. Any bonus awarded may be greater or less than Mr. Margolis’ annual base salary, depending on whether the Company’s and Mr. Margolis’ performance exceeds or falls short of the established objectives. Mr. Margolis’ employment agreement also provides him with annual perquisites at Company expense valued at up to $50,000. Such perquisites may include use of the Company’s owned or leased assets for the purpose of personal transportation.

TriZetto pays or reimburses Mr. Margolis for all reasonable and necessary out-of-pocket expenses he incurs in the performance of his duties. Mr. Margolis is entitled to participate in all of the Company’s employee benefit plans and programs to the same extent generally available to the Company’s executives, with the exception of the Company’s Employee Stock Purchase Plan (“ESPP”). As a greater than 5% owner of the Company’s outstanding common stock, Mr. Margolis is ineligible to participate in the ESPP. The employment agreement may be terminated by either the Company or Mr. Margolis without cause by providing ninety (90) days written notice of such termination. If Mr. Margolis is terminated without cause or if he voluntarily terminates for good reason, he would be entitled to continue to receive his then current annual base salary, medical and dental coverage for two years following termination, and payment in full of any unpaid retention payments. If Mr. Margolis’ employment is terminated due to death or disability, he would be entitled to a severance payment in the amount of one-half of his then current annual base salary.

We have entered into Change of Control Agreements with certain of our officers, including each of the Named Executive Officers. These agreements provide for severance and other benefits if, following a Change of Control of TriZetto, the executive’s employment terminates in a way adverse to the executive. If the executive’s employment ends within one to three years following a Change of Control (term varies among executives) either because we terminate the executive without cause or because the executive resigns under circumstances constituting “good reason,” the executive will be entitled to:

•	bi-weekly salary through the end of the employment period;

•	medical, dental and life insurance coverage through the end of the employment period;

•	outplacement services consistent with our outplacement policy, if any;

•	payment on the last day of the employment period in an amount equal to the sum of the additional contributions that would have been allocated to the executive’s 401(k) account, if any, if the executive had remained employed through the end of the employment period;

•	payment within 30 days of the date of termination of all accrued vacation, holiday and personal leave days as of the date of termination;

•	payment of any unpaid incentive compensation the executive earned through the date of termination in accordance with the terms of any applicable incentive compensation plan; and

•	acceleration of unvested options held by executives with Change of Control Agreements, unless such acceleration would trigger the “golden parachute” excise tax imposed by the U.S. Internal Revenue Code. In such case, the options will continue to vest as if the executive officer remained employed by us.

A “Change of Control” is defined in the agreement to occur if (a) a person becomes the beneficial owner of 50% or more of the combined voting power of our securities, (b) a majority of the Board changes without the specified approval of incumbent directors, (c) we merge with another entity in a way that substantially changes the ownership of existing stockholders, or (d) our stockholders approve a complete liquidation or dissolution. “Change of Control” is also deemed to have occurred if an executive’s employment with us is terminated prior to the Change of Control and it is demonstrated that (a) such termination was at the request of a third party who has taken steps to effectuate the Change of Control or (b) such termination arose in connection with or anticipation of the Change of Control.

Compensation of Directors

The Nominating and Corporate Governance Committee (the “Governance Committee”) annually reviews and evaluates the adequacy of Director compensation and benefits, and recommends changes, if any, to the Board of Directors for approval. During 2005, each of our non-employee directors received an annual retainer of $35,000, paid quarterly, for serving on the Board. In 2006, the annual retainer was increased to $40,000, paid quarterly. Our Lead Director receives an additional retainer of $10,000, also paid quarterly. Committee members also receive annual retainers. Retainers for the Committees members are as follows: Audit Committee Chair—$25,000; Compensation Committee or Governance Committee Chair—$15,000; Audit Committee Member (Non-Chair)—$15,000; Compensation or Governance Committee Member (Non-Chair)—$10,000. Retainers for Committee service are paid quarterly.

Each of our directors is eligible to receive stock option grants under our LTIP. During 2005, each of our non-employee directors received an option to purchase 7,500 shares of our common stock, with the exception of Mr. LeFort, who, as our Lead Director, received an option to purchase 10,000 shares of our common stock. The options vest in 25% increments on each of the four annual anniversaries of the date of grant. On March 6, 2006, each of our non-employee directors received an option to purchase 10,000 shares of our common stock, with the exception of Mr. LeFort, who received an option to purchase 12,500 shares. The options vest in 50% increments on each of the first and second annual anniversaries of the date of grant.

Report of the Compensation Committee

This report of the Compensation Committee of the Board of Directors reviews our compensation programs for executive officers. The Committee members are independent directors and not officers or employees of TriZetto. We have access to independent experts, experienced in the design and implementation of executive compensation arrangements, for advice on compensation matters. Currently, the Committee reviews and approves the cash and equity components of the compensation programs for all executive officers, as well as change of control and other benefits. The Committee has responsibility for the determination of the Chief Executive Officer’s compensation including, without limitation, salary, bonuses, stock options, restricted stock, and other equity-based awards. Determination of the CEO’s compensation is based on the Committee’s evaluation of the CEO’s performance and such other non-performance related matters as the Compensation Committee deems appropriate.

Compensation Policies and Objectives

TriZetto’s executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis. There are three components to TriZetto’s executive compensation program, and each is consistent with the stated philosophy as follows:

Base Salary. Base salaries for executives and other key employees are determined by individual financial and non-financial performance, position in salary range and general economic conditions of TriZetto. For purposes of administering base pay, all executive positions are evaluated and placed in appropriate salary grades. Salary range midpoint levels are reviewed on an annual basis to ensure competitiveness with a peer group of comparable companies. In recommending salaries for executive officers, the Compensation Committee (i) reviews the historical performance of the executives and (ii) formally reviews specific information provided by TriZetto’s consultants, as necessary, with respect to the competitiveness of salaries paid to TriZetto’s executives.

Annual Bonus. Annual bonuses for executives and other key employees are tied directly to TriZetto’s financial performance as well as to individual performance. Annual cash bonuses are designed to reward executives for achievements of corporate, financial and operational goals and are intended to reward the achievement of outstanding performance. When certain objective and subjective performance goals are not met, annual bonuses would be reduced or not paid. The bonuses paid in March 2006 for fiscal year 2005 were based upon TriZetto’s financial performance and each individual’s performance during 2005.

Long-Term Incentives. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through the grant of stock options and restricted stock. The overall goal of this component of pay is to create a strong link between TriZetto’s management and TriZetto’s stockholders through stock ownership by management and the achievement of specific corporate financial measures that result in the appreciation of TriZetto’s share price. The Compensation Committee generally has followed the practice of granting options on terms that provide that the options become exercisable in cumulative annual installments over a four-year period. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options. The Compensation Committee also has granted options that are subject to 7-year cliff vesting but may become exercisable earlier in the event the Company’s stock is trading above certain levels. The Compensation Committee has approved restricted stock awards to newly hired executives as an inducement for them to join TriZetto’s management team and to senior management and other key employees to encourage their continued service.

CEO Compensation

As noted above, Mr. Margolis’ annual base salary was increased from $520,000 to $546,021 effective January 1, 2006. This increase was intended in part to make his total compensation competitive with that of his peers at competing companies. The Compensation Committee reviewed comparable compensation data to help it make this determination. In addition to its review of this information, the Compensation Committee took into consideration Mr. Margolis’ importance to the Company and his ability to help the Company achieve its strategic vision.

The Compensation Committee awarded Mr. Margolis a cash bonus of $539,000 for his services in 2005. As noted above, Mr. Margolis also received in 2005 a one-time payment of $50,000 upon signing of his employment agreement. Mr. Margolis’ annual cash bonus potential has been targeted by the Compensation Committee at 100% of his annual base salary. Any bonus awarded may be greater or less than Mr. Margolis’ annual base salary, depending on whether the Company’s and Mr. Margolis’ performance exceeds or falls short of established objectives. The actual amount paid to Mr. Margolis is based on the Compensation Committee’s evaluation of a number of factors, including Mr. Margolis’ achievement of pre-determined financial, customer satisfaction, operational, organizational and strategic performance targets. Fifty-percent of Mr. Margolis’ bonus for 2005 was attributable to the Company’s achievement of revenue, earnings per share and cash financial targets. Another ten-percent was based on Mr. Margolis’ achievement of targets related to his interaction with the investment community and key customers. Another fifteen-percent was related to the results of certain operational objectives, including the transition of certain responsibilities to the newly hired President and Chief Operating Officer. Another ten-percent was related to his achievement of certain organizational goals, including those related to the effectiveness of the senior management team, the communication of the Company’s vision to employees and the introduction of innovative benefit plans. The remaining fifteen-percent of Mr. Margolis’ bonus was based on his performance on a number of strategic objectives.

During 2005, Mr. Margolis also received a stock option to purchase 150,000 shares of common stock under the LTIP.

Section 162(m) of the Internal Revenue Code

Under Section 162(m) of the Internal Revenue Code, compensation payments in excess of $1 million to any Named Executive Officer for a taxable year are subject to a limitation of $1 million on the amount we may deduct for tax purposes as an ordinary business expense. Certain performance-based compensation is not subject to the limitation on deductibility. Option grants and other performance based grants under our LTIP will not be subject to the deduction limitation.

The Compensation Committee believes that any application of Section 162(m) to limit deductibility of executive compensation is unlikely to have a material effect on our financial condition or results of operations as a result of the Company’s net operating loss carry-forwards.

The Compensation Committee

Paul F. LeFort, Chairman

Lois A. Evans

L. William Krause

Compensation Committee Interlocks and Insider Participation

From January 1, 2005 through July 26, 2005, the members of the Compensation Committee of the Board of Directors were Lois A. Evans, Paul F. LeFort and Donald J. Lothrop. L. William Krause joined the Committee effective July 27, 2005. Mr. Lothrop resigned from the Committee effective December 21, 2005. None of Ms. Evans, Mr. Krause, Mr. LeFort or Mr. Lothrop has ever served as an officer of TriZetto or any of its subsidiaries nor were any of the listed individuals involved during 2005 in a relationship requiring disclosure as an interlocking director or under Item 404 of Regulation S-K of the SEC.

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock for the five-year period ended December 31, 2005, with the cumulative total return of (a) the Nasdaq Market Index and (b) Hemscott Industry Group Index 825—Healthcare Information Services (formerly known as CoreData Financial Services Industry Group Index 825—Healthcare Information Services) over the same period. The graph assumes $100.00 invested at the beginning of the period in our common stock and the stocks represented by the above named indices and the reinvestment of all dividends; we have paid no dividends on our common stock. The performance graph is not necessarily an indicator of future performance. This information has been provided by Hemscott, Inc., formerly known as CoreData, Inc.

Comparison of Five-Year Cumulative Total Returns to Stockholders

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	12/29/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005
The TriZetto Group, Inc.	100.0	78.62	36.79	38.65	56.93	101.81
Hemscott Healthcare Information Services Index	100.0	97.87	79.55	94.55	110.94	146.51
NASDAQ Market Index	100.0	79.71	55.60	83.60	90.63	92.62

Item 12—Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of common stock beneficially owned as of March 1, 2006 by (a) each person (or group of affiliate persons) who is known by us to beneficially own 5% or more of our outstanding common stock, (b) each of our directors, (c) each of the Named Executive Officers and (d) all current directors and executive officers of the Company as a group. The information in the table is based upon information available to us as of March 3, 2006.

	Number of Shares Beneficially Owned(2)
Name and Address of Beneficial Owners(1)	Number	% of Class
ValueAct Capital Master Fund, L.P.(3) 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	3,550,000	8.34%

Wellington Management Company, LLP(4) 75 State Street Boston, MA 02109	2,633,261	6.18%

Barclays Global Investors, NA and Barclays Global Fund Advisors(5) 45 Fremont Street San Francisco, CA 94105	2,354,064	5.53%

Jeffrey H. Margolis(6)	2,192,100	5.10%

Paul F. LeFort(7)	73,525	<1%

Donald J. Lothrop(8)	57,480	<1%

Lois A. Evans(9)	11,250	<1%

Thomas B. Johnson(10)	11,250	<1%

Jerry P. Widman(11)	1,875	<1%

L. William Krause	—	<1%

Kathleen Earley(12)	190,288	<1%

Anthony Bellomo(13)	390,062	<1%

Patricia E. Gorman(14)	181,050	<1%

Philip J. Tamminga (15)	127,000	<1%

All current directors and executive officers as a group (17 persons)(16)	3,605,228	8.25%

(1)	Unless otherwise indicated, the business address of such stockholder is c/o The TriZetto Group, Inc., 567 San Nicolas Drive, Suite 360, Newport Beach, California 92660.
(2)	The beneficial ownership is calculated based on 42,588,794 shares of our common stock outstanding as of March 1, 2006. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable within 60 days of March 1, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws and as otherwise set forth below, the persons named in the table have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(3)

Information is based on a Schedule 13D/A filed jointly by ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C., ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, Jeffrey W. Ubben, George F. Hamel, Jr., and Peter H. Kamin (collectively, the

“Reporting Persons”) on March 3, 2006. Messrs. Ubben, Hamel and Kamin are each managing members, principal owners and controlling persons of VA Partners, L.L.C., the general partner of ValueAct Capital Master Fund, L.P. and ValueAct Capital Partners Co-Investors, L.P. Each of the Reporting Persons, with the exception of ValueAct Capital Partners Co-Investors, L.P., has shared voting and shared dispositive power with respect to 3,550,000 shares. ValueAct Capital Partners Co-Investors, L.P. has shared voting and shared dispositive power with respect to 0 shares. The Reporting Persons disclaim beneficial ownership of the reported stock except to the extent of their pecuniary interest therein.

(4)	Information is based on a 13G filed on February 14, 2006. Wellington Management Company, LLP has shared voting power with respect to 2,460,161 shares and shared investment power with respect to 2,633,261 shares.
(5)	Information is based on a Schedule 13G filed jointly by Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd and Barclays Global Investors Japan Trust and Banking Company Limited on January 27, 2006. Barclays Global Investors, NA has sole voting power with respect to 1,747,915 shares and sole dispositive power with respect to 1,898,748 shares. Barclays Global Fund Advisors has sole voting and sole dispositive power with respect to 455,316 shares. Barclays Global Investors, Ltd and Barclays Global Investors Japan Trust and Banking Company Limited have sole voting power and sole dispositive power with respect to 0 shares.
(6)	Includes 1,745,300 shares held by Jeffrey H. Margolis and his wife, in their capacities as trustees of the Margolis Family Trust, over which the trustees have shared voting power. Also includes 37,500 shares of unvested restricted common stock and Mr. Margolis’ options for 409,300 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(7)	Includes 21,000 shares held by Mr. LeFort’s wife, as trustee of a trust of which she is the sole beneficiary; Mr. LeFort disclaims beneficial ownership of such shares. Also includes options for 32,625 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(8)	Includes options for 34,500 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(9)	Includes options for 11,250 shares of common stock, which are exercisable within 60 days March 1, 2006.
(10)	Includes options for 11,250 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(11)	Includes options for 1,875 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(12)	Includes 93,750 shares of unvested restricted common stock and options for 75,000 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(13)	Includes 25,000 shares of unvested restricted common stock and options for 302,500 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(14)	Includes 25,000 shares of unvested restricted common stock and options for 89,750 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(15)	Includes 75,000 shares of unvested restricted common stock and options for 27,000 shares of common stock, which are exercisable within 60 days of March 1, 2006.
(16)	Includes 401,250 shares of unvested restricted common stock and options for 1,118,138 shares of common stock, which are exercisable within 60 days of March 1, 2006.

Item 13—Certain Relationships and Related Transactions

On December 21, 2004, the Company sold 6,600,000 shares of the Company’s common stock to VA Partners, LLC (“ValueAct”) pursuant to a letter agreement dated December 5, 2004 (the “VA Agreement”). These shares represented a portion of the 12,142,857 shares repurchased by the Company from IMS Health Incorporated on December 21, 2004. The VA Agreement also gave the Company the right to repurchase up to 600,000 of the shares sold to ValueAct. On September 19, 2005, the Company exercised its repurchase right with respect to all 600,000 shares for a price of $8.83 per share that was paid by the Company in cash.

Item 14—Principal Accountant Fees and Services

Independent Registered Public Accountants

Fees

The accounting firm of Ernst & Young LLP (“E&Y”) served as TriZetto’s independent registered public accountants for the years ended December 31, 2005 and 2004. In addition to rendering audit services during 2005 and 2004, E&Y performed various audit-related and tax services for the Company. The Audit Committee has concluded that the provision of these services by E&Y is compatible with maintaining its independence.

Audit Fees. Audit fees of E&Y during the 2005 and 2004 fiscal years were associated with the annual audit of our consolidated financial statements, reviews of our quarterly reports filed with the SEC, the audit of the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees related to other regulatory filings. Audit fees for 2005 and 2004 were approximately $1,344,000 and $1,383,000 respectively.

Audit-Related Fees. Audit-related fees of E&Y during the 2005 and 2004 fiscal years were associated with due diligence in connection with acquisitions, accounting consultation and advice, and audits of our employee benefit plan financial statements. Audit-related fees for 2005 and 2004 were approximately $367,000 and $109,000 respectively.

Tax Fees. E&Y’s fees for tax preparation, planning, advisory and compliance services in 2005 and 2004 were approximately $0 and $79,000, respectively.

All Other Fees. We incurred no other fees for other professional services in 2005 or 2004.

Audit and Non-Audit Services Pre-Approval Policy

In May 2003, the Company’s Audit Committee adopted The TriZetto Group, Inc. Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”). The Pre-Approval Policy provides that TriZetto’s Audit Committee will pre-approve all audit and permissible non-audit services provided by our independent registered public accountants, either through specific approval of the Audit Committee or pursuant to pre-approved policies and procedures established by the Audit Committee. These services may include audit services, audit-related services, tax services and other services performed by our independent registered public accountants. The Audit Committee requires the independent auditors and management to report on the actual fees charged for each category of service at regularly scheduled Audit Committee meetings throughout the year.

The Pre-Approval Policy provides that the engagement terms and fees of the annual audit must be specifically approved by the Audit Committee. The Pre-Approval Policy also pre-approves certain audit-related services, provided that the total fees for each such service do not exceed the limit specified by the Audit Committee. The Pre-Approval Policy allows the Chairman of the Audit Committee to increase any of these limits related to any one project by up to $50,000. The Audit Committee Chairman must report on any such increase at the next Audit Committee meeting.

Since the adoption of the Pre-Approval Policy in May 2003, all audit and non-audit services provided by the independent auditors have been pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

THE TRIZETTO GROUP, INC.

By:	/s/ JEFFREY H. MARGOLIS
Jeffrey H. Margolis, Chief Executive Officer and Chairman of the Board