Form 10-K/A
period 2005-12-31
TRIZETTO GROUP INC
filed 2006-03-28
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2006 was 42,852,529.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K/A for The TriZetto Group, Inc. for the year ended December 31, 2005 is being filed solely to include certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 which were inadvertently excluded from Amendment No. 1 to Form 10-K/A filed with the SEC on March 16, 2006.

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

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K/A:

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2*	Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3*	First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.4*	Agreement and Plan of Merger, dated as of December 22, 2005, by and among TriZetto, CK Acquisition Corp., CareKey, Inc. (CareKey”), the shareholders of CareKey, and Ido Schoenberg (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 29, 2005, File No. 000-27501)

3.1*	Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4*	Amended and Restated Bylaws of TriZetto effective as of October 7, 1999 (Incorporated by reference to Exhibit 3.4 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

4.1*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

4.2*	Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

4.3*	First Amendment to Rights Agreement, dated December 21, 2004, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (Incorporated by reference to Exhibit 2 of TriZetto’s Form 8A12G/A as filed with the SEC on December 21, 2004, File No. 000-27501)

4.4*	Purchase Agreement, dated as of September 30, 2005, by and between the TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC, as the Initial Purchasers (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

Exhibit Number	Description of Exhibit
4.5*	Registration Rights Agreement, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company, LLC, as the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.6*	Indenture, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.7*	Form of Global 2.75% Convertible Senior Note due 2025 (Included in Exhibit 4.3 Incorporated by reference to Exhibit 4.4 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

10.1*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3*	Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4*	1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on August 18, 1999, File No. 333-84533)

10.5*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6*	Employment Agreement, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.5 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.7*	Promissory Note, dated April 30, 1998, by and between TriZetto and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.6 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.8*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.7 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.9*	Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.10*	Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of February 18, 2000 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2000, File No. 000-27501)

10.11*	First Amended and Restated Investor Rights Agreement, dated April 9, 1999 by and among Raymond Croghan, Jeffrey Margolis, TriZetto, and Series A and Series B Preferred Stockholders (Incorporated by reference to Exhibit 10.8 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on August 18, 1999, File No. 333-84533)

10.12*	Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

Exhibit Number	Description of Exhibit
10.13*	Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.14*	First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.15*	Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.16*	Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.17*	Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.18*	Form of Voting Agreement (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

10.19*	Secured Term Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.20*	Loan and Security Agreement, dated September 11, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.21*	Revolving Credit Note, dated September 11, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.22*	Amendment No. 1 to Loan and Security Agreement, dated October 17, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.23*	Amended and Restated Revolving Credit Note, dated October 17, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

10.24*	Amendment No. 2 to Loan and Security Agreement, dated December 28, 2000, by and among TriZetto, each of TriZetto’s subsidiaries, and Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.24 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.25*	Second Amended and Restated Revolving Credit Note, dated December 28, 2000, payable by TriZetto and each of TriZetto’s subsidiaries to Heller Healthcare Finance, Inc. (Incorporated by reference to Exhibit 10.25 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.26*	Bank One Credit Facility (including Promissory Note, Business Loan Agreement and Commercial Pledge and Security Agreement), dated October 27, 1999 (Incorporated by reference to Exhibit 10.21 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000 File No. 000-27501)

Exhibit Number	Description of Exhibit
10.27*	Amendment to Bank One Credit Facility, dated June 22, 2000 (including Promissory Note Modification Agreement, Business Loan Agreement and Commercial Pledge and Security Agreement) (Incorporated by reference to Exhibit 10.27 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.28*	Amendment to Bank One Credit Facility, dated November 4, 2000 (including Change in Terms Agreement) (Incorporated by reference to Exhibit 10.28 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.29*	Stockholder Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.29 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.30*	Registration Rights Agreement, dated as of October 2, 2000, by and between TriZetto and IMS Health Incorporated (Incorporated by reference to Exhibit 10.30 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.31*	Amendment to Bank One Credit Facility, dated March 29, 2001 (including Business Loan Agreement) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2001, File No. 000-27501)

10.32*	Second Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on June 26, 2001, File No. 333-63902) (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

10.33*	Secured Term Note (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.34*	Third Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.35*	Amendment No. 3 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2001, File No. 000-27501)

10.36*	Amended and Restated Secured Term Note (Incorporated by reference to Exhibit 10.36 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.37*	Fourth Amended and Restated Revolving Credit Note (Incorporated by reference to Exhibit 10.37 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.38*	Amendment No. 4 to Loan and Security Agreement (Incorporated by reference to Exhibit 10.38 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.39*	Form of Restricted Stock Agreement Between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.40*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.40 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2003, File No. 000-27501)

10.41*	Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated July 1, 2002 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

10.42*	Second Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated April 16, 2003 (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.43*	Form of Change of Control Agreement entered into by and between TriZetto and Certain Executive Officers of TriZetto (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.44*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.2 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.45*	Third Amendment to Employment Agreement between TriZetto and Jeffrey H. Margolis dated February 16, 2004 (Incorporated by reference to Exhibit 10.3 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.46*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on August 6, 2004, File No. 000-27501)

10.47*	Form of 1998 Long-term Incentive Plan Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on November 9, 2004, File No. 000-27501)

10.48*	Credit Agreement, dated December 21, 2004, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.48 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.49*	Share Purchase Agreement, dated December 21, 2004, by and between TriZetto and IMS Health, Inc. (Incorporated by reference to Exhibit 10.49 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.50*	Subordinated Promissory Note, dated December 21, 2004, payable by TriZetto to IMS Health, Inc. (Incorporated by reference to Exhibit 10.50 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.51*	Letter Agreement between TriZetto and VA Partners, LLC dated December 5, 2004 (Incorporated by reference to Exhibit 10.51 of TriZetto’s Form 10-K as filed with the SC on February 14, 2005, File No. 0-27501)

10.52*	Executive Employment Agreement dated April 6, 2005 between the Company and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.53*	Cash Bonus Plan (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 8, 2005, File No. 000-27501)

10.54*	Amendment to 1998 Long-Term Incentive Plan, dated April 7, 2005 (Incorporated by reference to Appendix B of TriZetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

10.55*	Amended and Restated Employee Stock Purchase Plan, effective April 7, 2005 (Incorporated by reference to Appendix C of TriZetto’s proxy statement on Schedule 14A filed with the SEC on April 18, 2005)

10.56*	Executive Deferred Compensation Plan, dated as of June 30, 2005, between TriZetto and Certain Key Employees (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on December 27, 2005, File No. 000-27501)

10.57*	Amendment to Credit Agreement, dated January 19, 2006, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

14.1*	Code of Ethics (Incorporated by reference to Exhibit 14.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

Exhibit Number	Description of Exhibit
16.1*	Letter regarding Change in Certifying Accountants (Incorporated by reference to Exhibit 16.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2001, File No. 000-27501)

21.1*	Current Subsidiaries of TriZetto

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2006.

THE TRIZETTO GROUP, INC.

By:	/s/ JEFFREY H. MARGOLIS
Jeffrey H. Margolis, Chief Executive Officer and Chairman of the Board