Form 10-Q
period 2006-03-31
TRIZETTO GROUP INC
filed 2006-05-08
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 3, 2006, 42,925,379 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2006

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,654	$106,940
Restricted cash	1,021	1,543
Accounts receivable, less allowances of $958 and $855 at March 31, 2006 and December 31, 2005, respectively	58,189	41,745
Prepaid expenses and other current assets	11,226	11,059
Income tax receivable	302	316

Total current assets	159,392	161,603
Property and equipment, net	23,572	25,730
Capitalized software development costs, net	28,885	28,724
Goodwill	73,570	87,170
Other intangible assets, net	32,826	3,335
Other assets	11,136	11,177

Total assets	$329,381	$317,739

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$546	$120
Current portion of capital lease obligations	1,426	1,979
Accounts payable	11,306	14,959
Accrued liabilities	22,651	56,957
Deferred revenue	55,555	35,625

Total current liabilities	91,484	109,640
Long-term convertible debt	100,000	100,000
Long-term revolving line of credit	15,000	—
Other long-term liabilities	2,183	1,752
Capital lease obligations	879	1,065
Deferred revenue	4,378	3,924

Total liabilities	213,924	216,381

Commitments and contingencies
Stockholders’ equity:
Common stock	44	42
Additional paid-in capital	366,459	362,186
Deferred stock compensation	—	(2,986)
Accumulated deficit	(251,046)	(257,884)

Total stockholders’ equity	115,457	101,358

Total liabilities and stockholders’ equity	$329,381	$317,739

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Recurring revenue	$43,710	$39,023
Non-recurring revenue	41,608	32,795

Total revenue	85,318	71,818

Cost of revenue:
Recurring revenue	25,695	23,398
Non-recurring revenue	19,126	16,211

Total cost of revenue	44,821	39,609

Gross profit	40,497	32,209

Operating expenses:
Research and development	10,478	8,481
Selling, general and administrative	21,316	18,102
Amortization of other intangible assets	1,508	883

Total operating expenses	33,302	27,466

Income from operations	7,195	4,743
Interest income	890	189
Interest expense	(832)	(359)
Other income	180	—

Income before provision for income taxes	7,433	4,573
Provision for income taxes	(595)	(275)

Net income	$6,838	$4,298

Net income per share:
Basic	$0.16	$0.10

Diluted	$0.15	$0.10

Shares used in computing net income per share:
Basic	41,899	41,714

Diluted	45,666	43,934

The amounts included in the three months ended March 31, 2006 reflect the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, effective January 1, 2006. Had TriZetto applied the provisions of FASB Statement No. 123R in prior periods, it would have reported net income of approximately $2.4 million or $0.06 per share (basic and diluted) in the three months ended March 31, 2005. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,838	$4,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) doubtful accounts and sales allowance	155	(120)
Stock-based compensation	1,528	251
Depreciation and amortization	5,563	5,588
Amortization of other intangible assets	1,508	883
Gain on sale of assets	(237)	—
Increase in cash surrender value of life insurance policies	(328)	—
Changes in assets and liabilities:
Restricted cash	522	(4)
Accounts receivable	(16,599)	2,923
Prepaid expenses and other current assets	(1,348)	(1,792)
Income tax receivable	14	—
Other assets	369	147
Accounts payable	(3,653)	(2,538)
Accrued liabilities	(9,587)	(10,851)
Deferred revenue	20,384	9,810

Net cash provided by operating activities	5,129	8,595

Cash flows from investing activities:
Sale of short-term investments, net	—	1,203
(Purchase) financing of property and equipment and software licenses	(1,285)	615
Capitalization of software development costs	(2,299)	(2,082)
Acquisition, net of cash acquired	(40,251)	—

Net cash used in investing activities	(43,835)	(264)

Cash flows from financing activities:
Proceeds from revolving line of credit	15,000	23,000
Proceeds from debt financing	546	928
Payments on revolving line of credit	—	(12,000)
Payments on notes payable	(120)	(37,537)
Payments on capital leases	(739)	(1,263)
Employee exercises of stock options and purchase of common stock	5,733	646

Net cash provided by (used in) financing activities	20,420	(26,226)

Net decrease in cash and cash equivalents	(18,286)	(17,895)
Cash and cash equivalents at beginning of period	106,940	70,489

Cash and cash equivalents at end of period	$88,654	$52,594

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 17, 2006.

2. Computation of Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of diluted EPS is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, unvested restricted stock, and shares issued upon conversion of convertible debt.

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”) requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive. For the first quarter of 2006, the “if converted” method, based on interest expense, net of tax, of $633,000 and 5,305,040 shares from the assumed conversion of convertible debt, yields the same diluted earnings per share results as calculated below.

The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
BASIC AND DILUTED:
Net income	$6,838	$4,298

Weighted average shares outstanding (basic)	41,899	41,714
Effect of dilutive securities:
Unvested common shares outstanding	521	526
Stock options	3,246	1,694

Adjusted weighted average shares for diluted EPS	45,666	43,934

Basic earnings per share	$0.16	$0.10

Diluted earnings per share	$0.15	$0.10

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 (in thousands).

Three Months Ended March 31, 2006
Cost of revenue – recurring	$152
Cost of revenue – non-recurring	203
Research and development	186
Selling, general and administrative	987

Total	$1,528

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, and (iii) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value. SFAS 123R requires disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income as reported	$4,298
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,857)

Pro forma net income	$2,441

Net income per share
Basic, as reported	$0.10

Diluted, as reported	$0.10

Basic, pro forma	$0.06

Diluted, pro forma	$0.06

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended
	March 31, 2006	March 31, 2005
Expected volatility	45%	55%
Risk-free interest rate	4.75%	3.70%
Expected life	6.25 years	4 years
Forfeiture rate	6%	—
Expected dividends	—	—
Weighted average fair value	$8.52	$3.86

The following is a summary of stock option activity for the quarter ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2005	8,247	$9.44
Granted	647	16.91
Exercised	(585)	9.10
Cancelled	(37)	7.62
Options Outstanding at March 31, 2006	8,272	$10.06	7.0	$65,850
Exercisable at March 31, 2006	4,389	$10.25	5.8	$34,519

Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company has determined that historical experience is not a good predictor of future exercise patterns and thus has applied the “simplified” method outlined in Staff Accounting Bulletin No. 107, Share-Based Payment to calculate expected life. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5.0 million. As of March 31, 2006, $13.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.79 years.

The following table summarizes nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	479	$7.64
Granted	182	$16.98
Vested	(50)	$5.24
Forfeited	—	—

Nonvested at March 31, 2006	611	$15.08

As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.59 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$1,473	$414
Cash (received) paid for income taxes	(38)	400
NON-CASH INVESTING AND FINANCING ACTIVITIES
Goodwill adjustment	2,400	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accrued payroll and benefits	$11,330	$20,619
Accrued professional and litigation fees and settlements	1,412	1,590
Accrued acquisition costs	1,579	25,611
Accrued outside services	634	959
Accrued income and other taxes	1,055	1,191
Other	6,641	6,987

	$22,651	$56,957

Effective January 1, 2006, the Company became self-insured for certain losses related to employee health and dental benefits. The Company records a liability based on an estimate of claims incurred but not recorded determined based on actuarial analysis of historical claims experience and historical industry data. The Company maintains individual and aggregate stop-loss coverages with a third party insurer to limit its total exposure for these programs.

6. Debt

In January 2006, the Company entered into an amendment to its Credit Agreement established December 21, 2004. The amendment increased the amount of the revolving credit facility from $50 million to $100 million, subject to certain fixed percentages of our recurring revenues, and extended the expiration date of the Credit Agreement to January 5, 2010. Principal outstanding under the facility bears interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the Company’s election, subject to specified restrictions. The unused portions of the facility are subject to unused facility fees. In the event the Company terminates the Credit Agreement prior to its expiration, the Company will be required to pay the lending institution a termination fee equal to 2% of the maximum credit amount if the termination is prior to the second anniversary of the Credit Agreement or 1% of the maximum credit amount if the Credit Agreement is terminated thereafter, up to 90 days prior to the expiration of the Credit Agreement, subject to specified exceptions. Management expects to use the proceeds for general working capital purposes and has granted the lending institution a security interest in all of the Company’s assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. As of March 31, 2006, the Company was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of March 31, 2006, the Company had outstanding borrowings on the revolving line of credit of $15.0 million.

In October 2005, the Company issued $100 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate payable semi-annually in arrears	$100,000	$100,000	$—	$—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate (7.75% at March 31, 2006), payable monthly in arrears	—	—	15,000	—
Other	546	120	—	—

Total debt	100,546	100,120	15,000	—
Less: Current portion	(546)	(120)	—	—

	$100,000	$100,000	$15,000	$—

As of March 31, 2006, the Company had outstanding five unused standby letters of credit in the aggregate amount of $1.0 million, which serve as security deposits for certain capital and operating leases and insurance policies. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

7. Litigation

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to the Company’s motion for summary judgment, the court ruled, as a matter of law, that the Company’s software products do not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute. The issues related to the remaining three claims of the patent (claims 1, 2 and 16) will be resolved over several phases.

On April 17, 2006, a jury trial commenced on the first phase to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury decided that the Company’s Facets®, QicLinkTM and ClaimFacts® software products infringe claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court decided that it would not entertain post-trial motions involving infringement until the second phase of the trial has been completed. The court also scheduled the second phase of the trial to commence on October 3, 2006 on the issues of the Company’s validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

As of the filing date of this quarterly report on From 10-Q, the Company has not accrued any liability related to this lawsuit, as the Company did not believe at such time that its liability to McKesson is probable and capable of being reasonably estimated. The Company’s attorney fees and other defense costs related to this matter are being expensed as incurred. If the Company does not prevail on certain of its defenses at the second phase of the trial and the injunction sought by McKesson is granted by the Court, the Company could be liable for substantial monetary damages and/or be precluded from offering all or a portion of its clinical editing software to its customers. In addition, pursuant to contractual obligations with many of its FactsTM, Facets® and QicLinkTM customers, the Company may be required, at the Company’s cost, to replace all or a portion of its clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on the Company’s results of operations, financial position and/or cash flows.

In addition to the matter described above, the Company is involved in litigation from time to time relating to claims arising out of its operations in the normal course of business. Except as discussed above, as of the filing date of this quarterly report on Form 10-Q, the Company was not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position and/or cash flows.

8. Acquisition

On December 22, 2005, the Company acquired all of the issued and outstanding shares of CareKey, Inc. (“CareKey”) for cash. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $47.7 million and was allocated to goodwill. Since then, the Company has received a preliminary report of the fair market value of certain intangible assets acquired from CareKey. Although the valuation has not yet been finalized the Company has booked adjustments to goodwill of $17.4 million, which primarily includes a $15.0 million contingent payment, and allocated $31.0 million to identifiable intangible assets based on the preliminary valuation. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations between goodwill and identifiable intangible assets may be recorded.

CareKey stockholders and optionholders are entitled to receive contingent consideration of up to $25.0 million, in the event certain financial milestones are achieved during the period ending December 31, 2008. In addition, further consideration payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestones or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™; CareAdvance™ care management software; specialized component software, including our NetworX™ products for provider network management, HealthWeb® a suite of web interface tools, CDH Account Management and Workflow add-on modules for Facets® and DirectLink™ direct connectivity claims transaction software; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 352 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the first quarter of 2006, these markets represented 90% and 10% of our total revenue, respectively. As of the second quarter of 2005, we were no longer providing services to physician group customers.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the first quarter of 2006 was $85.3 million compared to $71.8 million for the same period in 2005. Recurring revenue for the first quarter of 2006 was $43.7 million compared to $39.0 million for the same period in 2005. Non-recurring revenue for the first quarter of 2006 was $41.6 million compared to $32.8 million for the same period in 2005. Bookings for the first quarter of 2006 were $87.4 million compared to $53.1 million for the same period in 2005. Backlog at March 31, 2006 was $704.6 million compared to $604.8 million at March 31, 2005. Gross profit was $40.5 million for the first quarter in 2006 compared to $32.2 million for the same period in 2005. Net income in the first quarter of 2006 was $6.8 million compared to $4.3 million for the same period in 2005. These financial comparisons are further explained in the section below, “Results of Operations.”

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and business process outsourcing services, and the sale of maintenance and support for our proprietary and certain of our non-proprietary software products. We generate non-recurring revenue from the licensing of our software and from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary, and third-party licensed products. Cost of revenue includes costs related to the products and services we provide to our customers and costs associated with the operation and maintenance of our customer connectivity centers. These costs include salaries and related expenses for consulting personnel, customer connectivity centers’ personnel, customer support personnel, application software license fees, amortization of capitalized software development costs, telecommunications costs, facility costs, and maintenance costs. Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to software engineering personnel and other administrative, infrastructure and facility expenses and fees to outside contractors and consultants. Selling, general and administrative expenses consist primarily of salaries and related expenses for sales, sales commissions, account management, marketing, administrative, finance, legal, human resources and executive personnel, and fees for certain professional services.

As part of our growth strategy, we intend to increase revenue per customer by continuing to introduce new complementary products and services to our established enterprise software and hosting and business process outsourcing services. Some of these service offerings, including hosting, business process outsourcing, and consulting have a higher cost of revenue, resulting in lower gross profit margins. Therefore, to the extent that our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin may decrease.

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

In late 2003, a management decision was made to exit certain non-strategic and less profitable product offerings and business lines. This decision included winding down services related to our physician group customers, as well as the planned elimination of our hosting and business process outsourcing services for two competing third-party software platforms. Early in the second quarter of 2005, we executed termination agreements with the last two of our remaining physician group customers. We continued to provide outsourced business services through May 2005 when the transition services were completed. Additionally, in the first quarter of 2006, we sold all of our credentialing, recredentialing and verification services contracts.

In December 2004, our management and administrative services agreement with Preferred Health Networks, Inc. (“PHN”), was amended to substantially reduce the scope of our hosting and business process outsourcing services. PHN requested an extension of these reduced services through May 31, 2006.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front payments to customers;

•	Sales returns and allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Goodwill and other intangible assets;

•	Litigation accruals;

•	Self-insurance;

•	Bonus accruals;

•	Income taxes; and

•	Stock-based compensation.

This is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K as filed with the SEC on February 17, 2006.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the three months ended March 31, 2006, approximately 51% of our total revenue was recurring and 49% was non-recurring.

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

We generate recurring revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. Recurring services revenue is typically billed and recognized monthly over the contract term, typically three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. We record revenue net of estimated penalties resulting from any failure to maintain the level of operating performance. These penalties have not been significant in the past. Recurring software maintenance revenue is typically based on one-year renewable contracts. Software maintenance and support revenues are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. Certain royalty costs paid to third-party software vendors associated with software maintenance are amortized over the software maintenance period.

We generate non-recurring revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue is recognized as the customization services are performed. For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. For arrangements in which VSOE does not exist for each undelivered element, including specified upgrades, revenue for the delivered element is deferred and not recognized until VSOE is available for the undelivered element or delivery of each element has occurred. When multiple products are sold within a discounted arrangement, a proportionate amount of the discount is applied to each product based on each product’s fair value or relative list price.

We also generate non-recurring revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate non-recurring revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed, if contracted on a time and materials basis, or using the percentage of completion method, if contracted on a fixed fee basis and when we can adequately estimate the cost of the consulting project. Percentage of completion is measured based on cost incurred to date compared to total estimated cost at completion. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method, upon completion of all contractual obligations. We also generate non-recurring revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The set-up fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents the culmination of the earnings process. We recognize revenue for these services as they are performed using the percentage of completion basis and when we can reasonably estimate the cost of the set-up project. We also generate non-recurring revenue from certain one-time charges, including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations and collection is reasonably assured. Other non-recurring revenue is also generated from fees related to our product related conference.

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $7.3 million and $2.8 million as of March 31, 2006 and 2005, respectively.

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

Capitalization of Software Development Costs. The capitalization of software costs includes developed technology acquired in acquisitions and cost incurred by us in developing our products that qualify for capitalization. We account for our software development costs, other than costs for internal-use software, in accordance with FASB Statement No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize costs associated with product development, coding and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or working model. Capitalization of computer software costs ceases upon a product’s general availability release. Capitalized software development costs are amortized over the estimated useful life of the software product starting from the date of general availability.

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of March 31, 2006, our evaluation determined that the carrying amount of these assets was not impaired.

Goodwill and Other Intangible Assets. Acquisitions are accounted for using the purchase method of accounting. The purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their estimated fair market values on the acquisition date. The excess of the purchase price over the estimated fair market value of the assets purchased and liabilities assumed is allocated to goodwill and other intangible assets.

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We performed our annual impairment test on March 31, 2006, and this test did not reveal indications of impairment.

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

Self-Insurance. Effective January 1, 2006, we became self-insured for certain losses related to employee health and dental benefits. We record a liability based on an estimate of claims incurred but not recorded determined based on actuarial analysis of historical claims experience and historical industry data. We maintain individual and aggregate stop-loss coverages with a third party insurer to limit our total exposure for these programs. Our self-insurance liability contains uncertainties because the calculation requires management to make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We do not believe that there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insurance liability. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to losses or gains that could be material.

Bonus Accruals. Our corporate bonus model is designed to project the level of funding required under the corporate bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the corporate bonus program is based on the Company meeting certain financial objectives, such as revenue, earnings per share, and the level of capital spending. The expense related to the corporate bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The corporate bonus model is analyzed and adjusted on a quarterly basis as necessary based on achievement of targets.

Income Taxes. We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, FASB Statement No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will be not realized. We review the need for a valuation allowance on a quarterly basis. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets such that a full valuation allowance is required on our net deferred tax assets at March 31, 2006. Subsequent evidence including continued positive earnings trends may diminish this uncertainty to the point where we conclude that it is more likely than not that some or all of our deferred tax assets will be realized. If and when we decrease the valuation allowance, approximately $12.8 million will be allocated to income tax benefit, $6.2 million will be recorded as an adjustment to goodwill, and $5.2 million will be recorded as an adjustment to equity for the benefit of employee stock option exercises.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006. Under the fair value recognition provisions of FASB Statement No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. We use the Black-Scholes option-pricing model to calculate fair value which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three months ended March 31, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
Revenue by customer type:
Health plans	$76,394	90%	$62,262	87%
Benefits administrator	8,924	10%	9,480	13%
Provider	—	—	76	—

Total revenue	$85,318	100%	$71,818	100%

Revenue mix:
Recurring revenue
Outsourced business services	$22,562	52%	$19,411	50%
Software maintenance	21,148	48%	19,612	50%

Recurring revenue total	43,710	100%	39,023	100%

Non-recurring revenue
Software license fees	19,546	47%	16,224	49%
Consulting services	22,062	53%	16,571	51%

Non-recurring revenue total	41,608	100%	32,795	100%

Total revenue	$85,318		$71,818

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

Our 12-month and total backlog data are as follows (in thousands):

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
12-month backlog:
Recurring revenue	$169,500	$164,600	$157,800	$153,600	$148,000
Non-recurring revenue	17,800	20,500	36,700	21,200	24,000

Total	$187,300	$185,100	$194,500	$174,800	$172,000

Total backlog:
Recurring revenue	$676,000	$668,700	$612,100	$615,000	$580,300
Non-recurring revenue	28,600	34,700	51,000	23,900	24,500

Total	$704,600	$703,400	$663,100	$638,900	$604,800

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

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Quarterly Bookings	$87,400	$83,100	$75,100	$85,300	$53,100

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005

Revenue. Total revenue increased $13.5 million, or 19%, to $85.3 million in the first quarter of 2006 from $71.8 million for the same period in 2005. Of this increase, $4.7 million related to recurring revenue and $8.8 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue increased $4.7 million, or 12%, to $43.7 million in the first quarter of 2006 from $39.0 million for the same period in 2005. This increase was the result of a $3.2 million increase in outsourced business services and an increase of $1.5 million in software maintenance revenue. The overall increase in outsourced business services revenue resulted from a net $3.5 million of additional revenue from new Facets® and CareAdvance™ hosted customers and increased membership from existing Facets® hosted customers, offset in part by $354,000 resulting from the planned wind-down of our services to physician group customers and the termination of our services for PHN. The increase of $1.5 million in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb® and CareAdvance™ customers and annual rate increases from our existing customers.

Non-recurring Revenue. Non-recurring revenue increased $8.8 million, or 27%, to $41.6 million in the first quarter of 2006 from $32.8 million for the same period in 2005. This increase was the result of a $5.5 million increase in consulting services revenue due primarily to new Facets® and CareAdvance™ implementations and a $3.3 million increase in software license sales as a result of new sales to our health plan customers, partially offset by a decrease in sales to our benefits administrator customers.

Cost of Revenue. Cost of revenue increased $5.2 million, or 13%, to $44.8 million in the first quarter of 2006 from $39.6 million for the same period in 2005. Of this increase, $2.3 million related to recurring cost of revenue and $2.9 million related to non-recurring cost of revenue. As a percentage of total revenue, cost of revenue approximated 53% in the first quarter of 2006 and 55% for the same period in 2005.

Recurring Cost of Revenue. The $2.3 million, or 10%, increase in recurring cost of revenue is primarily attributable to higher infrastructure and technology costs of $778,000 and higher compensation costs of $2.3 million to support the 12% increase in our outsourced services business and software maintenance revenues, partly offset by a reduction of $784,000 attributable to lower utilization of outside consultants. Higher infrastructure and technology costs were driven by customer and internal upgrades, new operating lease agreements for data center equipment and related maintenance. Higher compensation costs were impacted by the annual merit increases in the first quarter of 2006, the adoption of SFAS 123R on January 1, 2006, and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. These costs were offset in part by higher utilization of internal resources for product support services.

Non-recurring Cost of Revenue. The $2.9 million, or 18%, increase in non-recurring cost of revenue is primarily attributable to higher compensation costs of $1.8 million, increase in third party software royalty expense of $604,000, our increased investment in infrastructure and technology of $428,000, and the amortization of capitalized software development costs of $359,000 to support the 27% increase in our consulting and implementation services and software license sales, partly offset by a $446,000 reduction in fees from outsourced consultants. Compensation costs were impacted by the annual merit increases, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Royalty expense increased due primarily to the sale of third party software licenses to four new customers. We also increased our investment in infrastructure and technology for internal support. New versions of certain of our proprietary software products were released for sale in mid to late 2005 and early 2006, and we began amortizing the capitalized costs to support the related software license sales. Reduced fees from outsourced consultants were attributable to a higher utilization of internal resources on implementation projects.

Gross Margin. The overall gross margin increased to 48% in the first quarter of 2006 from 45% for the same period in 2005. The increase in gross margin in the first quarter of 2006 primarily reflected more profitable mixes of products and higher margin new contracts.

Research and Development (R&D) Expenses. R&D expenses increased $2.0 million, or 24%, to $10.5 million in the first quarter of 2006 from $8.5 million for the same period in 2005. The increase in R&D expenses reflected the addition of development for cost and quality of care solutions following the December 2005 acquisition of CareKey, Inc., as well as continuing investments in our core administration and component software to add new capabilities and functionality for future customer needs. The net increase of $2.0 million was due primarily to higher compensation costs of $2.1 million, impacted by our annual merit increases in early 2006, increased headcount and the adoption of SFAS 123R. As a percentage of total revenue, R&D expenses approximated 12% in the first quarter of both 2006 and 2005. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.3 million in the first quarter of 2006 and $2.1 million for the same period in 2005), was 82% in the first quarter of 2006 and 80% for the same period in 2005.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $3.2 million, or 18%, to $21.3 million in the first quarter of 2006 from $18.1 million for the same period in 2005. The overall increase resulted primarily from higher compensation costs. Higher compensation and related costs of $2.6 million were impacted by our annual merit increases in early 2006, increased recruiting fees related to new hires, and our adoption of SFAS 123R offset in part by a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Investment in infrastructure and technology increased $308,000 for internal support. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the first quarter of both 2006 and 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $625,000, or 71%, to $1.5 million in the first quarter of 2006 from $883,000 for the same period in 2005. The increase was due to estimated amortization of $1.3 million for identifiable intangible assets acquired through the CareKey, Inc. (“CareKey’) acquisition offset in part by a decrease due to certain intangible assets acquired in previous years, which were fully amortized in late 2005. Although the CareKey fair market valuation has not yet been finalized, we have booked an estimate based on the preliminary valuation.

Interest Income. Interest income increased $701,000, or 371%, to $890,000 in the first quarter of 2006 from $189,000 for the same period in 2005. The increase is due primarily to higher cash balances, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $473,000 or 132%, from $359,000 in the first quarter of 2005 to $832,000 for the same period in 2006. The increase relates primarily to quarterly interest of $668,000 incurred on the $100.0 million convertible debt, offset in part by a decrease attributable to the IMS Health note payable, which was fully repaid in January 2005.

Other Income. Other income of $180,000 consists of the gain on sale of an internet domain name.

Provision for Income Taxes. Provision for income taxes was $595,000 in the first quarter of 2006 compared to $275,000 for the same period in 2005. The provision for income taxes increased primarily due to applicability of Alternative Minimum Tax on current year operating income and an increase in state income tax provision. The Company’s effective tax rate was 8% for the three-month period ended March 31, 2006, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The effective tax rate was 6% for the three-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through a combination of cash from operations, private financings, borrowings under our debt facility, public offerings of our common stock, proceeds from a convertible debt transaction and cash obtained from our acquisitions. As of March 31, 2006, we had cash and cash equivalents totaling $89.7 million, which includes $1.0 million in restricted cash.

Cash provided by operating activities in the first quarter of 2006 was $5.1 million. Net cash provided during the period resulted from net income of $6.8 million and a net increase of $8.2 million from non-cash charges such as depreciation and amortization, provision for doubtful accounts and sales allowance, stock-based compensation, amortization of other intangible assets, gain on sale of assets, and a change in the cash surrender value of life insurance policies, offset in part by a net decrease of $9.9 million in operating asset and liability accounts.

Cash used in investing activities of $43.8 million in the first quarter of 2006 was primarily the result of $40.2 million in cash payments related to the acquisition of CareKey, Inc., $2.3 million in capitalization of software development costs, and $1.3 million in purchases of property and equipment and software licenses. The cash payments of $40.2 million related to the acquisition of CareKey included the remaining $25.2 million of the total consideration of $60.0 million and a $15.0 contingent payment that was made as a result of CareKey’s attainment of certain customer retention conditions.

Cash provided by financing activities of $20.4 million in the first quarter of 2006 was primarily the result of $15.0 million in borrowings our revolving credit facility, $5.7 million of proceeds from the issuance of common stock related to employee exercises of stock options and purchases of common stock and $546,000 in proceeds from new debt financing for financed insurance premiums, offset in part by payments made to reduce principal outstanding amounts on notes payable and capital lease obligations of $859,000.

In January 2006, we entered into an amendment to our Credit Agreement established December 21, 2004. The amendment increased the amount of the revolving credit facility from $50 million to $100 million, subject to certain fixed percentages of our recurring revenues, and extended the expiration date of the Credit Agreement to January 5, 2010. Principal outstanding under the facility bears interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at our election, subject to specified restrictions. The unused portions of the facility are subject to unused facility fees. In the event we terminate the Credit Agreement prior to its expiration, we will be required to pay the lending institution a termination fee equal to 2% of the maximum credit amount if the termination is prior to the second anniversary of the Credit Agreement or 1% of the maximum credit amount if the Credit Agreement is terminated thereafter, up to 90 days prior to the expiration of the Credit Agreement, subject to specified exceptions. We expect to use the proceeds for general working capital purposes and have granted the lending institution a security interest in all of our assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. As of March 31, 2006, we were in compliance with all applicable covenants and other restrictions under the Credit Agreement.

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

As of March 31, 2006, we had outstanding five unused standby letters of credit in the aggregate amount of $1.0 million which serve as security deposits for certain capital and operating leases and insurance policies. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

The following tables summarize our estimated contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Short-term debt	$546	$546	$—	$—	$—
Capital lease obligations	2,305	1,426	713	166	—
Operating leases	48,443	13,621	18,904	9,838	6,080
Convertible debt, including interest	153,656	1,406	5,500	5,500	141,250
Other obligations	1,378	1,378	—	—	—

Total contractual obligations	$206,328	$18,377	$25,117	$15,504	$147,330

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Line of credit	$15,000	$—	$—	$15,000	$—
Standby letters of credit	1,021	129	500	308	84

Total other commercial commitments	$16,021	$129	$500	$15,308	$84

Convertible debt represents scheduled principal and interest payments for the Company’s October 2005 convertible debt offering, which includes $100 million aggregate principal amount of our Convertible Senior Notes. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at a redemption date. Additionally, holders of the Notes may require us to purchase all or a portion of their Notes in cash on each of October 1, 2010, October 1, 2015 and October 1, 2020.

Other obligations includes $1.4 million of estimated payments related to an agreement dated March 8, 2006 to lease space currently occupied. An initial, non-refundable payment of $205,000 was made to the current occupants upon execution of the agreement. The estimated remaining payments of $1.4 million, which include purchase of the existing furnishings, are contingent upon the occupants vacating the space by October 31, 2006. These payments are estimates and may change based on the actual date the occupants vacate.

Excluded from the table above are certain potential payments to CareKey stockholders and optionholders as these payments are contingent upon the achievement of financial milestones and are payable in either cash or stock at TriZetto’s election. CareKey stockholders and optionholders are entitled to receive contingent consideration of up to $25.0 million, in the event certain financial milestones are achieved during the period ending December 31, 2008. In addition, further consideration payable in cash or stock at TriZetto’s election, may be paid to CareKey stockholders and optionholders if, prior to December 31, 2008, CareKey generates revenues in excess of certain milestones or if CareKey generates certain software maintenance revenues during the fiscal year ended December 31, 2009 in excess of certain milestones.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $100.0 million revolving credit facility is a per annum rate equal to (i) the LIBOR rate plus an applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5% at our election, subject to specified restrictions and is payable monthly in arrears. The revolving credit facility expires in January 2010. As of March 31, 2006, we had outstanding borrowings on the revolving line of credit of $15.0 million.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against us in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that we have made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to our motion for summary judgment, the court ruled, as a matter of law, that our software products do not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute. The issues related to the remaining three claims of the patent (claims 1, 2 and 16) will be resolved over several phases.

On April 17, 2006, a jury trial commenced on the first phase to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury decided that our Facets®, QicLinkTM and ClaimFacts® software products infringe claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court decided that it would not entertain post-trial motions involving infringement until the second phase of the trial has been completed. The court also scheduled the second phase of the trial to commence on October 3, 2006 on the issues of our validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

As of the filing of this quarterly report on Form 10-Q, we have not accrued any liability related to this lawsuit as we did not believe at such time that our liability to McKesson is probable and capable of being reasonably estimated. Our attorney fees and other defense costs related to this matter are being expensed as incurred. If we do not prevail on certain of our defenses at the second phase of the trial and the injunction sought by McKesson is granted by the Court, we could be liable for substantial monetary damages and be precluded from offering all or a portion of our clinical editing software to our customers. In addition, pursuant to contractual obligations with many of our FactsTM, Facets® and QicLinkTM customers, we may be required, at our cost, to replace all or a portion of our clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on our results of operations, financial position and/or cash flows.

In addition to the matter described above, we are involved in litigation from time to time relating to claims arising out of our operations in the normal course of business. Except as discussed above, as of the filing date of this quarterly report on Form 10-Q, we were not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position and/or cash flows.

Item 1A.	Risk Factors

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

As of March 31, 2006 we were providing services to 352 unique customers. One of our customers, The Regence Group, represented approximately 14% of our consolidated revenue in the first quarter of 2006.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, Computer Sciences Corporation, and Electronic Data Systems Corporation;

•	healthcare information software vendors, such as Quality Care Solutions, Inc., and Amisys Synertech Inc.;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Superior Consultant Holdings Corporation and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as Emdeon Corporation (formerly WebMD Corporation), NaviMedix and HealthTrio;

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2; and

•	care management software and service companies such as HealthTrio, Electronic Data Systems Corporation, MEDecision, McKesson, WebMD, Perot Systems Corporation, HealthAtoZ and Click4Care.

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

We have experienced and continue to experience long and unpredictable sales cycles, particularly for contracts with large customers, or customers purchasing multiple products and services. Enterprise software typically requires significant capital expenditures by customers, and the decision to outsource IT-related services is complicated and time-consuming. Major purchases by large payer organizations typically range from 9 to 12 months or more from initial contact to contract execution. The prospects currently in our pipeline may not sign contracts within a reasonable period of time or at all.

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

We have rapidly and significantly expanded our operations since inception and may continue to do so in the future. This growth has placed, and may continue to place, a significant strain on our managerial, operational, and financial resources, and information systems. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, financial condition, operating results, and cash flows.

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

The proprietary and third party software products we offer are inherently complex. Despite our testing and quality control procedures, errors may be found in current versions, new versions or enhancements of our products. Significant technical challenges may also arise with our products because our customers purchase and deploy those products across a variety of computer platforms and integrate them with a number of third-party software applications and databases. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, our costs would increase. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations. As a result of the foregoing, we could experience:

•	loss of or delay in revenue and loss of market share;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by customers against us which could, whether or not successful, increase costs and distract our management; and

•	increased insurance costs.

We could lose customers and revenue if we fail to meet contractual obligations including performance standards and other material obligations.

Many of our service agreements contain performance standards and other post contract obligations. Our failure to meet these standards or breach other material obligations under our agreements could trigger remedies for our customers including termination, financial penalties and refunds that could have a material adverse effect on our business, financial condition, operating results and cash flows.

If our ability to expand our network and computing infrastructure is constrained in any way, we could lose customers and damage our operating results.

We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, changing customer requirements and technological obsolescence. We may not be able to accurately project the rate or timing of increases, if any, in the use of our hosted solutions or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Performance or security problems with our systems could damage our business.

Our customers’ satisfaction and our business could be harmed if we, or our customers, experience any system delays, failures, or loss of data.

Although we devote substantial resources to avoid performance problems, errors may occur. Errors in the processing of customer data may result in loss of data, inaccurate information, and delays. Such errors could cause us to lose customers and be liable for damages. We currently process a substantial number of our customers’ transactions and data at our data centers in Colorado. Although we have safeguards for emergencies and we have contracted backup processing for our customers’ critical functions, the occurrence of a major catastrophic event or other system failure at any of our facilities could interrupt data processing or result in the loss of stored data. In addition, we depend on the efficient operation of telecommunication providers that have had periodic operational problems or experienced outages.

A material security breach could damage our reputation or result in liability to us. We retain confidential customer and federally protected patient information in our data centers. Therefore, it is critical that our facilities and infrastructure remain secure and that our facilities and infrastructure are perceived by the marketplace to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties, or similar disruptive problems.

Our services agreements generally contain limitations on liability, and we maintain insurance with coverage limits of $26 million for general liability and $20 million for professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition, operating results, and cash flows. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

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

As of March 31, 2006, our total consolidated long-term debt was $115.9 million. In addition, the Indenture does not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our debt obligations under the Notes or our credit facility;

•	a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments of our debt obligations and may not be available for operations, expansion, acquisitions or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

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

We have certain repurchase and payment obligations under the Notes and we may not be able to repurchase such Notes or pay the amounts due upon conversion of the Notes when necessary.

On each of October 1, 2010, 2015 and 2020, holders of certain of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest. If a fundamental change occurs, as defined in the Indenture, including a change in control transaction, holders of such Notes may also require us to repurchase, for cash, all or a portion of their Notes. In addition, upon conversion of such Notes if we have made an irrevocable election to settle conversion in cash, we would be required to satisfy our conversion obligation up to the principal amount of the Notes in cash. Our ability to repurchase the Notes and settle the conversion of the Notes in cash is effectively subordinated to our senior credit facility and may be limited by law, by the Indenture, by the terms of other agreements relating to our senior debt and by indebtedness and agreements that we may enter into in the future which may replace, supplement or amend our existing or future debt. Our failure to repurchase the Notes or make the required payments upon conversion would constitute an event of default under the Indenture, which would in turn constitute a default under the terms of our senior credit facility and other indebtedness at that time.

Our common stock price has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the year ended December 31, 2005, the price of our common stock ranged from a high of $17.33 to a low of $8.05. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers; and

•	the timing and announcements of new products or financial results by us or our competitors;

Future issuances of common stock may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon conversion of the Notes, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

THE TRIZETTO GROUP, INC.

Date: May 8, 2006	By:	/S/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002