Form 10-Q
period 2006-06-30
TRIZETTO GROUP INC
filed 2006-08-07
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006, 43,075,894 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,495	$106,940
Restricted cash	992	1,543
Accounts receivable, less allowances of $1,808 and $855 at June 30, 2006 and December 31, 2005, respectively	62,081	41,745
Prepaid expenses and other current assets	10,299	11,059
Deferred tax assets	406	—
Income tax receivable	422	316

Total current assets	149,695	161,603
Property and equipment, net	25,425	25,730
Capitalized software development costs, net	28,804	28,724
Goodwill	75,545	87,170
Other intangible assets, net	30,058	3,335
Other assets	10,633	11,177

Total assets	$320,160	$317,739

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$754	$120
Current portion of capital lease obligations	1,029	1,979
Accounts payable	12,001	14,959
Accrued liabilities	27,591	56,957
Deferred revenue	43,027	35,625

Total current liabilities	84,402	109,640
Long-term convertible debt	100,000	100,000
Long-term revolving line of credit	4,000	—
Other long-term liabilities	1,984	1,752
Capital lease obligations	674	1,065
Deferred revenue	4,026	3,924

Total liabilities	195,086	216,381

Commitments and contingencies
Stockholders’ equity:
Common stock	44	42
Additional paid-in capital	369,662	362,186
Deferred stock compensation	—	(2,986)
Accumulated deficit	(244,632)	(257,884)

Total stockholders’ equity	125,074	101,358

Total liabilities and stockholders’ equity	$320,160	$317,739

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Recurring revenue	$43,677	$40,116	$87,387	$79,139
Non-recurring revenue	44,033	32,392	85,641	65,187

Total revenue	87,710	72,508	173,028	144,326

Cost of revenue:
Recurring revenue	23,803	24,769	49,498	48,167
Non-recurring revenue	21,409	17,214	40,535	33,425

	45,212	41,983	90,033	81,592

Recurring revenue – loss on contracts	—	(2,877)	—	(2,877)

Total cost of revenue	45,212	39,106	90,033	78,715

Gross profit	42,498	33,402	82,995	65,611

Operating expenses:
Research and development	10,743	8,434	21,221	16,915
Selling, general and administrative	24,027	18,775	45,343	36,877
Amortization of other intangible assets	1,068	857	2,576	1,740

Total operating expenses	35,838	28,066	69,140	55,532

Income from operations	6,660	5,336	13,855	10,079
Interest income	945	182	1,835	371
Interest expense	(835)	(178)	(1,667)	(537)
Other income	—	—	180	—

Income before provision for income taxes	6,770	5,340	14,203	9,913
Provision for income taxes	(356)	(361)	(951)	(636)

Net income	$6,414	$4,979	$13,252	$9,277

Net income per share:
Basic	$0.15	$0.12	$0.31	$0.22

Diluted	$0.14	$0.11	$0.29	$0.21

Shares used in computing net income per share:
Basic	42,370	41,988	42,140	41,852

Diluted	45,394	44,816	45,548	44,383

The amounts included in the three and six months ended June 30, 2006 reflect the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, effective January 1, 2006. Had TriZetto applied the provisions of FASB Statement No. 123R in prior periods, it would have reported net income of approximately $3.7 million or $0.09 per share basic and $0.08 per share diluted in the three months ended June 30, 2005, and net income of $6.1 million or $0.15 per share basic and $0.14 per share diluted in the six months ended June 30, 2005. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,252	$9,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) doubtful accounts and sales allowance	731	(612)
Stock-based compensation	3,544	544
Depreciation and amortization	11,064	11,501
Amortization of other intangible assets	2,576	1,740
Deferred tax benefit	(406)	—
(Gain) loss on disposal of assets	(158)	37
Increase in cash surrender value of life insurance policies	(596)	—
Loss on contracts	—	(2,877)
Changes in assets and liabilities:
Restricted cash	551	(89)
Accounts receivable	(21,067)	7,834
Prepaid expenses and other current assets	(426)	(2,223)
Income tax receivable	(106)	92
Notes receivable	5	29
Other assets	1,140	(1,982)
Accounts payable	(839)	(1,479)
Accrued liabilities	(5,200)	(9,490)
Deferred revenue	7,504	623

Net cash provided by operating activities	11,569	12,925

Cash flows from investing activities:
Sale of short-term investments, net	—	1,203
Purchase of property and equipment and software licenses	(6,252)	(1,640)
Capitalization of software development costs	(4,605)	(4,124)
Acquisition, net of cash acquired	(42,370)	—

Net cash used in investing activities	(53,227)	(4,561)

Cash flows from financing activities:
Proceeds from revolving line of credit	19,000	39,000
Proceeds from debt financing	992	1,511
Payments on revolving line of credit	(15,000)	(28,000)
Payments on notes payable	(359)	(38,161)
Payments on capital leases	(1,341)	(2,514)
Employee exercises of stock options and purchase of common stock	6,921	4,118

Net cash provided by (used in) financing activities	10,213	(24,046)

Net decrease in cash and cash equivalents	(31,445)	(15,682)
Cash and cash equivalents at beginning of period	106,940	70,489

Cash and cash equivalents at end of period	$75,495	$54,807

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 17, 2006.

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

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive. For the second quarter of 2006, the “if converted” method, based on interest expense, net of tax, of $624,000 for the second quarter of 2006 and $1.3 million for the first six months of 2006 and 5,305,040 shares from the assumed conversion of convertible debt, yields the same diluted earnings per share results as calculated below.

The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
BASIC AND DILUTED:
Net income	$6,414	$4,979	$13,252	$9,277

Weighted average shares outstanding (basic)	42,370	41,988	42,140	41,852
Effect of dilutive securities:
Unvested common shares outstanding	586	535	554	531
Stock options	2,438	2,293	2,854	2,000

Adjusted weighted average shares for diluted EPS	45,394	44,816	45,548	44,383

Basic earnings per share	$0.15	$0.12	$0.31	$0.22

Diluted earnings per share	$0.14	$0.11	$0.29	$0.21

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Prior to the January 1, 2006 adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 (in thousands).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue – recurring	$205	$357
Cost of revenue – non-recurring	236	439
Research and development	213	399
Selling, general and administrative	1,362	2,349

Total	$2,016	3,544

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

SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$4,979	$9,277
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,291)	(3,148)

Pro forma net income	$3,688	$6,129

Net income per share
Basic, as reported	$0.12	$0.22

Diluted, as reported	$0.11	$0.21

Basic, pro forma	$0.09	$0.15

Diluted, pro forma	$0.08	$0.14

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. No options were granted in the second quarter of 2006. The following weighted average assumptions were used for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
Expected volatility	55%	45%	55%
Risk-free interest rate	3.70%	4.75%	3.70%
Expected life	4 years	6.25 years	4 years
Forfeiture rate	—	6.0%	—
Expected dividends	—	—	—
Weighted average fair value	$5.28	$8.61	$3.93

The following is a summary of stock option activity for the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2005	8,247	$9.44
Granted	647	16.91
Exercised	(697)	8.77
Cancelled	(110)	9.49

Options Outstanding at June 30, 2006	8,087	$10.10	6.74	$43,733

Exercisable at June 30, 2006	4,304	$10.34	5.52	$22,319

Expected volatility is based on implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company has determined that historical experience is not a good predictor of future exercise patterns and thus has applied the “simplified” method outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to calculate expected life. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.9 million. As of June 30, 2006, $12.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.56 years.

The following table summarizes nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	479	$7.64
Granted	182	16.98
Vested	(113)	6.81
Forfeited	(4)	16.81

Nonvested at June 30, 2006	544	$15.76

As of June 30, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.51 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$1,613	$595
Cash paid for income taxes	502	542
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	—	147
Goodwill adjustment	2,675	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued payroll and benefits	$17,091	$20,619
Accrued professional and litigation fees and settlements	1,275	1,590
Accrued acquisition costs	93	25,611
Accrued outside services	563	959
Accrued income and other taxes	1,472	1,191
Other	7,097	6,987

	$27,591	$56,957

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

6. Debt

In January 2006, the Company entered into an amendment to its Credit Agreement established December 21, 2004. The amendment increased the amount of the revolving credit facility from $50 million to $100 million, subject to certain fixed percentages of our recurring revenues, and extended the expiration date of the Credit Agreement to January 5, 2010. Principal outstanding under the facility bears interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the Company’s election, subject to specified restrictions. The unused portions of the facility are subject to unused facility fees. In the event the Company terminates the Credit Agreement prior to its expiration, the Company will be required to pay the lending institution a termination fee equal to 2% of the maximum credit amount if the termination is prior to the second anniversary of the Credit Agreement or 1% of the maximum credit amount if the Credit Agreement is terminated thereafter, up to 90 days prior to the expiration of the Credit Agreement, subject to specified exceptions. Management expects to use the proceeds for general working capital purposes and has granted the lending institution a security interest in all of the Company’s assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. As of June 30, 2006, the Company was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of June 30, 2006, the Company had outstanding borrowings on the revolving line of credit of $4.0 million.

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

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate payable semi-annually in arrears	$100,000	$100,000	$—	$—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate (8.25% at June 30, 2006), payable monthly in arrears	—	—	4,000	—
Other	754	120	—	—

Total debt	100,754	100,120	4,000	—
Less: Current portion	(754)	(120)	—	—

	$100,000	$100,000	$4,000	$—

As of June 30, 2006, the Company had outstanding four unused standby letters of credit in the aggregate amount of $1.0 million, which serve as security deposits for certain capital and operating leases and insurance policies. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

7. Loss on Contracts

During the fourth quarter of 2003, the Company decided to wind-down its outsourcing services to physician group customers. In the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers, allowing the Company to reverse the remaining balance in its loss on contracts accrual of $2.9 million.

8. Litigation

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to the Company’s motion for summary judgment, the court ruled, as a matter of law, that the Company’s software products do not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute, leaving claims 1, 2 and 16.

On April 17, 2006, a jury trial commenced on the first phase of this case to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury found that the Company’s Facets®, QicLink™ and ClaimFacts® software products infringe claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court decided that it would not entertain post-trial motions involving infringement until the second phase of the trial has been completed. The court also scheduled the second phase of the trial to commence on October 3, 2006 on the issues of our validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

Since the first phase of the trial, the Company has been involved in discussions with McKesson to settle this lawsuit. The parties have not yet resolved a number of important issues nor agreed upon a final definitive settlement agreement. Accordingly, there can be no assurance that a settlement will be achieved. The parties, however, have discussed certain terms of a potential settlement, whereby the Company would pay McKesson a royalty fee to allow its existing customers to continue to use its clinical editing software without interruption. The potential settlement also would clarify the manner in which the Company’s clinical editing software may or may not be used in future sales. In the event the parties enter into a settlement agreement prior to the second phase of the trial requiring the Company to pay McKesson a royalty fee, payment of this fee in the amount currently being discussed would not be expected to materially affect the Company’s overall financial position or ability to fund future operations. Such amount, however, would have a material adverse impact on the Company’s 2006 results of operations and cash flows.

As of the filing of this quarterly report on Form 10-Q, the Company did not accrue any liability related to this lawsuit as the Company did not believe at such time that its liability to McKesson is considered probable and can be reasonably estimated. The Company’s attorney fees and other defense costs related to this matter are being expensed as incurred. If the Company does not prevail on certain of its defenses at the second phase of the trial and the injunction sought by McKesson is granted by the Court, the Company could be liable for substantial monetary damages and be precluded from offering all or a portion of its clinical editing software to its customers. In addition, pursuant to contractual obligations with many of its Facts™, Facets® and QicLink™ customers, the Company may be required, at its cost, to replace all or a portion of its clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on the Company’s results of operations, financial position and/or cash flows.

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

9. Acquisition

On December 22, 2005, the Company acquired all of the issued and outstanding shares of CareKey, Inc. (“CareKey”) for cash. The acquisition was accounted for using the purchase method of accounting. As of December 31, 2005, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $47.7 million and was allocated to goodwill.

In April 2006, the Company received an estimate from its independent valuation firm of the fair market value of certain intangible assets acquired from CareKey. Based on this estimate, the Company booked adjustments to goodwill of $17.4 million, which primarily included a $15.0 million contingent payment, and allocated $31.0 million to identifiable intangible assets in the financial statements for the first quarter of 2006.

Subsequently, the Company received a preliminary valuation report from its independent valuation firm in June 2006 that reduced the value of identifiable intangible assets to $29.3 million. The $29.3 million allocated to identifiable intangible assets includes customer relationships and maintenance agreements of $7.0 million to be amortized over a ten-year life, existing software of $14.2 million to be amortized over a five-year life, and core technology of $8.1 million to be amortized over a ten-year life. As a result, the Company has recorded approximately $2.2 million of amortization expense for the six months ended June 30, 2006. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations between goodwill and identifiable intangible assets may be recorded.

CareKey stockholders and optionholders are entitled to receive three contingent consideration payments of $8.3 million each (up to $25.0 million), upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at TriZetto’s election, may be paid to former CareKey stockholders and optionholders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceeds total purchase consideration made to those former CareKey stockholders and optionholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer: enterprise administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™, and CareAdvance™ enterprise care management software; specialized component software, including our NetworX™ products for provider network management, HealthWeb®, a suite of web interface tools, and CDH Account Management and Workflow add-on modules for Facets®; software hosting services and business process outsourcing services, which provide variable cost alternatives to licensing software; and strategic, installation, and optimization consulting services. We provide products and services to 290 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the second quarter of 2006, these markets represented 90% and 10% of our total revenue, respectively.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the second quarter of 2006 was $87.7 million compared to $72.5 million for the same period in 2005. Recurring revenue for the second quarter of 2006 was $43.7 million compared to $40.1 million for the same period in 2005. Non-recurring revenue for the second quarter of 2006 was $44.0 million compared to $32.4 million for the same period in 2005. Bookings for the second quarter of 2006 were $78.6 million compared to $85.3 million for the same period in 2005. Backlog at June 30, 2006 was $717.5 million compared to $638.9 million at June 30, 2005. Gross profit was $42.5 million for the second quarter in 2006 compared to $33.4 million for the same period in 2005. Net income in the second quarter of 2006 was $6.4 million compared to $5.0 million for the same period in 2005. These financial comparisons are further explained in the section below, “Results of Operations.”

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

As part of our growth strategy, we intend to increase revenue per customer by continuing to introduce new complementary products and services, including new cost and quality of care products and services, to our established enterprise software and hosting and business process outsourcing services. Some of these service offerings, including hosting, business process outsourcing, and consulting have a higher cost of revenue, resulting in lower gross profit margins. Therefore, to the extent that our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin may decrease.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the six months ended June 30, 2006, approximately 51% of our total revenue was recurring and 49% was non-recurring.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $6.9 million and $4.4 million as of June 30, 2006 and 2005, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of June 30, 2006, our evaluation determined that the carrying amount of these assets was not impaired.

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

Income Taxes. We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, FASB Statement No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will be not realized. During 2006, we estimate our valuation allowance will decrease by $11.5 million as a result of preliminary purchase accounting and related deferred tax accounting adjustments associated with the acquisition of CareKey, Inc. (“CareKey”). In addition, based upon projected current year operating income, we anticipate reducing our valuation allowance by approximately $10.0 million as a result of the utilization of net operating loss carryovers. Of our remaining valuation allowance, approximately $1.1 million relates to net operating loss carryovers acquired in prior business combinations and $5.2 million relates to excess tax benefits from prior stock option exercises. Upon realization of these benefits, goodwill will be reduced and equity will be increased by $1.1 million and $5.2 million, respectively.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and for all share-based payments granted prior to, but not yet vested as of, January 1, 2006. Under the fair value recognition provisions of FASB Statement No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. We use the Black-Scholes option-pricing model to calculate fair value which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period.

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and six months ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Revenue by customer type:
Health plans	$78,673	90%	$63,429	88%	$155,067	90%	$125,691	87%
Benefits administrator	9,037	10%	9,013	12%	17,961	10%	18,493	13%
Provider	—	0%	66	0%	—	0%	142	0%

Total revenue	$87,710	100%	$72,508	100%	$173,028	100%	$144,326	100%

Revenue mix:
Recurring revenue
Outsourced business services	$21,426	49%	$20,383	51%	$43,988	50%	$39,794	50%
Software maintenance	22,251	51%	19,733	49%	43,399	50%	39,345	50%

Recurring revenue total	43,677	100%	40,116	100%	87,387	100%	79,139	100%

Non-recurring revenue
Software license fees	17,917	41%	11,026	34%	37,463	44%	27,250	41%
Consulting services	25,333	57%	20,827	64%	47,395	55%	37,398	58%
Other non-recurring revenue	783	2%	539	2%	783	1%	539	1%

Non-recurring revenue total	44,033	100%	32,392	100%	85,641	100%	65,187	100%

Total revenue	$87,710		$72,508		$173,028		$144,326

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year recurring revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance with periods up to seven years). We classify revenue from software license and consulting contracts as non-recurring. Consulting revenue is included in the backlog when the revenue from such consulting contract will be recognized over a period exceeding 12 months.

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

Our 12-month and total backlog data are as follows (in thousands):

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
12-month backlog:
Recurring revenue	$171,300	$169,500	$164,600	$157,800	$153,600
Non-recurring revenue	14,800	17,800	20,500	36,700	21,200

Total	$186,100	$187,300	$185,100	$194,500	$174,800

Total backlog:
Recurring revenue	$694,600	$676,000	$668,700	$612,100	$615,000
Non-recurring revenue	22,900	28,600	34,700	51,000	23,900

Total	$717,500	$704,600	$703,400	$663,100	$638,900

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

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
Quarterly Bookings	$78,600	$87,400	$83,100	$75,100	$85,300

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

Revenue. Total revenue increased $15.2 million, or 21%, to $87.7 million in the second quarter of 2006 from $72.5 million for the same period in 2005. Of this increase, $3.6 million related to recurring revenue and $11.6 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue increased $3.6 million, or 9%, to $43.7 million in the second quarter of 2006 from $40.1 million for the same period in 2005. This increase was the result of a $1.0 million increase in outsourced business services and an increase of $2.6 million in software maintenance revenue. The overall increase in outsourced business services revenue was primarily due to increased membership from existing Facets® hosted customers. The increase of $2.6 million in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb® and CareAdvance™ customers and annual rate increases from our existing customers.

Non-recurring Revenue. Non-recurring revenue increased $11.6 million, or 36%, to $44.0 million in the second quarter of 2006 from $32.4 million for the same period in 2005. This increase was the result of a $4.5 million increase in consulting services revenue due primarily to new Facets®, CareAdvance™ and NetworX™ implementations, a $6.9 million increase in software license sales as a result of new sales to our health plan customers, and a $244,000 increase in other non-recurring revenue related to conference revenues and termination fees.

Cost of Revenue. Cost of revenue increased $6.1 million, or 16%, to $45.2 million in the second quarter of 2006 from $39.1 million for the same period in 2005. This increase included a $4.2 million increase in non-recurring cost of revenue and a $2.9 million increase attributable to the reversal of our remaining loss on contracts balance in the second quarter of 2005, partially offset by a $1.0 million decrease in recurring cost of revenue. As a percentage of total revenue, cost of revenue approximated 52% in the second quarter of 2006 and 54% for the same period in 2005.

Recurring Cost of Revenue. The $1.0 million, or 4%, decrease in recurring cost of revenue is primarily attributable to lower utilization of outside consultants of $1.1 million and a $445,000 reduction in royalty expenses, partially offset by higher compensation costs of $642,000 to support the 9% increase in our outsourced services business and software maintenance revenues. The decrease in utilization of outside consultants occurred as a result of an emphasis on using internal resources for product support services. Reduced royalty expenses were attributable to royalties paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey. Compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy.

Non-recurring Cost of Revenue. The $4.2 million, or 24%, increase in non-recurring cost of revenue is primarily attributable to higher compensation costs of $4.5 million to support the 36% increase in our consulting and implementation services and software license sales and increased amortization of capitalized software development costs of $434,000, partly offset by a $1.0 million reduction in royalty expenses. Compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. New versions of certain of our proprietary software products were released for sale in mid to late 2005 and early 2006, and we began amortizing the capitalized costs. Reduced royalty expenses were attributable to royalties paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey.

Loss on Contracts. In the second quarter of 2005, we executed termination agreements with our two remaining physician group customers, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million.

Gross Margin. The overall gross margin increased to 49% in the second quarter of 2006 from 46% for the same period in 2005. The increase in gross margin in the second quarter of 2006 primarily reflected improved pricing, a more profitable mix of products and operating efficiencies.

Research and Development (R&D) Expenses. R&D expenses increased $2.3 million, or 27%, to $10.7 million in the second quarter of 2006 from $8.4 million for the same period in 2005. The increase in R&D expenses reflected the addition of development for cost and quality of care solutions following the December 2005 acquisition of CareKey, as well as continuing investments in our core administration and component software to add new capabilities and functionality for future customer needs. The net increase of $2.3 million was due primarily to higher compensation costs impacted by our annual merit increases in early 2006, increased headcount and the adoption of SFAS 123R. As a percentage of total revenue, R&D expenses approximated 12% in the second quarter of both 2006 and 2005. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.3 million in the second quarter of 2006 and $2.0 million for the same period in 2005), was 82% in the second quarter of 2006 and 81% for the same period in 2005.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $5.2 million, or 28%, to $24.0 million in the second quarter of 2006 from $18.8 million for the same period in 2005. The overall increase resulted primarily from higher compensation and legal costs. Higher compensation and related costs of $3.1 million were impacted by our annual merit increases in early 2006, increased recruiting fees related to new hires, and our adoption of SFAS 123R, offset in part by a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. The increase in legal fees of $2.0 million was attributable to an increase in litigation defense costs in the second quarter of 2006 and a $1.1 million insurance reimbursement related to a legal settlement that occurred in 2005. As a percentage of total revenue, selling, general and administrative expenses approximated 27% in the second quarter of 2006 and 26% for the same period in 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $211,000, or 25%, to $1.1 million in the second quarter of 2006 from $857,000 for the same period in 2005. The increase was due to amortization of identifiable intangible assets acquired through the CareKey acquisition of $875,000, offset in part by a decrease due to certain intangible assets acquired in previous years which were fully amortized in late 2005. Although the CareKey fair market valuation has not yet been finalized, we have booked an estimate based on the preliminary valuation.

Interest Income. Interest income increased $763,000, or 419%, to $945,000 in the second quarter of 2006 from $182,000 for the same period in 2005. The increase is due primarily to higher cash balances, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $657,000, or 369%, to $835,000 in the second quarter of 2006 from $178,000 for the same period in 2005. The increase relates primarily to quarterly interest of $688,000 incurred on the $100 million convertible debt issued in the fourth quarter of 2005.

Provision for Income Taxes. Provision for income taxes was $356,000 in the second quarter of 2006 compared to $361,000 for the same period in 2005. The provision for income taxes reflects a benefit from state tax refunds received related to prior years for which income tax benefit was not previously recorded, offset partially by an increase in Federal income taxes. Absent this state tax benefit, our effective tax rate would have been 9.4% for the three-month period ended June 30, 2006, as compared to an effective tax rate of 6.8% for the three-month period ended June 30, 2005. Both rates were lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The increase in the effective tax rate for the three-month period ended June 30, 2006 was due to an increase in the provision for Federal taxes.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Revenue. Total revenue increased $28.7 million, or 20%, to $173.0 million in the first six months of 2006 from $144.3 million for the same period in 2005. Of this increase, $8.3 million related to recurring revenue and $20.4 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue increased $8.3 million, or 10%, to $87.4 million in the first six months of 2006 from $79.1 million for the same period in 2005. This increase was the result of a $4.2 million increase in outsourced business services and an increase of $4.0 million in software maintenance revenue. The overall increase in outsourced business services revenue resulted from new Facets® and CareAdvance™ hosted customers and increased membership from existing Facets® hosted customers. The increase of $4.0 million in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb® and CareAdvance™ customers and annual rate increases from our existing customers.

Non-recurring Revenue. Non-recurring revenue increased $20.4 million, or 31%, to $85.6 million in the first six months of 2006 from $65.2 million for the same period in 2005. This increase was the result of a $10.0 million increase in consulting services revenue due primarily to new Facets®, NetworX™, and CareAdvance™ implementations, a $10.2 million increase in software license sales as a result of new sales to our health plan customers, and a $244,000 increase in other non-recurring revenue related to conference revenues and termination fees.

Cost of Revenue. Cost of revenue increased $11.3 million, or 14%, to $90.0 million in the first six months of 2006 from $78.7 million for the same period in 2005. Of this increase, $1.3 million related to recurring cost of revenue, $7.1 million related to non-recurring cost of revenue and $2.9 million related to the reversal, in the second quarter of 2005, of our remaining loss on contracts accrual. As a percentage of total revenue, cost of revenue approximated 52% in the second quarter of 2006 and 55% for the same period in 2005.

Recurring Cost of Revenue. The $1.3 million, or 3%, increase in recurring cost of revenue is primarily attributable to higher compensation costs of $2.0 million and higher infrastructure and technology costs of $1.7 million to support the 10% increase in our outsourced services business and software maintenance revenues, partly offset by a reduction of $1.7 million attributable to lower utilization of outside consultants and a decrease in royalty expenses of $591,000. Higher compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Higher infrastructure and technology costs were driven by customer and internal upgrades, new operating lease agreements for data center equipment and related maintenance. These costs were offset in part by lower utilization of outside consultants for product support services and a reduction in royalty expenses attributable to royalties paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey.

Non-recurring Cost of Revenue. The $7.1 million, or 21%, increase in non-recurring cost of revenue is primarily attributable to higher compensation costs of $6.7 million, increased amortization of capitalized software development costs of $793,000, and our increased investment in infrastructure and technology of $564,000 to support the 31% increase in our consulting and implementation services and software license sales, partly offset by a $649,000 reduction in royalty expenses and a $569,000 reduction in fees from outsourced consultants. Compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. New versions of certain of our proprietary software products were released for sale in mid to late 2005 and early 2006, and we began amortizing the capitalized costs to support the related software license sales. We also increased our investment in infrastructure and technology for internal support. The decrease in royalty expenses is attributable to royalties paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey. Reduced fees from outsourced consultants were attributable to a higher utilization of internal resources on implementation projects.

Loss on Contracts. In the second quarter of 2005, we executed termination agreements with our two remaining physician group customers, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million.

Gross Margin. The overall gross margin increased to 48% in the first six months of 2006 from 46% for the same period in 2005. The increase in gross margin in the second quarter of 2006 primarily reflected a more profitable mix of products, higher margin new contracts and operating efficiencies.

Research and Development (R&D) Expenses. R&D expenses increased $4.3 million, or 26%, to $21.2 million in the first six months of 2006 from $16.9 million for the same period in 2005. The increase in R&D expenses reflected the addition of development for cost and quality of care solutions following the December 2005 acquisition of CareKey, as well as continuing investments in our core administration and component software to add new capabilities and functionality for future customer needs. The net increase of $4.3 million was due primarily to higher compensation costs impacted by our annual merit increases in early 2006, increased headcount and the adoption of SFAS 123R. As a percentage of total revenue, R&D expenses approximated 12% in the first six months of both 2006 and 2005. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $4.6 million in the first six months of 2006 and $4.1 million for the same period in 2005), was 82% in the first six months of 2006 and 80% for the same period in 2005.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $8.5 million, or 23%, to $45.4 million in the first six months of 2006 from $36.9 million for the same period in 2005. The overall increase resulted primarily from higher compensation and legal costs and increased investment in infrastructure and technology, partially offset by loss on facility closures recorded in 2005. Higher compensation and related costs of $5.8 million were impacted by our annual merit increases in early 2006, increased recruiting fees related to new hires, and our adoption of SFAS 123R, offset in part by a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. The increase in legal fees of $2.6 million was attributable to an increase in litigation defense costs in the first six months of 2006 and a $1.1 million insurance reimbursement related to a legal settlement that occurred in 2005. Investment in infrastructure and technology increased $647,000 for internal support. These costs were offset in part by $1.0 million primarily related to lease termination costs associated with certain facility closures in 2005. As a percentage of total revenue, selling, general and administrative expenses approximated 26% in the first six months of both 2006 and 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $836,000, or 48%, to $2.6 million in the first six months of 2006 from $1.7 million for the same period in 2005. The increase was due to amortization of identifiable intangible assets acquired through the CareKey acquisition of $2.2 million, offset in part by a decrease due to certain intangible assets acquired in previous years, which were fully amortized in late 2005. Although the CareKey fair market valuation has not yet been finalized, we have booked an estimate based on the preliminary valuation.

Interest Income. Interest income increased $1.5 million, or 395%, to $1.8 million in the first six months of 2006 from $371,000 for the same period in 2005. The increase is due primarily to higher cash balances, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $1.1 million, or 210%, to $1.7 million in the first six months of 2006 from $537,000 in the same period in 2005. The increase relates primarily to quarterly interest of $688,000 incurred on the $100 million convertible debt, offset in part by a decrease attributable to the IMS Health note payable, which was fully repaid in January 2005.

Other Income. Other income of $180,000 consists of the gain on sale of an internet domain name.

Provision for Income Taxes. Provision for income taxes was $951,000 in the first six months of 2006 compared to $636,000 for the same period in 2005. The provision for income taxes reflects a benefit from state tax refunds received related to prior years for which income tax benefit was not previously recorded, offset partially by an increase in Federal income taxes. Absent this state tax benefit, our effective tax rate would have been 8.7% for the six-month period ended June 30, 2006, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss (“NOLs”) carryovers. The effective tax rate was 6.4% for the six-month period ended June 30, 2005. The increase in the effective tax rate for the six-month period ended June 30, 2006 was due to an increase in the provision for Federal taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal sources of liquidity include cash from operations, employee exercises of stock options, private financings, borrowings under our debt facility, proceeds from a convertible debt transaction and cash obtained from our acquisitions. As of June 30, 2006, we had the following sources of cash available to fund our operations:

•	In January 2006, we entered into an amendment to our Credit Agreement established December 21, 2004 to increase the amount of the revolving credit facility from $50 million to $100 million and extend the expiration date of the Credit Agreement to January 5, 2010. As of June 30, 2006, we had outstanding borrowings on the revolving line of credit of $4.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement.

•

In October 2005, we issued $100 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Notes”). The Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

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

Summary of Cash Activities

As of June 30, 2006, we had cash and cash equivalents totaling $76.5 million, which included $1.0 million in restricted cash. Significant cash flow activities for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash provided by operating activities	$11,569	$12,925
Sale of short-term investments, net	—	1,203
Purchase of property and equipment and software licenses	(6,252)	(1,640)
Capitalization of software development costs	(4,605)	(4,124)
Acquisition, net of cash acquired	(42,370)	—
Proceeds from revolving line of credit and debt financings	19,992	40,511
Payments on revolving line of credit, notes payable and capital leases	(16,700)	(68,675)
Employee exercises of stock options and purchase of common stock	6,921	4,118

Cash and cash equivalents decreased $31.4 million in the first six months of 2006 from $106.9 million at December 31, 2005 to $75.5 million at June 30, 2006. This decrease was primarily due to cash payments of $42.4 million related to the acquisition of CareKey. Significant cash inflows during the first six months of 2006 included cash provided by operating activities of $11.6 million and $6.9 million of proceeds from the issuance of common stock related to employee exercises of stock options and purchases of common stock.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$754	$754	$—	$—	$—
Capital lease obligations	1,703	1,029	535	139	—
Operating leases	68,181	14,668	20,733	13,510	19,270
Convertible debt, including interest	153,656	2,781	5,500	5,500	139,875
Other obligations	1,378	1,378	—	—	—

Total contractual obligations	$225,588	$20,526	$26,768	$19,149	$159,145

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$4,000	$—	$—	$4,000	$—
Standby letters of credit	992	100	500	308	84

Total other commercial commitments	$4,992	$100	$500	$4,308	$84

In the second quarter of 2006, we extended the term of our lease on our Colorado facility for a period of seven years from July 31, 2009 through July 31, 2016. At the same time, we leased an additional 50,862 square feet within this facility. The extension and expansion of this leased facility created a $21.4 million increase in operating lease commitments in the quarter.

Convertible debt represents scheduled principal and interest payments for our October 2005 convertible debt offering, which includes $100 million aggregate principal amount of our Convertible Senior Notes. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at the applicable redemption date. Additionally, holders of the Notes may require us to purchase all or a portion of their Notes in cash on each of October 1, 2010, October 1, 2015 and October 1, 2020.

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

As of June 30, 2006, we had outstanding four unused standby letters of credit in the aggregate amount of $1.0 million which serve as security deposits for certain capital and operating leases and insurance policies. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

Excluded from the table above are certain potential payments to CareKey stockholders and optionholders as these payments are contingent upon the achievement of financial milestones and are payable in either cash or stock at our election. CareKey stockholders and optionholders are entitled to receive three contingent consideration payments of $8.3 million each (up to $25.0 million), upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at our election, may be paid to former CareKey stockholders and optionholders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceed total purchase consideration made to those former CareKey stockholders and optionholders.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2006, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $100.0 million revolving credit facility is a per annum rate equal to (i) the LIBOR rate plus an applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at our election, subject to specified restrictions, and is payable monthly in arrears. The revolving credit facility expires in January 2010. As of June 30, 2006, we had outstanding borrowings on the revolving line of credit of $4.0 million.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against us in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that we have made, used, offered for sale, and/or sold a clinical editing software system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to our motion for summary judgment, the court ruled, as a matter of law, that our software products do not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute, leaving claims 1, 2 and 16.

On April 17, 2006, a jury trial commenced on the first phase of this case to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury found that our Facets®, QicLink™ and ClaimFacts® software products infringe claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court decided that it would not entertain post-trial motions involving infringement until the second phase of the trial has been completed. The court also scheduled the second phase of the trial to commence on October 3, 2006 on the issues of our validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

Since the first phase of the trial, we have been involved in discussions with McKesson to settle this lawsuit. The parties have not yet resolved a number of important issues nor agreed upon a final definitive settlement agreement. Accordingly, there can be no assurance that a settlement will be achieved. The parties, however, have discussed certain terms of a potential settlement, whereby we would pay McKesson a royalty fee to allow our existing customers to continue to use our clinical editing software without interruption. The potential settlement also would clarify the manner in which our clinical editing software may or may not be used in future sales. In the event the parties enter into a settlement agreement prior to the second phase of the trial requiring us to pay McKesson a royalty fee, payment of this fee in the amount currently being discussed would not be expected to materially affect our overall financial position or ability to fund future operations. Such amount, however, would have a material adverse impact on our 2006 results of operations and cash flows.

As of the filing of this quarterly report on Form 10-Q, we did not accrue any liability related to this lawsuit as we did not believe at such time that our liability to McKesson is considered probable and can be reasonably estimated. Our attorney fees and other defense costs related to this matter are being expensed as incurred. If we do not prevail on certain of our defenses at the second phase of the trial and the injunction sought by McKesson is granted by the Court, we could be liable for substantial monetary damages and be precluded from offering all or a portion of our clinical editing software to our customers. In addition, pursuant to contractual obligations with many of our Facts™, Facets® and QicLink™ customers, we may be required, at our cost, to replace all or a portion of our clinical editing software with a non-infringing alternative solution. An adverse decision in this litigation could have a material adverse effect on our results of operations, financial position and/or cash flows.

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

As of June 30, 2006, we were providing services to 290 unique customers. One of our customers, The Regence Group, represented approximately 10% of our consolidated revenue for the six months ended June 30, 2006.

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

Our sales and implementation cycles are long and unpredictable.

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

If we are not able to sustain our positive net income, we may need additional financing to fund operations or growth. We may not be able to raise additional funds through public or private financings at any particular point in the future or on favorable terms. Future financings could adversely affect our common stock and debt securities.

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

Currently, we are a party to a lawsuit filed against us by McKesson Information Solutions LLC in the United States District Court for the District of Delaware alleging that we have made, used, offered for sale, and/or sold a system that infringes McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson seeks injunctive relief and monetary damages, including treble damages for willful infringement. An adverse decision in this litigation could have a material adverse effect on our results of operations, financial condition and/or cash flows.

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

As of June 30, 2006, our total consolidated long-term debt was $104.7 million. In addition, the Indenture does not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the year ended December 31, 2005, the closing price of our common stock ranged from a high of $17.33 to a low of $8.05. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

The Company’s 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 22, 2006. At the Annual Meeting, the Company’s stockholders: (a) elected two Class I Directors with terms expiring at the 2009 Annual Meeting of Stockholders; (b) approved amendments to our 1998 Long-Term Incentive Plan; and (c) ratified the appointment of Ernst & Young LLP as our independent registered public accountants for the year ending December 31, 2006.

Following the Annual Meeting, three Class II Directors, having terms expiring in 2007, and two Class III Directors, having terms expiring in 2008, continued in office.

The following table sets forth the results of voting at the Annual Meeting:

Matter	For	Against	Abstentions	Broker Non-Votes
Election of Directors for a term expiring at the 2009 Annual Meeting of Stockholders*
• Paul F. LeFort	37,363,231	1,172,845	*	*
• Jerry P. Widman	35,310,468	3,225,608	*	*
Approval of amendments to 1998 Long-Term Incentive Plan	24,930,812	8,220,752	416,036	4,968,476
Ratification of appointment of Ernst & Young LLP as independent registered public accountants for 2006	38,491,913	42,982	1,181	0

*	With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For All” or “Withhold Authority,” or to vote “For All Except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withhold Authority” and for named exceptions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1*	Amended Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on May 15, 2006, File No. 000-27501)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 7, 2006	By:	/s/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1*	Amended Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on May 15, 2006, File No. 000-27501)

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.