Form 10-Q
period 2006-09-30
TRIZETTO GROUP INC
filed 2006-11-06
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, 43,254,952 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,471	$106,940
Restricted cash	921	1,543
Accounts receivable, less allowances of $4,492 and $855 at September 30, 2006 and December 31, 2005, respectively	58,507	41,745
Prepaid expenses and other current assets	11,790	11,059
Deferred tax assets	406	—
Income tax receivable	297	316

Total current assets	159,392	161,603
Property and equipment, net	25,113	25,730
Capitalized software development costs, net	28,520	28,724
Goodwill	75,845	87,170
Other intangible assets, net	28,590	3,335
Other assets	10,807	11,177

Total assets	$328,267	$317,739

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$405	$120
Current portion of capital lease obligations	1,089	1,979
Accounts payable	14,968	14,959
Accrued liabilities	47,052	56,957
Deferred revenue	29,825	35,625

Total current liabilities	93,339	109,640
Long-term convertible debt	100,000	100,000
Long-term revolving line of credit	6,000	—
Other long-term liabilities	1,719	1,752
Capital lease obligations	867	1,065
Deferred revenue	4,422	3,924

Total liabilities	206,347	216,381

Commitments and contingencies
Stockholders’ equity:
Common stock	44	42
Additional paid-in capital	372,191	362,186
Deferred stock compensation	—	(2,986)
Accumulated deficit	(250,315)	(257,884)

Total stockholders’ equity	121,920	101,358

Total liabilities and stockholders’ equity	$328,267	$317,739

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Recurring revenue	$42,755	$39,445	$130,142	$118,584
Non-recurring revenue	43,682	33,608	129,323	98,795

Total revenue	86,437	73,053	259,465	217,379

Cost of revenue:
Recurring revenue	24,374	23,772	73,872	71,939
Non-recurring revenue	20,702	15,962	61,237	49,387

	45,076	39,734	135,109	121,326

Recurring revenue – loss on contracts	—	—	—	(2,877)

Total cost of revenue	45,076	39,734	135,109	118,449

Gross profit	41,361	33,319	124,356	98,930

Operating expenses:
Research and development	10,586	7,748	31,807	24,663
Selling, general and administrative	35,505	18,585	80,848	55,462
Amortization of other intangible assets	1,168	856	3,744	2,596

Total operating expenses	47,259	27,189	116,399	82,721

(Loss) income from operations	(5,898)	6,130	7,957	16,209
Interest income	937	261	2,772	632
Interest expense	(825)	(206)	(2,492)	(743)
Other income	—	—	180	—

(Loss) income before benefit from (provision for) income taxes	(5,786)	6,185	8,417	16,098
Benefit from (provision for) income taxes	103	295	(848)	(341)

Net (loss) income	$(5,683)	$6,480	$7,569	$15,757

Net (loss) income per share:
Basic	$(0.13)	$0.15	$0.18	$0.37

Diluted	$(0.13)	$0.14	$0.17	$0.35

Shares used in computing net (loss) income per share:
Basic	42,526	42,567	42,270	42,093

Diluted	42,526	46,921	45,466	45,475

The amounts included in the three and nine months ended September 30, 2006 reflect the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, effective January 1, 2006. Had TriZetto applied the provisions of FASB Statement No. 123R in prior periods, it would have reported net income of approximately $5.1 million or $0.12 per share basic and $0.11 per share diluted in the three months ended September 30, 2005, and net income of $11.2 million or $0.27 per share basic and $0.25 per share diluted in the nine months ended September 30, 2005. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,569	$15,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) doubtful accounts and sales allowance	3,687	(406)
Stock-based compensation	5,465	952
Depreciation and amortization	16,665	17,396
Amortization of other intangible assets	3,744	2,596
Deferred tax benefit	(406)	—
(Gain) loss on disposal of assets	(158)	70
Increase in cash surrender value of life insurance policies	(657)	—
Recovery on loss on contracts	—	(2,877)
Changes in assets and liabilities:
Restricted cash	622	541
Accounts receivable	(20,449)	6,019
Prepaid expenses and other current assets	(1,917)	(129)
Income tax receivable	19	(425)
Notes receivable	5	40
Other assets	1,027	(3,768)
Accounts payable	2,128	(2,351)
Accrued liabilities	14,050	(8,787)
Deferred revenue	(5,302)	(8,104)

Net cash provided by operating activities	26,092	16,524

Cash flows from investing activities:
Sale of short-term investments, net	—	1,203
Purchase of property and equipment and software licenses	(8,420)	(3,116)
Capitalization of software development costs	(6,759)	(6,405)
Acquisition, net of cash acquired	(42,424)	—

Net cash used in investing activities	(57,603)	(8,318)

Cash flows from financing activities:
Proceeds from revolving line of credit	25,000	66,000
Proceeds from debt financing	992	1,511
Proceeds from capital leases	—	139
Payments on revolving line of credit	(19,000)	(51,000)
Payments on notes payable	(708)	(38,646)
Payments on capital leases	(1,771)	(3,661)
Payments for repurchase of common stock	(110)	(5,298)
Employee exercises of stock options and purchase of common stock	7,639	9,176

Net cash provided by (used in) financing activities	12,042	(21,779)

Net decrease in cash and cash equivalents	(19,469)	(13,573)
Cash and cash equivalents at beginning of period	106,940	70,489

Cash and cash equivalents at end of period	$87,471	$56,916

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 17, 2006.

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

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive. For the third quarter and the first nine months of 2006, the 5,305,040 shares from the assumed conversion of convertible debt are antidilutive.

The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
BASIC AND DILUTED:
Net (loss) income	$(5,683)	$6,480	$7,569	$15,757

Weighted average shares outstanding (basic)	42,526	42,567	42,270	42,093
Effect of dilutive securities:
Unvested common shares outstanding	—	539	554	534
Stock options	—	3,815	2,642	2,848

Adjusted weighted average shares for diluted EPS	42,526	46,921	45,466	45,475

Basic (loss) earnings per share	$(0.13)	$0.15	$0.18	$0.37

Diluted (loss) earnings per share	$(0.13)	$0.14	$0.17	$0.35

If the Company had reported net income in the quarter ended September 30, 2006, additional common share equivalents of 2,797,784 would have been included in the denominator for diluted EPS in the table above. These common share equivalents, calculated using the treasury stock method, have been excluded from the diluted net loss per share calculation because such equivalents were antidilutive as of such date.

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

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue – recurring	$199	$556
Cost of revenue – non-recurring	230	669
Research and development	240	639
Selling, general and administrative	1,252	3,601

Total	$1,921	$5,465

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

SFAS No. 123R requires disclosure of pro forma information for periods prior to the adoption. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$6,480	$15,757
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,416)	(4,564)

Pro forma net income	$5,064	$11,193

Net income per share
Basic, as reported	$0.15	$0.37

Diluted, as reported	$0.14	$0.35

Basic, pro forma	$0.12	$0.27

Diluted, pro forma	$0.11	$0.25

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	45%	55%	45%	55%
Risk-free interest rate	4.75%	3.70%	4.75%	3.70%
Expected life	6.25 years	4 years	6.25 years	4 years
Forfeiture rate	6.0%	—	6.0%	—
Expected dividends	—	—	—	—
Weighted average fair value	$6.77	$6.65	$8.48	$3.99

The following is a summary of stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2005	8,247	$9.44
Granted	697	16.65
Exercised	(795)	8.60
Cancelled	(164)	9.70

Options Outstanding at September 30, 2006	7,985	$10.15	6.50	$44,966

Exercisable at September 30, 2006	4,268	$10.37	5.28	$23,115

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

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $6.6 million. As of September 30, 2006, $11.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.34 years.

The following table summarizes nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2005	479	$7.64
Granted	225	16.32
Vested	(147)	6.86
Forfeited	(4)	16.81

Nonvested at September 30, 2006	553	$16.11

As of September 30, 2006, there was $5.1 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.41 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$1,749	$788
Cash paid for income taxes	1,275	967
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	683	1,058
Deferred stock compensation	—	1,146
Goodwill adjustment	2,675	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued payroll and benefits	$22,653	$20,619
Accrued legal settlement	15,000	—
Accrued professional and litigation fees and settlements	1,366	1,590
Accrued acquisition costs	—	25,611
Accrued outside services	343	959
Accrued income and other taxes	607	1,191
Other	7,083	6,987

	$47,052	$56,957

Effective January 1, 2006, the Company became self-insured for certain losses related to employee health and dental benefits. The Company records a liability based on an estimate of claims incurred but not recorded determined by actuarial analysis of historical claims experience and historical industry data. The Company maintains individual and aggregate stop-loss coverages with a third party insurer to limit its total exposure for these programs.

6. Debt

In January 2006, the Company entered into an amendment to its Credit Agreement established December 21, 2004. The amendment increased the amount of the revolving credit facility from $50.0 million to $100.0 million, subject to certain fixed percentages of our recurring revenues, and extended the expiration date of the Credit Agreement to January 5, 2010. Principal outstanding under the facility bears interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at the Company’s election, subject to specified restrictions. The unused portions of the facility are subject to unused facility fees. In the event the Company terminates the Credit Agreement prior to its expiration, the Company will be required to pay the lending institution a termination fee equal to 2% of the maximum credit amount if the termination is prior to the second anniversary of the Credit Agreement or 1% of the maximum credit amount if the Credit Agreement is terminated thereafter, up to 90 days prior to the expiration of the Credit Agreement, subject to specified exceptions. Management expects to use the proceeds for general working capital purposes and has granted the lending institution a security interest in all of the Company’s assets. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with our affiliates. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue and maximum capital expenditures. As of September 30, 2006, the Company was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of September 30, 2006, the Company had outstanding borrowings on the revolving line of credit of $6.0 million.

In October 2005, the Company issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate payable semi-annually in arrears	$100,000	$100,000	$—	$—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate (8.25% at September 30, 2006), payable monthly in arrears	—	—	6,000	—
Other	405	120	—	—

Total debt	$100,405	$100,120	$6,000	$—
Less: Current portion	(405)	(120)	—	—

	$100,000	$100,000	$6,000	$—

As of September 30, 2006, the Company had outstanding four unused standby letters of credit in the aggregate amount of $921,000, which serve as security deposits for certain operating leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

7. Loss on Contracts

During the fourth quarter of 2003, the Company decided to wind-down its outsourcing services to physician group customers. In the second quarter of 2005, the Company executed termination agreements with its two remaining physician group customers, allowing the Company to reverse the remaining balance in its loss on contracts accrual of $2.9 million.

8. Litigation

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that the Company made, used, offered for sale, and/or sold a clinical editing software system that infringed McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson sought injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to the Company’s motion for summary judgment, the court ruled, as a matter of law, that the Company’s software products did not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute, leaving claims 1, 2 and 16. On April 17, 2006, a jury trial commenced on the first phase of this case to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury found that the Company’s Facets®, QicLink™ and ClaimFacts® software products infringed claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court scheduled the second phase of the trial to commence on October 3, 2006 on the issues of the Company’s validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

On September 7, 2006, the Company entered into a Settlement Agreement with McKesson to settle the lawsuit. As part of the Settlement Agreement, the Company agreed to pay McKesson a one-time royalty fee of $15.0 million for a license in the patent that covers past and future use of the Company’s products and services by all existing customers. The $15.0 million, which was expensed in the third quarter of 2006, is payable in two equal installments on September 30, 2006 and September 30, 2007. The Company’s customers with maintenance agreements also will continue to receive software version upgrades that include clinical editing capabilities. Going forward, the Company may continue to include its clinical editing functionality in versions of Facets® sold to new health plan customers with 100,000 or fewer members and in versions of QicLink™ sold to any new customers. The Company has agreed to pay McKesson a royalty fee of 5% of the net licensing revenue received from new sales of Facets® and QicLink™ containing the Company’s clinical editing functionality. However, pursuant to the terms of the Settlement Agreement, the Company will no longer include its clinical editing functionality in versions of Facets® sold to new customers with more than 100,000 members, beginning November 1, 2006. In these cases, new customers may choose their clinical editing solution from available third-party providers.

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

9. Acquisitions

Quality Care Solutions, Inc.

On September 12, 2006, the Company signed a definitive agreement to acquire privately held Quality Care Solutions, Inc. (“QCSI”). QCSI is a provider of healthcare claims administration platforms and consumer-directed health solutions for payers. Enterprise applications include the QNXT product family, the QMACS product family and the web-based MyHealthBank suite of products. The Company believes that the combined payment technology footprint will create a broader array of integrated administration and cost and quality of care solution choices for payers. Further, the Company expects to leverage the combined companies’ greater scale to accelerate the development and delivery of the next generation of consumer-retail healthcare solutions.

Under the merger agreement, the Company will pay to QCSI stockholders, warrantholders and optionholders: (i) an aggregate cash payment, net of cash received in the merger, of $133.0 million on the closing date, (ii) an aggregate cash payment of $5.0 million on January 31, 2008 (the “Holdback”), and (iii) an additional contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the 12-month period commencing on January 1, 2007 and ending on December 31, 2007. The amount of the Holdback will be reduced if QCSI has negative working capital, as defined in the merger agreement, on the closing date, or to the extent the Company is entitled to claims for indemnification as specified in the merger agreement. The Company will also assume $1.2 million of QCSI debt in connection with the acquisition.

The merger agreement has been approved by the respective Boards of Directors of the Company and QCSI as well as the stockholders of QCSI. However, the closing of the transaction is subject to regulatory approval and customary closing conditions.

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

In August 2006, the Company received the final valuation of assets and liabilities assumed. The final valuation of identifiable intangible assets was determined to be $29.0 million. The $29.0 million allocated to identifiable intangible assets includes customer relationships and maintenance agreements of $7.4 million to be amortized over a ten-year life, existing software of $13.0 million to be amortized over a five-year life, and core technology of $8.6 million to be amortized over a ten-year life. As a result, the Company has recorded approximately $3.2 million of amortization expense for the nine months ended September 30, 2006.

CareKey stockholders and optionholders are entitled to receive three contingent consideration payments of $8.3 million each (up to $25.0 million), upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at the Company’s election, may be paid to former CareKey stockholders and optionholders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceeds total purchase consideration made to those former CareKey stockholders and optionholders.

10. Subsequent Event

On October 26, 2006, the Company signed a definitive agreement to acquire privately held Plan Data Management, Inc. (“PDM”). PDM is a leading provider of revenue enhancement software and administrative efficiency solutions for payers that service members in Medicare Advantage, Medicare Part D and Medicaid plans. The Company believes that the merger will add new solutions to its portfolio of software and services for payers and will allow the Company to further leverage its existing customer base.

Under the merger agreement, the Company will pay to PDM securityholders: (i) an aggregate payment of up to $16.0 million dollars on the closing date, subject to reduction if certain revenue thresholds are not satisfied prior to closing, and (ii) aggregate payments of up to $5.0 million dollars on or before June 30, 2007, $5.0 million dollars on or before December 31, 2008, and $8.0 million dollars on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period. Additional contingent consideration may be paid on June 30, 2009 if certain revenue thresholds are satisfied; provided, that in no event will the aggregate consideration of all payments exceed $42.0 million dollars. The merger consideration is also subject to adjustment based upon minimum cash and working capital balances. It is expected that 50% of each payment will be made in cash and 50% will be paid in shares of the Company’s common stock.

The merger agreement has been approved by the respective Boards of Directors of the Company and PDM, as well as the shareholders of PDM. However, consummation of the merger is subject to customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer enterprise claims administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™, and enterprise cost and quality of care software, including Clinical CareAdvance™, Personal CareAdvance™ and our NetworX™ suite for provider network management. Also, the Company provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, HealthWeb® and Benefit Cost Modeler. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. We serve 284 unique customers in the health plan and benefits administrator markets, which we refer to as payers. In the third quarter of 2006, these markets represented 90% and 10% of our total revenue, respectively.

We measure financial performance by monitoring recurring revenue and non-recurring revenue, bookings and backlog, gross profit, and net income. Total revenue for the third quarter of 2006 was $86.4 million compared to $73.1 million for the same period in 2005. Recurring revenue for the third quarter of 2006 was $42.8 million compared to $39.5 million for the same period in 2005. Non-recurring revenue for the third quarter of 2006 was $43.6 million compared to $33.6 million for the same period in 2005. Bookings for the third quarter of 2006 were $75.9 million compared to $75.1 million for the same period in 2005. Backlog at September 30, 2006 was $747.8 million compared to $663.1 million at September 30, 2005. Gross profit was $41.4 million for the third quarter of 2006 compared to $33.3 million for the same period in 2005. Net loss in the third quarter of 2006 was $5.7 million compared to net income of $6.5 million for the same period in 2005. These financial comparisons are further explained in the section below, “Results of Operations.”

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: recurring and non-recurring. For the nine months ended September 30, 2006, approximately 50% of our total revenue was recurring and 50% was non-recurring.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $6.6 million and $6.0 million as of September 30, 2006 and 2005, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of September 30, 2006, our evaluation determined that the carrying amount of these assets was not impaired.

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

Income Taxes. We account for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, FASB Statement No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will be not realized. During 2006, we estimate our valuation allowance will decrease by $17.6 million, $11.4 million as a result of preliminary purchase accounting and related deferred tax accounting adjustments associated with the acquisition of CareKey, Inc. (“CareKey”) and $6.2 million as a result of true-ups and the utilization of net operating loss carryovers. Of the remaining valuation allowance of $10.5 million, approximately $4.6 million relates to net operating loss carryovers, approximately $700,000 relates to net operating loss carryovers acquired in prior business combinations and approximately $5.2 million relates to excess tax benefits from prior stock option exercises.

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

REVENUE INFORMATION

Revenue by customer type and revenue mix for the three and nine months ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Revenue by customer type:
Health plans	$77,867	90%	$64,317	88%	$232,934	90%	$190,008	87%
Benefits administrator	8,570	10%	8,736	12%	26,531	10%	27,371	13%

Total revenue	$86,437	100%	$73,053	100%	$259,465	100%	$217,379	100%

Revenue mix:
Recurring revenue
Outsourced business services	$20,378	48%	$19,456	49%	$64,366	49%	$59,250	50%
Software maintenance	22,377	52%	19,989	51%	65,776	51%	59,334	50%

Recurring revenue total	42,755	100%	39,445	100%	130,142	100%	118,584	100%

Non-recurring revenue
Software license fees	19,016	44%	10,132	30%	56,479	44%	37,382	38%
Consulting services	24,450	56%	23,080	69%	71,845	56%	60,478	61%
Other non-recurring revenue	216	0%	396	1%	999	0%	935	1%

Non-recurring revenue total	43,682	100%	33,608	100%	129,323	100%	98,795	100%

Total revenue	$86,437		$73,053		$259,465		$217,379

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

Our 12-month and total backlog data are as follows (in thousands):

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
12-month backlog:
Recurring revenue	$177,000	$171,300	$169,500	$164,600	$157,800
Non-recurring revenue	14,600	14,800	17,800	20,500	36,700

Total	$191,600	$186,100	$187,300	$185,100	$194,500

Total backlog:
Recurring revenue	$729,300	$694,600	$676,000	$668,700	$612,100
Non-recurring revenue	18,500	22,900	28,600	34,700	51,000

Total	$747,800	$717,500	$704,600	$703,400	$663,100

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

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
Quarterly Bookings	$75,900	$78,600	$87,400	$83,100	$75,100

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

Revenue. Total revenue increased $13.3 million, or 18%, to $86.4 million in the third quarter of 2006 from $73.1 million for the same period in 2005. Of this increase, $3.3 million related to recurring revenue and $10.0 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue increased $3.3 million, or 8%, to $42.8 million in the third quarter of 2006 from $39.5 million for the same period in 2005. This increase was the result of a $2.4 million increase in software maintenance revenue and an increase of $921,000 in outsourced business services. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb® and CareAdvance™ customers and annual rate increases from existing customers. The overall increase in outsourced business services revenue was primarily due to new Facets® hosted customers and increased membership from existing Facets® hosted customers.

Non-recurring Revenue. Non-recurring revenue increased $10.0 million, or 30%, to $43.6 million in the third quarter of 2006 from $33.6 million for the same period in 2005. This increase was the result of an $8.9 million increase in software license sales as a result of new Facets®, NetworX™, and HealthWeb® license sales to our health plan customers and a $1.1 million increase in consulting services and other revenue due primarily to new Facets® and NetworX™ implementations.

Cost of Revenue. Cost of revenue increased $5.4 million, or 13%, to $45.1 million in the third quarter of 2006 from $39.7 million for the same period in 2005. This increase included a $602,000 increase in recurring cost of revenue and a $4.8 million increase in non-recurring cost of revenue. As a percentage of total revenue, cost of revenue approximated 52% in the third quarter of 2006 and 54% for the same period in 2005.

Recurring Cost of Revenue. Recurring cost of revenue increased $602,000, or 3%, to support the 8% increase in our outsourced business services and software maintenance revenue. The increase in recurring cost of revenue was primarily attributable to increased infrastructure and technology costs of $1.2 million, partially offset by lower costs for outside consultants of $465,000. Higher infrastructure and technology costs were driven by customer and internal upgrades, new operating lease agreements for data center equipment and related maintenance. These costs were offset in part by lower utilization of outside consultants for product support services.

Non-recurring Cost of Revenue. The $4.8 million, or 30%, increase in non-recurring cost of revenue is primarily attributable to higher compensation and travel costs of $4.4 million and increased investment in infrastructure and technology of $450,000 to support the 30% increase in our consulting and implementation services. In addition, amortization of capitalized software development costs increased $450,000. These increases were partly offset by a $606,000 reduction in utilization of outside consultants. Compensation costs were impacted by an increase in headcount, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Travel costs were also impacted by increased headcount as well as the increase in implementation services revenue. The increase in amortization of capitalized software development costs resulted from new versions of certain of our proprietary software products which were released for sale in mid to late 2005 and early 2006. Reduced fees from outsourced consultants were attributable to a higher utilization of internal resources on implementation projects.

Gross Margin. The overall gross margin increased to 48% in the third quarter of 2006 from 46% for the same period in 2005. The increase in gross margin in the third quarter of 2006 primarily reflected a more profitable mix of products and services, improved pricing and operating efficiencies.

Research and Development (R&D) Expenses. R&D expenses increased $2.9 million, or 37%, to $10.6 million in the third quarter of 2006 from $7.7 million for the same period in 2005. The overall increase in R&D expenses was due primarily to higher compensation costs which were impacted by increased headcount related to the development of cost and quality of care solutions following the December 2005 acquisition of CareKey, our annual merit increases in early 2006 and the adoption of SFAS 123R. We continue to invest in our core administration and component software to add new capabilities and functionality for future customer needs. As a percentage of total revenue, R&D expenses approximated 12% in the third quarter of 2006 and 11% for the same period in 2005. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.2 million in the third quarter of 2006 and $2.3 million for the same period in 2005), was 83% in the third quarter of 2006 and 77% for the same period in 2005.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $16.9 million, or 91%, to $35.5 million in the third quarter of 2006 from $18.6 million for the same period in 2005. The overall increase resulted primarily from a $15.0 million legal settlement that occurred in the third quarter of 2006, $2.3 million in higher compensation and related costs and $424,000 in increased investment in infrastructure and technology. These increases were offset in part by a $1.0 million decrease in legal fees and sales tax expense. In the third quarter of 2006, we entered into a settlement agreement with McKesson Information Solutions LLC (“McKesson”) by which we agreed to pay McKesson a one-time royalty fee of $15.0 million. Higher compensation and related costs were impacted by our annual merit increases in early 2006, increased headcount and recruiting fees related to new hires, and our adoption of SFAS 123R, offset in part by a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Investment in infrastructure and technology costs increased to support internal growth. The decrease in legal fees and sales tax expense was due primarily to lower litigation defense costs and a settlement of sales tax obligations, respectively, in the third quarter of 2006. As a percentage of total revenue, selling, general and administrative expenses approximated 41% in the third quarter of 2006 and 25% for the same period in 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $312,000, or 36%, to $1.2 million in the third quarter of 2006 from $856,000 for the same period in 2005. The increase was due to amortization of identifiable intangible assets acquired through the CareKey acquisition of $975,000, offset by a decrease of $646,000 due to certain intangible assets acquired in previous years which were fully amortized in late 2005.

Interest Income. Interest income increased $676,000, or 259%, to $937,000 in the third quarter of 2006 from $261,000 for the same period in 2005. The increase is due primarily to higher cash balances, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $619,000, or 301%, to $825,000 in the third quarter of 2006 from $206,000 for the same period in 2005. The increase relates primarily to interest charges of $688,000 incurred on the $100.0 million convertible debt issued in the fourth quarter of 2005.

Benefit from Income Taxes. Benefit from income taxes was $103,000 in the third quarter of 2006 compared to $295,000 for the same period in 2005. The benefit from the third quarter of 2006 is due to the pre-tax loss caused by the McKesson settlement, while the benefit for the third quarter of 2005 was a result of state tax refunds received related to prior years for which income tax benefit was not previously recorded. Our effective tax rate for both periods were lower than the Federal statutory rate primarily due to the changes in valuation allowance, which occurred as a result of projected utilization of net operating loss carryovers.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue. Total revenue increased $42.0 million, or 19%, to $259.4 million in the first nine months of 2006 from $217.4 million for the same period in 2005. Of this increase, $11.6 million related to recurring revenue and $30.4 million related to non-recurring revenue.

Recurring Revenue. Recurring revenue increased $11.6 million, or 10%, to $130.2 million in the first nine months of 2006 from $118.6 million for the same period in 2005. This increase was the result of a $6.5 million increase in software maintenance revenue and an increase of $5.1 million in outsourced business services. The increase in software maintenance revenue was attributable primarily to new Facets®, NetworX™, HealthWeb® and CareAdvance™ agreements and annual rate increases from our existing customers. The overall increase in outsourced business services revenue was due primarily to new Facets® hosted customers and increased membership from existing Facets® hosted customers.

Non-recurring Revenue. Non-recurring revenue increased $30.4 million, or 31%, to $129.2 million in the first nine months of 2006 from $98.8 million for the same period in 2005. This increase was the result of a $19.1 million increase in software license sales as a result of new Facets®, NetworX™, HealthWeb® and CareAdvance™ license sales to our health plan customers and an $11.3 million increase in consulting services revenue due primarily to new Facets®, NetworX™, and CareAdvance™ implementations.

Cost of Revenue. Cost of revenue increased $16.7 million, or 14%, to $135.1 million in the first nine months of 2006 from $118.4 million for the same period in 2005. Of this increase, $1.9 million related to recurring cost of revenue, $11.9 million related to non-recurring cost of revenue and $2.9 million related to the reversal of our remaining loss on contracts accrual in the second quarter of 2005. As a percentage of total revenue, cost of revenue approximated 52% in the first nine months of 2006 and 55% for the same period in 2005.

Recurring Cost of Revenue. The $1.9 million, or 3%, increase in recurring cost of revenue is primarily attributable to higher infrastructure and technology costs of $2.9 million and higher compensation costs of $1.8 million to support the 10% increase in our outsourced business services and software maintenance revenues, partly offset by a reduction of $1.8 million attributable to lower utilization of outside consultants and a decrease in software royalty expenses of $571,000. Higher infrastructure and technology costs were driven by customer and internal upgrades, new operating lease agreements for data center equipment and related maintenance. Higher compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. These costs were offset in part by lower utilization of outside consultants for product support services and a reduction in royalty expenses attributable to amounts paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey.

Non-recurring Cost of Revenue. The $11.9 million, or 24%, increase in non-recurring cost of revenue is primarily attributable to higher compensation and travel costs of $11.5 million and increased investment in infrastructure and technology of $892,000 to support the 31% increase in our consulting and implementation services. In addition, amortization of capitalized software development costs increased $1.2 million. These increases were partly offset by a $1.1 million reduction in fees from outsourced consultants and a $721,000 reduction in software royalty expenses. Compensation costs were impacted by the annual merit increases in early 2006, the adoption of SFAS 123R and a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. Travel costs were also impacted by increased headcount as well as the increase in implementation services revenue. Investment in infrastructure and technology costs increased to support internal growth. The increase in amortization of capitalized software development costs resulted from new versions of certain of our proprietary software products which were released for sale in mid to late 2005 and early 2006. Reduced fees from outsourced consultants were attributable to a higher utilization of internal resources on implementation projects. The decrease in royalty expenses is attributable to amounts paid in 2005 related to a royalty agreement that ended as a result of the December 2005 acquisition of CareKey.

Loss on Contracts. In the second quarter of 2005, we executed termination agreements with our two remaining physician group customers, allowing us to reverse the remaining balance in our loss on contracts accrual of $2.9 million.

Gross Margin. The overall gross margin increased to 48% in the first nine months of 2006 from 46% for the same period in 2005. The increase in gross margin in the first nine months of 2006 primarily reflected a more profitable mix of products and services, higher margin new contracts and operating efficiencies.

Research and Development (R&D) Expenses. R&D expenses increased $7.1 million, or 29%, to $31.8 million in the first nine months of 2006 from $24.7 million for the same period in 2005. The overall increase in R&D expenses was due primarily to higher compensation costs which were impacted by increased headcount related to the development of cost and quality of care solutions following the December 2005 acquisition of CareKey, our annual merit increases in early 2006 and the adoption of SFAS 123R. We continue to invest in our core administration and component software to add new capabilities and functionality for future customer needs. As a percentage of total revenue, R&D expenses approximated 12% in the first nine months of 2006 and 11% for the same period in 2005. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $6.8 million in the first nine months of 2006 and $6.4 million for the same period in 2005), was 82% in the first nine months of 2006 and 79% for the same period in 2005.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $25.4 million, or 46%, to $80.8 million in the first nine months of 2006 from $55.5 million for the same period in 2005. The overall increase resulted primarily from a $15.0 million legal settlement that occurred in the third quarter of 2006, $7.8 million in higher compensation costs, $2.4 million in increased legal costs, $1.1 million in increased investment in infrastructure and technology, a $527,000 increase in underwriting fees and $438,000 in increased facilities expenses. These increases were offset in part by $1.0 million related to certain facility closures in 2005 and lower utilization of outside consultants of $890,000. In the third quarter of 2006, we entered into a settlement agreement with McKesson by which we agreed to pay a one-time royalty fee of $15.0 million. Higher compensation and related costs were impacted by our annual merit increases in early 2006, increased headcount and recruiting fees related to new hires, and our adoption of SFAS 123R, offset in part by a reassignment of product and development leaders and other executives to more appropriately align their responsibilities with our market facing strategy. The increase in legal fees was primarily attributable to an increase in litigation defense costs in the first nine months of 2006 and an insurance reimbursement related to a legal settlement that occurred in 2005. Investment in infrastructure and technology costs increased to support internal growth. The increase in underwriting fees related to the $100.0 million convertible debt issued in October 2005. The increase in facilities expenses related primarily to incremental costs associated with the acquisition of CareKey in December 2005. The facility closures related to lease termination costs in 2005 and the lower utilization of outside consultants related to strategic planning and process improvement projects in 2005. As a percentage of total revenue, selling, general and administrative expenses approximated 31% in the first nine months of 2006 and 26% for the same period in 2005.

Amortization of Other Intangible Assets. Amortization of other intangible assets increased $1.1, or 44%, to $3.7 million in the first nine months of 2006 from $2.6 million for the same period in 2005. The increase was due to amortization of identifiable intangible assets acquired through the CareKey acquisition of $3.2 million, offset in part by a decrease of $1.9 million due to certain intangible assets acquired in previous years, which were fully amortized in late 2005.

Interest Income. Interest income increased $2.2 million, or 339%, to $2.8 million in the first nine months of 2006 from $632,000 for the same period in 2005. The increase is due primarily to higher cash balances, as well as higher interest earned in our investment accounts.

Interest Expense. Interest expense increased $1.7 million, or 235%, to $2.5 million in the first nine months of 2006 from $743,000 in the same period in 2005. The increase relates primarily to interest charges of $2.1 million incurred on the $100.0 million convertible debt, offset in part by a decrease attributable to the IMS Health note payable, which was fully repaid in January 2005.

Other Income. Other income of $180,000 consists of the gain on sale of an internet domain name.

Provision for Income Taxes. Provision for income taxes was $848,000 in the first nine months of 2006 compared to $341,000 for the same period in 2005. The provision for income taxes reflects an unrecorded benefit from state tax refunds received related to prior years, offset partially by an increase in Federal income taxes. Absent this state tax benefit, our effective tax rate would have been 14.4% for the nine-month period ended September 30, 2006, which was lower than the Federal statutory rate primarily due to the decrease in valuation allowance, which occurred as a result of projected utilization of net operating loss carryovers. The effective tax rate was 6.0% for the nine-month period ended September 30, 2005. The increase in the effective tax rate for the nine-month period ended September 30, 2006 was due to an increase in the provision for Federal taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from a convertible debt transaction, cash obtained from our acquisitions, employee exercises of stock options and private financings. As of September 30, 2006, we had the following sources of cash available to fund our operations:

•	In January 2006, we entered into an amendment to our Credit Agreement established December 21, 2004 to increase the amount of the revolving credit facility from $50.0 million to $100.0 million and extend the expiration date of the Credit Agreement to January 5, 2010. As of September 30, 2006, we had outstanding borrowings on the revolving line of credit of $6.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement.

•	In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “Notes”). The Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of Notes, subject to certain adjustments. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

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

Summary of Cash Activities

As of September 30, 2006, we had a total cash balance of $88.4 million, which included $921,000 in restricted cash. Significant cash flow activities for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash provided by operating activities	$26,092	$16,524
Sale of short-term investments, net	—	1,203
Purchase of property and equipment and software licenses	(8,420)	(3,116)
Capitalization of software development costs	(6,759)	(6,405)
Acquisition, net of cash acquired	(42,424)	—
Proceeds from revolving line of credit, debt financings and capital leases	25,992	67,650
Payments on revolving line of credit, notes payable and capital leases	(21,479)	(93,307)
Payments on repurchase of common stock	(110)	(5,298)
Employee exercises of stock options and purchase of common stock	7,639	9,176

Cash and cash equivalents decreased $19.5 million in the first nine months of 2006 from $106.9 million at December 31, 2005 to $87.5 million at September 30, 2006. This decrease was primarily due to cash payments of $42.4 million related to the acquisition of CareKey partially offset by cash provided by operating activities of $26.1 million.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$405	$405	$—	$—	$—
Capital lease obligations	1,956	1,089	756	111	—
Operating leases	65,269	15,139	19,313	12,978	17,839
Convertible debt, including interest	153,656	2,750	5,500	5,500	139,906
Other obligations	1,378	1,378	—	—	—

Total contractual obligations	$222,664	$20,761	$25,569	$18,589	$157,745

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$6,000	$—	$—	$6,000	$—
Standby letters of credit	921	—	500	308	113

Total other commercial commitments	$6,921	$—	$500	$6,308	$113

In the second quarter of 2006, we extended the term of our lease on our Colorado facility for a period of seven years from July 31, 2009 through July 31, 2016. At the same time, we leased an additional 50,862 square feet within this facility.

Convertible debt represents scheduled principal and interest payments for our October 2005 convertible debt offering, which includes $100.0 million aggregate principal amount of our Convertible Senior Notes. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the Notes, in whole or in part, for cash, at the applicable redemption date. Additionally, holders of the Notes may require us to purchase all or a portion of their Notes in cash on each of October 1, 2010, October 1, 2015 and October 1, 2020.

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

As of September 30, 2006, we had outstanding four unused standby letters of credit in the aggregate amount of $921,000 which serve as security deposits for certain operating leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

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

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of September 30, 2006, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $100.0 million revolving credit facility is a per annum rate equal to (i) the LIBOR rate plus an applicable margin of between 1.75% and 2.25% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 0.5%, at our election, subject to specified restrictions, and is payable monthly in arrears. The revolving credit facility expires in January 2010. As of September 30, 2006, we had outstanding borrowings on the revolving line of credit of $6.0 million.

On September 30, 2005, we entered into a Purchase Agreement with UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $100.0 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (the “Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the Notes to the Initial Purchasers was consummated on October 5, 2005. The Notes were issued pursuant to an Indenture, dated October 5, 2005, by and between us and Wells Fargo Bank, National Association, as trustee. The Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against us in the United States District Court for the District of Delaware. In its complaint, McKesson alleged that we have made, used, offered for sale, and/or sold a clinical editing software system that infringed McKesson’s United States Patent No. 5,253,164, entitled “System And Method For Detecting Fraudulent Medical Claims Via Examination Of Services Codes.” McKesson sought injunctive relief and substantial monetary damages, including treble damages for willful infringement. On April 4, 2006, in response to our motion for summary judgment, the court ruled, as a matter of law, that our software products did not infringe 12 of the 15 claims of McKesson’s patent that were involved in this dispute, leaving claims 1, 2 and 16. On April 17, 2006, a jury trial commenced on the first phase of this case to determine the issue of infringement of the remaining three claims. On April 26, 2006, the jury found that our Facets®, QicLink™ and ClaimFacts® software products infringed claims 1 and 2, but not claim 16 of the patent. On May 4, 2006, the court scheduled the second phase of the trial to commence on October 3, 2006 on the issues of our validity, estoppel and laches defenses and on the issue of McKesson’s damages, if any.

On September 7, 2006, we entered into a Settlement Agreement with McKesson to settle the lawsuit. As part of the Settlement Agreement, we agreed to pay McKesson a one-time royalty fee of $15.0 million for a license in the patent that covers past and future use of our products and services by all existing customers. The $15.0 million, which was expensed in the third quarter of 2006, is payable in two equal installments on September 30, 2006 and September 30, 2007. Our customers with maintenance agreements also will continue to receive software version upgrades that include clinical editing capabilities. Going forward, we may continue to include our clinical editing functionality in versions of Facets® sold to new health plan customers with 100,000 or fewer members and in versions of QicLink™ sold to any new customers. We have agreed to pay McKesson a royalty fee of 5% of the net licensing revenue received from new sales of Facets® and QicLink™ containing our clinical editing functionality. However, pursuant to the terms of the Settlement Agreement, we will no longer include clinical editing functionality in versions of Facets® sold to new customers with more than 100,000 members, beginning November 1, 2006. In these cases, new customers may choose their clinical editing solution from available third-party providers.

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

As of September 30, 2006, we were providing services to 284 unique customers. One of our customers, The Regence Group, represented approximately 13% of our consolidated revenue for the nine months ended September 30, 2006.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, DST (who acquired Computer Sciences Corporation), and Electronic Data Systems Corporation;

•	healthcare information software vendors, including Quality Care Solutions, Inc., the newly combined DST/Amisys Synertech Inc., Perot Systems Corporation and Electronic Data Systems Corporation in the health plan market, as well as Eldorado and SBPA in the benefits administration market;

•	healthcare information technology consulting firms, such as First Consulting Group, Inc., Proxicom (ACS) and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as Emdeon Corporation (formerly WebMD Corporation), @bovehealth, HealthTrio, Avolent, edocs and BenefitFocus;

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2;

•	care management software and service companies such as HealthTrio, MEDecision, McKesson, Emdeon, HealthAtoZ and Click4Care;

•	consumer retail software and services companies such as, CareGain and FiServ; and

•	health plans, themselves, some of whom are providing hosting and BPO services to the marketplace and leveraging capabilities across the aggregated membership of multiple organizations.

Further, other entities that do not presently compete with us may do so in the future, including major software information systems companies and financial services entities.

We believe our ability to compete will depend in part upon our ability to:

•	maintain and continue to develop partnerships with vendors;

•	enhance our current technology and services;

•	respond effectively to technological changes;

•	introduce new capabilities for current and new market segments; and

•	meet the increasingly sophisticated needs of our customers.

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

Since our initial public offering in October 1999, we have made eight acquisitions. A significant portion of our historical growth has occurred through acquisitions and we may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms or at all. Acquisitions may require significant capital, typically entail many risks, and can result in difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses.

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

On October 5, 2005, we completed a private placement of $100.0 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (“Notes”). The indebtedness under the Notes constitutes senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness. The Notes were issued pursuant to an Indenture dated October 5, 2005 (the “Indenture”) with Wells Fargo Bank, National Association, as trustee.

As of September 30, 2006, our total consolidated long-term debt was $106.9 million. In addition, the Indenture does not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the year ended December 31, 2005, the closing price of our common stock ranged from a high of $17.33 to a low of $8.05. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers; and

•	the timing and announcements of new products or financial results by us or our competitors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us of our common stock during each month within the third quarter of 2006. No purchases were made pursuant to a publicly announced repurchase plan or program.

Period	Total number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	—	—	—	—
August 1, 2006 - August 31, 2006	7,769	$12.14	—	—
September 1, 2006 - September 30, 2006	1,013	$14.91	—	—

TOTAL	8,782	$12.46	—	—

(1)	All share acquisitions set forth in this table were made in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated September 12, 2006, by and among TriZetto, Quartz Acquisition Corp. and Quality Care Solutions, Inc.

10.1	Amended and Restated Executive Employment Agreement, dated August 14, 2006, by and between TriZetto and Jeffrey H. Margolis

10.2*	Form of Change of Control Agreement entered into by and between TriZetto and certain officers of TriZetto effective August 24, 2006 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on August 29, 2006, File No. 000-27501)

10.3	Settlement and License Agreement and Mutual General Release, dated September 7, 2006, by and between TriZetto and McKesson Information Solutions LLC

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: November 6, 2006	By:	/s/ JAMES C. MALONE
James C. Malone (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated September 12, 2006, by and among TriZetto, Quartz Acquisition Corp. and Quality Care Solutions, Inc.

10.1	Amended and Restated Executive Employment Agreement, dated August 14, 2006, by and between TriZetto and Jeffrey H. Margolis

10.2*	Form of Change of Control Agreement entered into by and between TriZetto and certain officers of TriZetto effective August 24, 2006 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on August 29, 2006, File No. 000-27501)

10.3	Settlement and License Agreement and Mutual General Release, dated September 7, 2006, by and between TriZetto and McKesson Information Solutions LLC

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.