Form 10-Q
period 2007-03-31
TRIZETTO GROUP INC
filed 2007-05-08
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007 45,248,209 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,814	$107,057
Restricted cash	921	921
Accounts receivable, less allowances of $1,558 and $3,770 at March 31, 2007 and December 31, 2006, respectively	80,063	64,386
Prepaid expenses and other current assets	14,209	11,415
Deferred tax assets	15,968	14,100

Total current assets	177,975	197,879
Property and equipment, net	30,920	26,777
Capitalized software development costs, net	27,200	27,913
Goodwill	172,144	90,337
Other intangible assets, net	91,336	27,347
Other assets	12,096	12,347

Total assets	$511,671	$382,600

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable and term loan	$8,138	$115
Current portion of capital lease obligations	1,450	1,461
Accounts payable	16,386	18,091
Accrued liabilities	41,999	61,595
Deferred revenue	72,756	30,508

Total current liabilities	140,729	111,770
Long-term convertible debt	100,000	100,000
Long-term revolving line of credit and term loan	81,964	12,000
Other long-term liabilities	5,702	2,340
Capital lease obligations	1,938	2,030
Deferred tax liabilities	15,321	14,100
Deferred revenue	7,777	6,453

Total liabilities	353,431	248,693

Commitments and contingencies
Stockholders’ equity:
Common stock	46	43
Additional paid-in capital	395,067	376,633
Accumulated deficit	(236,873)	(242,769)

Total stockholders’ equity	158,240	133,907

Total liabilities and stockholders’ equity	$511,671	$382,600

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Services and other	$89,775	$65,772
Products	23,728	19,546

Total revenue	113,503	85,318

Operating costs and expenses:
Cost of revenue – services and other	50,101	40,347
Cost of revenue – products (excludes amortization of acquired technology)	5,203	4,474
Research and development	15,737	10,478
Selling, general and administrative	27,304	21,316
Amortization of acquired technology	1,710	1,215
Amortization of acquired other intangible assets	1,301	293

Total operating costs and expenses	101,356	78,123
Income from operations	12,147	7,195
Interest income	753	890
Interest expense	(2,641)	(832)
Other income	—	180

Income before provision for income taxes	10,259	7,433
Provision for income taxes	(4,363)	(595)

Net income	$5,896	$6,838

Net income per share:
Basic	$0.13	$0.16

Diluted	$0.12	$0.15

Shares used in computing net income per share:
Basic	43,856	41,899

Diluted	47,825	45,666

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,896	$6,838
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for doubtful accounts and sales allowance	(2,126)	155
Stock-based compensation	2,912	1,528
Depreciation and amortization	5,732	5,563
Amortization of acquired technology	1,710	1,215
Amortization of acquired other intangible assets	1,301	293
Gain on disposal of assets	—	(237)
Increase in cash surrender value of life insurance policies	(424)	(328)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	—	522
Accounts receivable	(7,010)	(16,599)
Prepaid expenses and other current assets	(2,127)	(1,334)
Other assets	890	369
Accounts payable	(4,370)	(3,653)
Accrued liabilities	(13,732)	(9,587)
Deferred revenue	35,913	20,384

Net cash provided by operating activities	24,565	5,129

Cash flows from investing activities:
Purchase of property and equipment and software licenses	(4,510)	(1,285)
Capitalization of software development costs	(1,700)	(2,299)
Acquisition, net of cash acquired	(142,640)	(40,251)

Net cash used in investing activities	(148,850)	(43,835)

Cash flows from financing activities:
Proceeds from revolving line of credit	87,200	15,000
Proceeds from debt financing	75,000	546
Payments on revolving line of credit	(84,200)	—
Payments on notes payable	(964)	(120)
Payments on capital leases	(519)	(739)
Employee exercises of stock options and purchase of common stock	7,525	5,733

Net cash provided by financing activities	84,042	20,420

Net decrease in cash and cash equivalents	(40,243)	(18,286)
Cash and cash equivalents at beginning of period	107,057	106,940

Cash and cash equivalents at end of period	$66,814	$88,654

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 16, 2007.

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

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive. For the first quarter 2007, the assumed conversion of the convertible debt yielded the same diluted earnings per share as presented; therefore, the 5,305,040 shares and the after-tax-effect of interest expense were excluded from the diluted earnings per share calculation.

The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
BASIC AND DILUTED:
Net income	$5,896	$6,838

Weighted average shares outstanding (basic)	43,856	41,899
Effect of dilutive securities:
Unvested common shares outstanding	721	521
Unvested stock options	3,248	3,246

Adjusted weighted average shares for diluted EPS	47,825	45,666

Basic earnings per share	$0.13	$0.16

Diluted earnings per share	$0.12	$0.15

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

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue – services and other	$654	$355
Cost of revenue – products	45	—
Research and development	376	186
Selling, general and administrative	1,837	987

Total	$2,912	$1,528

The Company has the following stock-based compensation plans: (i) the 1998 Long-Term Incentive Plan, which is an amendment and restatement of the 1998 Stock Option Plan, permits the Company to grant other types of awards in addition to stock options, (ii) the RIMS Stock Option Plan, a plan the Company assumed through the acquisition of Resource Information Management Systems, Inc. in late 2000, (iii) the QCSI Stock Option Plan, a plan the Company adopted in connection with the acquisition of Quality Care Solutions, Inc. in January 2007, and (iv) the Employee Stock Purchase Plan, which allows full-time employees to purchase shares of the Company’s common stock at a discount to fair market value.

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended March 31,
	2007	2006
Expected volatility	45%	45%
Risk-free interest rate	4.75%	4.75%
Expected life	6.25 years	6.25 years
Forfeiture rate	6%	6%
Expected dividends	—	—
Weighted average fair value	$10.11	$8.52

The following is a summary of stock option activity for the three months ended March 31, 2007 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2006	7,720	$10.25
Granted	661	20.42
Exercised	(929)	8.59
Cancelled	(81)	12.00

Options Outstanding at March 31, 2007	7,371	$11.13	6.31	$67,110

Exercisable at March 31, 2007	4,344	$10.58	5.28	$43,976

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

The total intrinsic value of options exercised during the three months ended March 31, 2007 was $11.5 million. As of March 31, 2007, $14.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.70 years.

The following table summarizes nonvested restricted stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	546	$12.04
Granted	352	20.28
Vested	(99)	11.04
Forfeited	(17)	13.80

Nonvested at March 31, 2007	782	15.84

As of March 31, 2007, there was $11.2 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.39 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$919	$1,473
Cash paid for income taxes	2,776	(38)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	349	—
Common stock issued in connection with PDM acquisition	8,000	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Accrued payroll and benefits	$16,844	$29,475
Accrued professional and litigation fees and settlements	8,334	8,609
Accrued acquisition costs	5,732	16,500
Accrued outside services	268	370
Accrued employee relations	1,165	602
Accrued income and other taxes	2,749	2,125
Accrued interest	2,474	752
Accrued travel	745	415
Other	3,688	2,747

	$41,999	$61,595

6. Debt

In October 2005, the Company issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

The 2025 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments pursuant to an indenture with Wells Fargo Bank, National Association, as trustee (the “2025 Indenture”). Upon conversion of the 2025 Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The 2025 Notes are convertible (i) prior to October 1, 2020, during any fiscal quarter after the fiscal quarter ending December 31, 2005, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to October 1, 2020, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2025 Notes was equal to or less than 97% of the average conversion value of the 2025 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2025 Indenture, (iv) if the Company calls the 2025 Notes for redemption, or (v) any time on or after October 1, 2020.

The 2025 Notes mature on October 1, 2025. However, on or after October 5, 2010, the Company may from time to time at its option redeem the 2025 Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the 2025 Notes the Company redeems, plus any accrued and unpaid interest to, but excluding, the redemption date. On each of October 1, 2010, October 1, 2015 and October 1, 2020, holders may require the Company to purchase all or a portion of their 2025 Notes at a purchase price in cash equal to 100% of the principal amount of the 2025 Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, holders may require the Company to repurchase all or a portion of their 2025 Notes upon a fundamental change, as described in the 2025 Indenture, at a repurchase price in cash equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Additionally, the 2025 Notes may become immediately due and payable upon an Event of Default, as defined in the 2025 Indenture. Pursuant to a Registration Rights Agreement dated October 5, 2005, the Company filed with the Securities and Exchange Commission, a registration statement under the Securities Act for the purpose of registering for resale, the 2025 Notes and all of the shares of its common stock issuable upon conversion of the 2025 Notes.

In January 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the administrative agent and lender (the “Lender”). The Credit Agreement amended and restated the Company’s $100.0 million revolving credit facility with the Lender and provided that the Lender will make available to the Company up to $150.0 million of term debt (the “Term Loan”). The Credit Agreement expires by its terms on January 5, 2011. All borrowings under the Credit Agreement bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at the election of the Company, subject to specified restrictions.

The Company initially drew down $75.0 million from the Term Loan to partially fund its acquisition of Quality Care Solutions, Inc. (“QCSI”) in January 2007. All borrowings under the Term Loan must be repaid in quarterly installments commencing on July 1, 2007 through January 5, 2011 in amounts equal to the amount outstanding under the term loan on June 30, 2007, divided by 28. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Borrowers with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Borrowers. The Credit Agreement also includes financial covenants including minimum EBITDA, minimum liquidity, minimum recurring revenue (which includes outsourced business services and software maintenance revenue) and maximum capital expenditures.

As of March 31, 2007, the Company was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of March 31, 2007, the Company had outstanding borrowings on the revolving line of credit of $15.0 million.

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate payable semi-annually in arrears	$100,000	$100,000	$—	$—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 8.25% at March 31, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	75,000	—	—	—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 8.25% at March 31, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	15,000	12,000
Other	102	115	—	—

Total debt	$175,102	$100,115	$15,000	$12,000
Less: Current portion	(8,138)	(115)	—	—

	$166,964	$100,000	$15,000	$12,000

As of March 31, 2007, the Company had outstanding four unused standby letters of credit in the aggregate amount of $921,000, which serve as security deposits for certain operating leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

7. Litigation

The Company is involved in litigation from time to time relating to claims arising out of its operations in the normal course of business. As of the filing date of this quarterly report on Form 10-Q, the Company was not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position and/or cash flows.

8. Acquisitions

Plan Data Management, Inc.

On December 22, 2006, the Company acquired all of the issued and outstanding shares of Plan Data Management, Inc. (“PDM”). PDM is a business solutions company focused on providing software and services to the healthcare industry primarily for payers that service members in Medicare Advantage, Medicare Part D and Medicaid plans.

The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $15.0 million and was initially allocated to goodwill. Since then, the Company has received a preliminary report of the fair market value of certain intangible assets acquired. Although the valuation has not yet been finalized, the Company has allocated $11.1 million to identifiable intangible assets based on the preliminary valuation, which are being amortized over a period between three and 10 years. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations between goodwill and identifiable intangible assets may be recorded.

The estimated purchase price as of March 31, 2007 was approximately $19.6 million, which consisted of 491,488 shares of the Company’s common stock with a value of $16.28 per share (which represents the average closing price of TriZetto’s common stock for the 20 trading days ending October 27, 2006), cash payments of $8.0 million, assumed liabilities of $3.1 million and estimated acquisition-related costs of $500,000. The issuance of the 491,488 shares of common stock and the cash payment of $8.0 million to PDM stockholders and option holders were completed in January 2007.

PDM stockholders and option holders will also be entitled to receive contingent consideration under each of the following circumstances: aggregate payments of up to $5.0 million on or before June 30, 2007, $5.0 million on or before December 31, 2008, and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period. Additional contingent consideration may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill. The merger consideration is also subject to adjustment based upon minimum cash and working capital balances. It is expected that 50% of each payment will be made in cash and 50% will be paid in shares of the Company’s common stock.

Quality Care Solutions, Inc.

On January 10, 2007, the Company acquired privately held Quality Care Solutions, Inc. (“QCSI”). The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $147.5 million. The Company has received a preliminary report of the fair market value of certain intangible assets acquired. Although the valuation has not yet been finalized, the Company has allocated $55.9 million to identifiable intangible assets based on the preliminary valuation, which are being amortized over a period between five and 10 years. Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations between goodwill and identifiable intangible assets may be recorded.

The estimated purchase price as of March 31, 2007 was approximately $174.0 million, which consisted of cash payments of $146.4 million, assumed liabilities of $17.4 million, a $5.0 million contingent payment, and estimated acquisition-related costs of $5.2 million. QCSI stockholders, warrantholders and optionholders are entitled to receive contingent consideration up to a total of $12.0 million, including (i) an aggregate cash payment of $5.0 million on January 31, 2008 (the “Holdback”), and (ii) a contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the 12-month period commencing on January 1, 2007 and ending on December 31, 2007. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill. The amount of the Holdback will be reduced if QCSI has negative working capital, as defined in the Merger Agreement, on the closing date, or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. The Company also assumed approximately $1.0 million of QCSI’s debt.

In connection with the QCSI acquisition, the Company adopted the Quality Care Solutions, Inc. Stock Option Plan based upon QCSI’s existing stock option plan. The maximum aggregate number of shares that may be issued under this plan is 375,446, and options may only be awarded to those individuals that were employed by QCSI at the time of the merger. Unless previously terminated by the stockholders, the plan shall terminate at the close of business on December 31, 2007, and no options shall be granted under it thereafter.

QCSI was included in the Company’s results of operations for the period beginning January 11, 2007 and ending March 31, 2007.

The preliminary purchase price allocations for the acquisitions described above were based on the estimated fair value of the assets and liabilities, on the date of purchase as follows (in thousands):

	PDM	QCSI
Total current assets	$3,758	$23,892
Property, plant, equipment and other non-current assets	861	2,603
Goodwill	3,918	91,585
Other intangible assets	11,100	55,900

Total assets acquired	19,637	173,980
less: liabilities assumed	(3,137)	(17,424)

Total purchase price of net assets acquired	$16,500	$156,556

Once the Company completes its final determination of the fair market value of the assets and liabilities assumed, further adjustments and allocations may be recorded.

9. Recent Accounting Pronouncements

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

On January 1, 2007, the Company adopted FIN 48. In connection with the adoption of FIN 48, the Company recorded increases to goodwill and deferred tax assets of $1.3 million and $700,000, respectively, and reclassified $700,000 from accrued liabilities to other long-term liabilities. The adoption of FIN 48 did not impact the January 1, 2007 balance of retained earnings. As of the date of adoption, the Company had $7.1 million of unrecognized tax benefits, of which $1.8 million would reduce its effective tax rate if recognized. The difference primarily relates to: (a) unrecognized tax benefit amounts arising from business combinations that, if recognized, would be recorded to goodwill, and (b) unrecognized tax benefit amounts associated with temporary differences and carryforwards.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, the Company had recorded approximately $155,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, the Company’s December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, the Company has consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. The Company anticipates that it is reasonably possible the amount of unrecognized tax benefits may decrease by approximately $600,000 within the next 12 months due to normal statute closings.

10. Subsequent Event

On April 12, 2007, the Company entered into a Purchase Agreement with DeutchBank, William Blair UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company LLC (the “Initial Purchasers”), to sell $230.0 million aggregate principal amount of its 1.125% Convertible Senior Notes due 2012 which included $30 million to cover over-allotments (the “2012 Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2012 Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the 2012 Notes to the Initial Purchasers was consummated on April 17, 2005.

The aggregate net proceeds received by the Company from the sale of the 2012 Notes were approximately $223 million, after deducting the Initial Purchasers’ discount and estimated offering expenses. The indebtedness under the 2012 Notes constitutes senior unsecured obligations of the Company and will rank equally with all of the Company’s existing and future unsecured indebtedness.

The 2012 Notes were issued pursuant to an indenture, dated April 17, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “2012 Indenture”). The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively.

The 2012 Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $21.79 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments set forth in the 2012 Indenture. Upon conversion of the 2012 Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The 2012 Notes are convertible (i) prior to April 1, 2012, during any fiscal quarter after the fiscal quarter ending December 31, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to April 1, 2012, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2012 Notes was equal to or less than 97% of the average conversion value of the 2012 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2012 Indenture, (iv) if the Company calls the 2012 Notes for redemption, or (v) on April 15, 2012.

The Company used a portion of the net proceeds of the offering to pay the net cost of the call option transaction and warrant transaction entered into in connection with the offering. The call option is intended to reduce the dilution to the Company’s common stock upon potential future conversion of the 2012 Notes. The call option has an exercise price equal to the conversion price of the 2012 Notes. Additionally, the Company sold warrants to the affiliates of one or more of the initial purchasers. The warrants have an exercise price that is 70% higher than the last reported sale price of the Company’s common stock on April 11, 2007, or $31.79 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer enterprise claims administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™, and enterprise cost and quality of care software, including Clinical CareAdvance™ and Personal CareAdvance™, our NetworX™ suite for provider network management, and recently acquired QNXT™ for consumer retail health solutions. The Company also provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, HealthWeb® and Benefit Cost Modeler. In addition, in connection with the recent acquisition of PDM, we provide business solutions for Medicare Advantage, Detection and Recovery Services and Healthcare Informatics. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. We serve 357 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In the first quarter of 2007, these markets represented 92% and 8% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings and backlog and net income. Total revenue in the first quarter of 2007 was $113.5 million compared to $85.3 million for the same period in 2006. Services and other revenue in the first quarter of 2007 was $89.8 million compared to $65.8 million for the same period in 2006. Products revenue in the first quarter of 2007 was $23.7 million compared to $19.5 million for the same period in 2006. Bookings in the first quarter of 2007 were $99.9 million compared to $87.4 million for the same period in 2006. Backlog at March 31, 2007 was $964.8 million compared to $704.6 million at March 31, 2006. Net income in the first quarter of 2007 was $5.9 million compared to $6.8 million for the same period in 2006. These financial comparisons are further explained in the section below, “Results of Operations.”

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

This listing is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements in our annual Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the quarter ended March 31, 2007, approximately 79% of our total revenue was generated from services and other revenue and 21% was from products revenue.

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

We generate services and other revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. We apply EITF 00-3 to hosting arrangements that include the licensing of software. A software element covered by SOP 97-2 is present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Outsourcing services revenue is typically billed and recognized monthly over the contract term, generally three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. We record revenue net of estimated penalties resulting from any failure to maintain the level of operating performance. These penalties have not been significant in the past. Software maintenance and support revenues are typically based on one-year renewable contracts and are recognized ratably over the contract period. Payment for software maintenance received in advance is recorded on the balance sheet as deferred revenue. Certain royalty costs paid to third-party software vendors associated with software maintenance are amortized over the software maintenance period.

We also generate services and other revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate services revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed. When we cannot reasonably estimate the cost to complete, we recognize revenue using the completed contract method, upon completion of all contractual obligations. We also generate services revenue from set-up fees, which are services, hardware, and software associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. The set-up fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents the culmination of the earnings process. We recognize revenue for these services as they are performed. We generate other revenue from certain one-time charges, including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations and collection is reasonably assured. Other revenue is also generated from fees related to our product-related customer conferences.

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

We generate products revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customization or modification of the software, revenue is recognized as the customization services are performed. For software license arrangements that include a right to use the product for a defined period of time, revenue is recognized over the term of the license.

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $5.8 million and $7.3 million as of March 31, 2007 and 2006, respectively.

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

For the three month period ended March 31, 2007, our allowance for sales returns and doubtful accounts decreased by $2.2 million. In the first quarter of 2007, we entered into a settlement with two of our larger customers that had disputed payments. The amounts represented revenue recorded in 2006 and were also included in the allowance for sales returns and a reduction to revenue in 2006. The settlement fully resolved the issues and the allowance for sales returns previously recorded was reversed in the first quarter of 2007.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of March 31, 2007, our evaluation determined that the carrying amount of these assets was not impaired.

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

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We performed our annual impairment test on March 31, 2007, and this test did not reveal indications of impairment.

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

Self-Insurance. Effective January 1, 2006, we became self-insured for certain losses related to employee health and dental benefits. We record a liability based on an estimate of claims incurred but not recorded determined based on actuarial analysis of historical claims experience and historical industry data. We maintain individual and aggregate stop-loss coverage with a third party insurer to limit our total exposure for these programs. Our self-insurance liability contains uncertainties because the calculation requires management to make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We do not believe that there is a reasonable likelihood that there will be a material change in the future assumptions or estimates we use to calculate our self-insurance liability. However, if actual results are not consistent with our assumptions and estimates, we may be exposed to losses or gains that could be material.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes,” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. On January 1, 2007, we adopted FIN 48 Accounting for Uncertainty in Income Taxes.

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

On January 1, 2007, we adopted FIN 48. In connection with the adoption of FIN 48, we recorded increases to goodwill and deferred tax assets of $1.3 million and $700,000, respectively, and reclassified $700,000 from accrued liabilities to other long-term liabilities. The adoption of FIN 48 did not impact the January 1, 2007 balance of retained earnings. As of the date of adoption, we had $7.1 million of unrecognized tax benefits, of which $1.8 million would reduce our effective tax rate if recognized. The difference primarily relates to: (a) unrecognized tax benefit amounts arising from business combinations that, if recognized, would be recorded to goodwill, and (b) unrecognized tax benefit amounts associated with temporary differences and carryforwards.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007, we have recorded approximately $155,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, our December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, we have consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred. We anticipate that it is reasonably possible the amount of unrecognized tax benefits may decrease by approximately $600,000 within the next 12 months due to normal statute closings.

Revenue Information

Revenue by customer type and revenue mix for the three months ended March 31, 2007, and 2006, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007		2006
Revenue by customer type:
Health plans	$104,291	92%	$76,394	90%
Benefits administration	9,212	8%	8,924	10%

Total revenue	$113,503	100%	$85,318	100%

Revenue mix:
Services and other revenue
Outsourced business services	$24,168	21%	$22,562	26%
Software maintenance	29,813	26%	21,148	25%
Consulting services and other	35,794	32%	22,062	26%

Services and other revenue total	89,775		65,772

Products revenue
Software license fees	23,728	21%	19,546	23%

Total revenue	$113,503	100%	$85,318	100%

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

	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
12-month backlog	$236,700	$213,300	$191,600	$186,100	$187,300

Total backlog	$964,800	$858,200	$747,800	$717,500	$704,600

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

	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
Quarterly bookings	$99,900	$139,700	$75,900	$78,600	$87,400

RESULTS OF OPERATIONS

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006.

Revenue. Total revenue increased $28.2 million, or 33%, to $113.5 million in the first quarter of 2007 from $85.3 million for the same period in 2006. Of this increase, $24.0 million related to services and other revenue and $4.2 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $24.0 million, or 37%, to $89.8 million in the first quarter of 2007 from $65.8 million for the same period in 2006, which includes the acquisitions of PDM and QCSI. This increase was the result of a $13.7 million increase in consulting services and other revenue, an $8.7 million increase in software maintenance revenue, and an increase of $1.6 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, HealthWeb® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, increased $4.2 million, or 21%, to $23.7 million in the first quarter of 2007 from $19.5 million for the same period in 2006, which includes the acquisition of QCSI. The increase in products revenue is primarily the result of increased sales of new Facets®, NetworX™, HealthWeb®,CareAdvance™ and QNXT™ license sales to our health plan customers.

Cost of Revenue – Services and Other. Cost of revenue for services and other increased $9.8 million, or 24%, to $50.1 million in the first quarter of 2007 from $40.3 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $3.5 million primarily attributable to higher compensation costs of $2.6 million, increased investment in infrastructure and technology of $200,000, a $200,000 increase in utilization of outside consultants and a $500,000 net increase in other costs. Higher compensation costs were impacted by increased headcount, including the acquisitions of PDM and QCSI, the impact of annual merit increases in the first quarter of 2007, and an increase in SFAS 123R expense related to stock option and award grants. Higher infrastructure and technology costs were driven by customer and internal upgrades, new operating lease agreements for data center equipment and related maintenance. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. The increase in other costs included an overall net increase in telecommunications, postage and freight, and facilities related expenses. These costs were offset in part by a decrease in depreciation expense related primarily to fully depreciated assets and a lower mix of equipment with longer estimated useful lives, offset in part by depreciation related to new additions in the first quarter of 2007.

Cost of revenue for consulting services and other revenue increased $6.3 million, primarily attributable to higher compensation costs of $3.2 million, a $2.1 million increase in outside services, and increased travel costs of $1.2 million. Higher compensation costs were impacted by increased headcount, including the acquisitions of PDM and QCSI, the impact of annual merit increases in the first quarter of 2007, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects.

As a percentage of total revenue, cost of revenue for services and other approximated 56% in the first quarter of 2007 compared with 61% for the same period in 2006.

Cost of Revenue - Products. Cost of revenue for products, which excludes the amortization of acquired technology, increased $700,000 or 16%, to $5.2 million in the first quarter of 2007 from $4.5 million for the same period in 2006 to support the increase in our software license sales. The overall increase was due primarily to higher compensation costs of $1.9 million, an increase of $300,000 in amortization of capitalized software development costs and a $400,000 increase in other costs. These increases were partly offset by a $1.9 million decrease in royalty expense. Higher compensation and related costs were impacted by increased headcount, including the acquisitions of PDM and QCSI, and the impact of annual merit increases in the first quarter of 2007. The increase in amortization of capitalized software development costs resulted from the release for sale of new versions of certain of our proprietary software products in mid to late 2006 and in early 2007. The increase in other costs included an overall increase in depreciation expense, facility-related costs and travel. The decrease in royalty expense was due primarily to the termination of a pre-existing royalty agreement with CareKey, as well as a decrease related to existing royalty agreements with various clients. As a percentage of total revenue, cost of revenue for products approximated 22% in the first quarter of 2007 compared with 23% for the same period in 2006.

Research and Development (R&D) Expenses. R&D expenses increased $5.2 million, or 50%, to $15.7 million in the first quarter of 2007 from $10.5 million for the same period in 2006. The overall increase in R&D expenses was due primarily to $2.9 million in higher compensation costs, $1.2 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $400,000, and a $700,000 increase in other costs. Higher compensation costs were impacted by increased headcount, including the acquisitions of PDM and QCSI, the impact of annual merit increases in the first quarter of 2007, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the development of QNXT™. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. The increase in other costs included an overall increase in facility-related costs and travel. As a percentage of total revenue, R&D expenses approximated 14% in the first quarter of 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $1.7 million in the first quarter of 2007 and $2.3 million for the same period in 2006), was 91% in the first quarter of 2007 compared with 82% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $6.0 million, or 28%, to $27.3 million in the first quarter of 2007 from $21.3 million for the same period in 2006. The overall increase resulted primarily from higher compensation and related costs of $5.1 million, a $900,000 increase in outsourced consultants and professional services, an increase of $700,000 in depreciation expense, and increased investment in infrastructure and technology costs of $500,000. These increases were slightly offset by a decrease of approximately $1.4 million in legal costs. Higher compensation costs were impacted by increased headcount, including the acquisitions of PDM and QCSI, the impact of annual merit increases in the first quarter of 2007, recruiting fees for new hires, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Professional services and outsourced consultants increased due primarily to higher audit, internal audit and tax fees, in addition to consulting services provided for corporate and market strategy. The increase in depreciation is primarily due to the acquisition of assets from PDM and QCSI, in addition to leasehold improvements related to expansion projects completed in late 2006 for some of our existing facilities. Higher infrastructure and technology costs were driven primarily by support for internal growth and upgrades. The decrease in legal fees was primarily attributed to defense costs accrued in the first quarter of 2006 for the McKesson litigation which was settled in the third quarter of 2006. As a percentage of total revenue, selling, general and administrative expenses approximated 24% in the first quarter of 2007 compared with 25% for the same period in 2006.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $1.5 million, or 100%, to $3.0 million in the first quarter of 2007 from $1.5 million for the same period in 2006.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased $500,000, or 41%, to $1.7 million in the first quarter of 2007 from $1.2 million for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI, which was slightly offset by a decrease resulting from the adjustment of CareKey acquired technology based on the final valuation determined in the third quarter of 2006.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $1.0 million, or 344%, to $1.3 million in the first quarter of 2007 from $300,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI. This increase was slightly offset by a decrease resulting from the adjustment of CareKey acquired other intangibles based on the final valuation determined in the third quarter of 2006 and certain intangible assets acquired in previous years, which were fully amortized in the first quarter of 2006.

Interest Income. Interest income decreased $140,000, or 15%, from $890,000 in the first quarter of 2006 to $750,000 for the same period in 2007. The decrease was due primarily to lower cash balances in our investment accounts.

Interest Expense. Interest expense increased $1.8 million, or 217%, to $2.6 million in the first quarter of 2007 from $800,000 for the same period in 2006. The increase is due primarily to a $1.3 million increase related to borrowings from the term loan and $300,000 related to borrowings from the line of credit facility.

Other Income. Other income decreased $180,000 due to the gain on sale of an internet domain name in the first quarter of 2006.

Provision for Income Taxes. Provision for income taxes was $4.4 million in the first quarter of 2007 compared to $600,000 for the same period in 2006. The provision increase is due primarily to the fact that the Company’s valuation allowance has completely reversed during the first quarter of 2007. The effective tax rate was 42.5% for the first quarter of 2007 compared with 8.0% for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings. As of March 31, 2007, we have the following sources of cash available to fund our operations:

•	Cash and cash equivalents totaling $67.7 million, including $921,000 of restricted cash.

•

In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

•

In January 2007, we entered into an amendment to our Credit Agreement established December 21, 2004 to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of March 31, 2007, we had outstanding borrowings on the revolving line of credit of $15.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI. We can borrow up to an additional $75.0 million under the term loan through June 30, 2007, at which time no additional funds can be borrowed under the term loan.

•

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”) including $30.0 million to cover over-allotments. The 2012 Notes are convertible, at the holder’s option, in certain circumstances, into common stock of the Company at an initial conversion rate of 45.5114 shares of the Company’s common stock per $1,000 principal amount of 2012 Notes, which is equivalent to an initial conversion price of approximately $21.97, or a 17.5% conversion premium based on the last reported sale price of $18.70 per share of the Company’s common stock on April 11, 2007. The 2012 Notes bear interest at an annual rate of 1.125%.

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

Summary of Cash Activities

As of March 31, 2007, we had cash and cash equivalents totaling $67.7 million, which included $921,000 in restricted cash. Significant cash flow activities for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$24,565	$5,129
Purchase of property and equipment and software licenses	(4,510)	(1,285)
Capitalization of software development costs	(1,700)	(2,299)
Acquisitions, net of cash acquired	(142,640)	(40,251)
Proceeds from revolving line of credit, debt financings and capital leases	162,200	15,546
Payments on revolving line of credit, notes payable and capital leases	(85,683)	(859)
Employee exercises of stock options and purchase of common stock	7,525	5,733

Cash and cash equivalents decreased $40.2 million in the first three months of 2007 from $107.1 million at December 31, 2006 to $66.8 million at March 31, 2007. This decrease was primarily due to cash payments, net of cash acquired, of $142.6 million related to the acquisitions of PDM and QCSI, payments on our debt (including revolving line of credit) of $85.7 million and $6.2 million for capital spending. These cash outflows were partially offset by net proceeds on our revolving line of credit, notes payable and capital leases of $162.2 million, cash provided by operating activities of $24.6 million, and $7.5 million in proceeds from employee option exercises.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of March 31, 2007 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$102	$102	$—	$—	$—
Capital lease obligations	3,389	1,451	1,441	497	—
Operating leases	63,864	13,928	21,890	12,083	15,963
Convertible debt, including interest	152,281	2,750	5,500	5,500	138,531

Total contractual obligations	$219,636	$18,231	$28,831	$18,080	$154,494

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$15,000	$—	$—	$15,000	$—
Term loan	75,000	8,036	21,428	45,536	—
Standby letters of credit	921	29	808	—	84

Total other commercial commitments	$90,921	$8,065	$22,236	$60,536	$84

Convertible debt represents scheduled principal and interest payments for our October 2005 convertible debt offering, which includes $100.0 million aggregate principal amount of our Convertible Senior Notes. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The 2025 Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the 2025 Notes, in whole or in part, for cash, at the applicable redemption date. Additionally, holders of the 2025 Notes may require us to purchase all or a portion of their 2025 Notes in cash on each of October 1, 2010, October 1, 2015 and October 1, 2020.

As of March 31, 2007, we had outstanding four unused standby letters of credit in the aggregate amount of $921,000 which serve as security deposits for certain operating leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

Excluded from the tables above are certain potential payments to CareKey stockholders and optionholders as these payments are contingent upon the achievement of financial milestones and are payable in either cash or stock at our election.

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

QCSI stockholders, warrantholders and optionholders are entitled to receive contingent consideration up to a total of $12.0 million, including i) an aggregate cash payment of $5.0 million on January 31, 2008 (the “Holdback”), and (ii) a contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the twelve (12) month period commencing on January 1, 2007 and ending on December 31, 2007. The amount of the Holdback will be reduced if QCSI has negative working capital, as defined in the Merger Agreement, on the closing date, or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement.

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”) including $30.0 million to cover over-allotments. The 2012 Notes are convertible, at the holder’s option, in certain circumstances, into common stock of the Company at an initial conversion rate of 45.5114 shares of the Company’s common stock per $1,000 principal amount of 2012 Notes, which is equivalent to an initial conversion price of approximately $21.97, or a 17.5% conversion premium based on the last reported sale price of $18.70 per share of the Company’s common stock on April 11, 2007. The 2012 Notes bear interest at an annual rate of 1.125%.

Additionally, FIN 48 liabilities have not been included in the tables above as management cannot make a reasonably reliable estimate of the period of cash settlements, if any, with taxing authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at our election, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of March 31, 2007, we had outstanding borrowings on the revolving line of credit of $15.0 million and $75.0 million outstanding borrowings on the term loan.

In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments. The 2025 Notes were issued pursuant to an Indenture, dated October 5, 2005, by and between us and Wells Fargo Bank, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”). The 2012 Notes are convertible into shares of our common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments. The 2012 Notes were issued pursuant to an Indenture, dated April 17, 2007, by and between us and Wells Fargo Bank, National Association, as trustee. The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended . Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation from time to time relating to claims arising out of our operations in the normal course of business. As of the filing date of this quarterly report on Form 10-Q, we were not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position and/or cash flows.

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

As of March 31, 2007, we were providing services to 357 unique customers. Two of our customers, WellPoint (including its affiliate, WPMI) and the Regence Group, represented approximately 24% of our consolidated revenue in the first quarter of March 31, 2007.

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

We believe our ability to compete will depend in part upon our ability to:

•	enhance our current technology and services;

•	respond effectively to technological changes;

•	introduce new capabilities for current and new market segments;

•	meet the increasingly sophisticated needs of our customers; and

•	maintain and continue to develop partnerships with vendors.

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

Our services agreements generally contain limitations on liability, and we maintain insurance with appropriate coverage limits for general liability and professional liability to protect against claims associated with the use of our products and services. However, the contractual provisions and insurance coverage may not provide adequate coverage against all possible claims that may be asserted. In addition, appropriate insurance may be unavailable in the future at commercially reasonable rates. A successful claim in excess of our insurance coverage could have a material adverse effect on our business, financial condition, operating results, and cash flows. Even unsuccessful claims could result in litigation or arbitration costs and may divert management’s attention from our existing business.

Our success depends on our ability to attract, retain and motivate management and other key personnel.

Our success depends in large part on the continued services of management and key personnel. Competition for personnel in the healthcare information technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. We do not have employment agreements with most of our executive officers, so any of these individuals may terminate his or her employment with us at any time. The loss of services from one or more of our management or key personnel, or the inability to hire additional management or key personnel as needed, could have a material adverse effect on our business, financial condition, operating results, and cash flows. Although we currently experience relatively low rates of turnover for our management and key personnel, the rate of turnover may increase in the future. In addition, we expect to further grow our operations and our needs for additional management and key personnel will increase. Our continued ability to compete effectively in our business depends on our ability to attract, retain, and motivate these individuals.

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

Participants in the healthcare industry, such as our payer customers, are subject to extensive and frequently changing laws and regulations, including laws and regulations relating to the confidential treatment and secure transmission of patient medical records, and other healthcare information. Legislators at both the state and federal levels have proposed and enacted additional legislation relating to the use and disclosure of medical information, and the federal government may enact new federal laws or regulations in the near future. Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Department of Health and Human Services has issued a series of regulations setting forth security, privacy and transactions standards for all health plans, clearinghouses, and healthcare providers to follow with respect to individually identifiable health information. Many of our customers are also subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans.

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

Increased leverage as a result of our convertible note offerings may harm our financial condition and results of operations.

On October 5, 2005, we completed a private placement of $100.0 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). On April 17, 2007, we completed a private placement of $230.0 million aggregate principal amount of our 1.125% Convertible Senior Notes due 2012 (the “2012 Notes,” and together with the 2025 Notes, defined as the “Notes”). The indebtedness under the Notes constitutes senior unsecured obligations and will rank equally with all of our existing and future unsecured indebtedness. The Notes were issued pursuant to indentures with Wells Fargo Bank, National Association, as trustee (the “Indentures”).

As of March 31, 2007, our total consolidated long-term debt was $175.4 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

On various dates, holders of certain of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest. If a fundamental change occurs, as defined in the Indentures, including a change in control transaction, holders of such Notes may also require us to repurchase, for cash, all or a portion of their Notes. In addition, upon conversion of such Notes if we have made an irrevocable election to settle conversion in cash, we would be required to satisfy our conversion obligation up to the principal amount of the Notes in cash. Our ability to repurchase the Notes and settle the conversion of the Notes in cash is effectively subordinated to our senior credit facility and may be limited by law, by the Indentures, by the terms of other agreements relating to our senior debt and by indebtedness and agreements that we may enter into in the future which may replace, supplement or amend our existing or future debt. Our failure to repurchase the Notes or make the required payments upon conversion would constitute an event of default under the Indentures, which would in turn constitute a default under the terms of our senior credit facility and other indebtedness at that time.

Our common stock price has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the three months ended March 31, 2007, the closing price of our common stock ranged from a high of $21.68 to a low of $17.91. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us of our common stock during each month within the first quarter of 2007. No purchases were made pursuant to a publicly announced repurchase plan or program.

Period	Total number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	2,019	$20.74	—	—
February 1, 2007 - February 28, 2007	—	—	—	—
March 1, 2007 - March 31, 2007	20,453	$20.08	—	—
TOTAL	22,472	$20.14	—	—

(1)	All share acquisitions set forth in this table were made in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

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

Item 6. Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION
10.1*	Amended and Restated Credit Agreement, dated January 10, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.2	Quality Care Solutions, Inc. Stock Option Plan, dated January 11, 2007

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: May 8, 2007	By:	/S/ JAMES C. MALONE
James C. Malone
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1*	Amended and Restated Credit Agreement, dated January 10, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.2	Quality Care Solutions, Inc. Stock Option Plan, dated January 11, 2007

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.