Form 10-Q
period 2007-06-30
TRIZETTO GROUP INC
filed 2007-08-08
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, 45,538,277 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,062	$107,057
Short-term investments	53,065	—
Restricted cash	1,740	921
Accounts receivable, less allowances of $2,633 and $3,770 at June 30, 2007 and December 31, 2006, respectively	83,961	64,386
Prepaid expenses and other current assets	14,368	11,415
Deferred tax assets	20,313	14,100

Total current assets	375,509	197,879
Property and equipment, net	32,025	26,777
Capitalized software development costs, net	26,435	27,913
Deferred tax assets	4,314	—
Goodwill	187,335	90,337
Other intangible assets, net	80,039	27,347
Other assets	18,673	12,347

Total assets	$724,330	$382,600

Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable and term loan	$11,331	$115
Current portion of capital lease obligations	1,321	1,461
Accounts payable	15,300	18,091
Accrued liabilities	52,131	61,595
Deferred revenue	56,115	30,508

Total current liabilities	136,198	111,770
Long-term convertible debt	330,000	100,000
Long-term revolving line of credit and term loan	81,286	12,000
Other long-term liabilities	15,298	2,340
Capital lease obligations	1,671	2,030
Deferred tax liabilities	—	14,100
Deferred revenue	8,584	6,453

Total liabilities	573,037	248,693

Commitments and contingencies
Stockholders’ equity:
Common stock	46	43
Additional paid-in capital	384,477	376,633
Accumulated deficit	(233,230)	(242,769)

Total stockholders’ equity	151,293	133,907

Total liabilities and stockholders’ equity	$724,330	$382,600

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Services and other	$91,432	$69,793	$181,207	$135,565
Products	23,403	17,917	47,131	37,463

Total revenue	114,835	87,710	228,338	173,028

Operating costs and expenses:
Cost of revenue—services and other	50,888	41,980	100,989	82,327
Cost of revenue—products (excludes amortization of acquired technology)	4,776	3,232	9,979	7,706
Research and development	16,444	10,743	32,181	21,221
Selling, general and administrative	28,801	24,027	56,105	45,343
Amortization of acquired technology	1,237	940	2,947	2,155
Amortization of acquired other intangible assets	1,360	128	2,661	421

Total operating costs and expenses	103,506	81,050	204,862	159,173
Income from operations	11,329	6,660	23,476	13,855
Interest income	2,803	945	3,556	1,835
Interest expense	(3,483)	(835)	(6,124)	(1,667)
Change in fair value of derivative liabilities	(2,483)	—	(2,483)	—
Other income	—	—	—	180

Income before provision for income taxes	8,166	6,770	18,425	14,203
Provision for income taxes	(4,523)	(356)	(8,886)	(951)

Net income	$3,643	$6,414	$9,539	$13,252

Net income for diluted EPS calculation	$4,184	$6,414	$10,858	$13,252

Net income per share:
Basic	$0.08	$0.15	$0.22	$0.31

Diluted	$0.07	$0.14	$0.18	$0.29

Shares used in computing net income per share:
Basic	44,522	42,370	44,192	42,140

Diluted	61,876	45,394	61,777	45,548

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,539	$13,252
Adjustments to reconcile net income to net cash provided by operating activities:
(Net reduction in) provision for doubtful accounts and sales allowance	(1,578)	731
Stock-based compensation	5,533	3,544
Depreciation and amortization	12,332	11,064
Amortization of acquired technology	2,947	2,155
Amortization of acquired other intangible assets	2,661	421
Deferred tax benefit	—	(406)
Change in fair value of derivative liabilities	2,483	—
Gain on disposal of assets	—	(158)
Increase in cash surrender value of life insurance policies	(565)	(596)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	(819)	551
Accounts receivable	(11,456)	(21,067)
Prepaid expenses and other current assets	(2,285)	(527)
Other assets	1,954	1,140
Accounts payable	(5,456)	(839)
Accrued liabilities	(7,715)	(5,200)
Deferred revenue	19,557	7,504

Net cash provided by operating activities	27,132	11,569

Cash flows from investing activities:
Purchase of short-term investments	(53,065)	—
Purchase of property and equipment and software licenses	(9,333)	(6,252)
Capitalization of software development costs	(3,829)	(4,605)
Acquisitions, net of cash acquired	(143,196)	(42,370)

Net cash used in investing activities	(209,423)	(53,227)

Cash flows from financing activities:
Proceeds from revolving line of credit	104,200	19,000
Proceeds from term loan	75,000	—
Proceeds from convertible debt (net of costs of convertible note hedge)	164,128	—
Proceeds from warrant	25,714
Proceeds from debt financing	717	992
Payments on revolving line of credit	(99,200)	(15,000)
Payments on notes payable	(1,076)	(359)
Payments on capital leases	(915)	(1,341)
Employee exercises of stock options and purchase of common stock	8,728	6,921

Net cash provided by financing activities	277,296	10,213

Net increase (decrease) in cash and cash equivalents	95,005	(31,445)
Cash and cash equivalents at beginning of period	107,057	106,940

Cash and cash equivalents at end of period	$202,062	$75,495

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 16, 2007.

2. Computation of Earnings per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of diluted EPS is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of restricted stock awards, calculated using the treasury stock method, and shares to be issued upon conversion of convertible debt.

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period, or at such time when the convertible debt became outstanding if issued during the period, and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive.

The following table provides a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income, as reported	$3,643	$6,414	$9,539	$13,252
After-tax interest expense on 2.75% convertible debt	307	—	712	—
After-tax interest expense on 1.125% convertible debt	234	—	607	—

Net income for diluted EPS calculation	$4,184	$6,414	$10,858	$13,252

Denominator:
Weighted average shares outstanding – basic	44,522	42,370	44,192	42,140
2.75% convertible debt converted to common shares	5,305	—	5,305	—
1.125% convertible debt converted to common shares	8,512	—	8,512	—
Unvested common shares outstanding	767	586	744	554
Unvested stock options	2,770	2,438	3,024	2,854

Weighted average shares outstanding – diluted	61,876	45,394	61,777	45,548

Basic earnings per share	$0.08	$0.15	$0.22	$0.31

Diluted earnings per share	$0.07	$0.14	$0.18	$0.29

In the second quarter of 2007, the Company recorded adjustments to the purchase price of Plan Data Management, Inc. of approximately $6.2 million. The adjustments were primarily the result of the first contingent consideration due to PDM stockholders and option holders. The contingent consideration consists of 149,664 shares of common stock with the value of $19.36 per share (which represents the closing price of TriZetto common stock on June 29, 2007) and cash payments of $2.3 million. The issuance of the 149,664 shares of common stock and the $2.3 million cash payment were not completed prior to June 30, 2007. However, these amounts were accrued as of June 30, 2007. The computation of earnings per share for the three and six months ended June 30, 2007 did not include the issuance of the 149,664 shares of common stock since the impact of these amounts was not material.

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

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue—services and other	$120	$441	$774	$796
Cost of revenue—products	85	—	130	—
Research and development	424	213	800	399
Selling, general and administrative	1,992	1,362	3,829	2,349

Total	$2,621	$2,016	$5,533	$3,544

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

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	45%	45%	45%	45%
Risk-free interest rate	4.82%	4.75%	4.82%	4.75%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rate	6%	6%	6%	6%
Expected dividends	—	—	—	—
Weighted average fair value	$10.08	—	$10.11	$8.61

The following is a summary of stock option activity for the six months ended June 30, 2007 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2006	7,720	$10.25
Granted	679	19.80
Exercised	(1,057)	8.39
Cancelled	(166)	14.06

Options Outstanding at June 30, 2007	7,176	$11.34	6.14	$60,902

Exercisable at June 30, 2007	4,223	$10.61	5.04	$39,824

Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company has determined that historical experience is not a good predictor of future exercise patterns and thus has applied the “simplified” method outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to calculate expected life. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

The total intrinsic value of options exercised during the six months ended June 30, 2007 was $13.0 million. As of June 30, 2007, $12.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.95 years.

The following table summarizes nonvested restricted stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	546	$12.04
Granted	355	20.28
Vested	(120)	10.79
Forfeited	(19)	14.78

Nonvested at June 30, 2007	762	16.01

As of June 30, 2007, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.19 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$4,490	$1,615
Cash paid for income taxes	6,571	502
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	349	—
Common stock issued in connection with PDM acquisition	8,000	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Accrued payroll and benefits	$23,162	$29,475
Accrued professional and litigation fees and settlements	8,307	8,609
Accrued acquisition costs	10,384	16,500
Accrued outside services	303	370
Accrued employee benefits	1,186	602
Accrued income and other taxes	2,346	2,125
Accrued interest	2,386	752
Accrued travel	809	415
Other	3,248	2,747

	$52,131	$61,595

6. Debt

2.75% Convertible Senior Notes

In October 2005, the Company issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

The 2025 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments pursuant to an indenture with Wells Fargo Bank, National Association, as trustee (the “2025 Indenture”). The maximum conversion rate is 68.9655 shares for each $1,000 principal amount of 2025 Notes. Upon conversion of the 2025 Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The 2025 Notes are convertible (i) prior to October 1, 2020, during any fiscal quarter after the fiscal quarter ending December 31, 2005, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to October 1, 2020, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2025 Notes was equal to or less than 97% of the average conversion value of the 2025 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2025 Indenture, (iv) if the Company calls the 2025 Notes for redemption, or (v) any time on or after October 1, 2020.

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

1.125% Convertible Senior Notes

On April 11, 2007, the Company entered into a Purchase Agreement with Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Investment Bank (the “Initial Purchasers”), to sell

$230.0 million aggregate principal amount of its 1.125% Convertible Senior Notes due 2012 which included $30 million to cover over-allotments (the “2012 Notes”) in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2012 Notes have been resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The sale of the 2012 Notes to the Initial Purchasers was consummated on April 17, 2007.

The aggregate net proceeds received by the Company from the sale of the 2012 Notes was approximately $223 million, after deducting the Initial Purchasers’ discount and offering expenses. The 2012 Notes are the Company’s senior unsecured obligations and rank equal in right of payment with all of the Company’s other senior unsecured debt and senior to all of the Company’s future subordinated debt.

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

The 2012 Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments set forth in the 2012 Indenture. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. Upon conversion of the 2012 Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The 2012 Notes are convertible (i) prior to January 15, 2012, during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to January 15, 2012, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2012 Notes was equal to or less than 97% of the average conversion value of the 2012 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2012 Indenture, (iv) if the Company calls the 2012 Notes for redemption, or (v) any time on or after January 15, 2012.

The Company used $59.0 million of the aggregate net proceeds from the 2012 Notes to pay the net cost of a call option transaction entered into in connection with the offering. The call option covers approximately 10.4 million shares of the Company’s common stock and is intended to reduce the dilution to the Company’s common stock upon potential future conversion of the 2012 Notes. The call option has an exercise price equal to the conversion price of the 2012 Notes and will terminate on the earlier of (i) the last day any of the 2012 Notes remain outstanding or (ii) April 15, 2012. The Company also entered into a warrant transaction in connection with the offering. The Company sold warrants to acquire approximately 10.4 million shares of the Company’s common stock to affiliates of one or more of the initial purchases for $25.7 million. The warrants have an exercise price of $31.79 per share and may be settled at various dates from July 2012 through December 2012.

It was determined that upon execution of the combined agreements the Company did not have sufficient authorized and unissued shares available to settle all of its commitments that may require the issuance of stock during the maximum period those commitments could remain outstanding. As a result, warrants to purchase approximately 3.0 million shares of the Company’s common stock did not meet the definition of an equity instrument and were recorded as a derivative financial instrument liability. Such warrants were recorded at fair value upon purchase and were subsequently marked to fair value through earnings.

The initial fair value of the derivative instruments on April 17, 2007 was determined based on the price paid by the initial purchasers for the warrants. The Company recorded $7.3 million of the $25.7 million proceeds from the warrants as a non-current liability. During the three months ended June 30, 2007, the Company recorded a charge to earnings of $2.5 million to reflect the increase in the fair value of the warrant liability to $9.8 million. Since no actively traded market for the derivative instruments existed as of June 30, 2007, the fair value of the derivative instruments was determined using a Black-Scholes valuation model utilizing the following weighted average assumptions: volatility of 28%, expected life of 5.33 years to 5.44 years, risk-free interest rate of 4.86% and no expected dividends. Expected volatility was based on the observed volatility in the initial hedge transactions. On June 30, 2007, due to a change in the components of the warrant liability, approximately $400,000 was reclassified from the non-current liability into equity as additional paid-in capital, which reduced the value of the warrant liability to $9.4 million.

As discussed further in Note 10, “Subsequent Events,” on July 26, 2007, the Company amended the warrant agreements which eliminated the requirement to classify the warrants as a derivative liability and the fair value of the liability at July 26, 2007 was reclassified to stockholders’ equity. Due to the decrease in the underlying fair value of the derivative instruments from July 1, 2007 to July 26, 2007, the Company recorded income during the third quarter of 2007 of approximately $2.9 million.

Wells Fargo Foothill Amended and Restated Credit Agreement

In January 2007, the Company (together with certain specified subsidiaries, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the administrative agent and lender (the “Lender”). The Credit Agreement amended and restated the Company’s $100.0 million revolving credit facility with the Lender and provided that the Lender will make available to the Company up to $150.0 million of term debt (the “Term Loan”). The Credit Agreement expires by its terms on January 5, 2011. All borrowings under the Credit Agreement bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at the election of the Company, subject to specified restrictions.

The Company initially drew down $75.0 million from the Term Loan to partially fund its acquisition of Quality Care Solutions, Inc. (“QCSI”) in January 2007. All borrowings under the Term Loan must be repaid in quarterly installments commencing on June 30, 2007 and continuing on the first day of each calendar quarter thereafter through January 5, 2011, in amounts equal to the amount outstanding under the Term Loan on June 30, 2007 with a final balloon payment due January 5, 2011. The Company recently amended the Credit Agreement to permit additional draws on the Term Loan until October 1, 2007, in which case the amount of each quarterly payment would be recalculated. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

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

As of June 30, 2007, the Company was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of June 30, 2007, the Company had outstanding borrowings on the revolving line of credit of $17.0 million and $75.0 million outstanding under the Term Loan.

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate, payable semi-annually in arrears	$100,000	$100,000	$—	$—
Long-term convertible debt, due in 2012, interest at 1.125% fixed rate, payable semi-annually in arrears	230,000	—	—	—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 8.25% at June30, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	75,000	—	—	—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 8.25% at June 30, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	17,000	12,000
Other	617	115	—	—

Total debt	405,617	100,115	17,000	12,000
Less: Current portion	(11,331)	(115)	—	—

	$394,286	$100,000	$17,000	$12,000

As of June 30, 2007, the Company had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases. The Company is required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on the balance sheet.

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

8. Acquisitions

Plan Data Management, Inc.

On December 22, 2006, the Company acquired all of the issued and outstanding shares of Plan Data Management, Inc. (“PDM”). The acquisition was accounted for using the purchase method of accounting. At December 31, 2006, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $15.0 million and was initially allocated to goodwill. In the first quarter of 2007, the Company received a preliminary report from its independent valuation firm of the fair market value of certain intangible assets acquired from PDM. As a result, the Company allocated $11.1 million from goodwill to identifiable intangible assets and recorded approximately $350,000 of related amortization expense. In June 2007, the Company received the final valuation report and identifiable intangible assets were determined to be $9.8 million. The $9.8 million allocated to identifiable intangible assets includes customer relationships of $7.3 million to be amortized over a 10-year life, core technology of $1.9 million to be amortized over a 10-year life, existing software of $400,000 to be amortized over a three-year life, and $200,000 in tradenames to be amortized over a five-year life. Based on the final valuation report, the Company has recorded approximately $550,000 of amortization expense for the six months ended June 30, 2007.

The estimated purchase price as of December 31, 2006 was approximately $19.6 million, which consisted of 491,488 shares of the Company’s common stock with a value of $16.28 per share (which represents the average closing price of TriZetto’s common stock for the 20 trading days ending October 27, 2006), cash payments of $8.0 million, assumed liabilities of $3.1 million and acquisition-related costs of $500,000. The issuance of the 491,488 shares of common stock and the cash payment of $8.0 million to PDM stockholders and option holders were completed in January 2007.

In the second quarter of 2007, the Company recorded adjustments to the purchase price of approximately $6.2 million. The adjustments were primarily the result of the first contingent consideration due to PDM stockholders and option holders. The contingent consideration consists of 149,664 shares of common stock with the value of $19.36 per share (which represents the closing price of TriZetto common stock on June 29, 2007) and cash payments of $2.3 million. The issuance of the 149,664 shares of common stock and the $2.3 million cash payment were not completed prior to June 30, 2007. However, these amounts were accrued as of June 30, 2007. The computation of earnings per share for the three and six months ended June 30, 2007 did not include the issuance of the 149,664 shares of common stock since the impact of these amounts was not material.

PDM stockholders and option holders are also entitled to receive contingent consideration under each of the following circumstances: $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period. Additional contingent consideration of up to $8.0 million may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill. The merger consideration is also subject to adjustment based upon minimum cash and working capital balances or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. The contingent consideration is payable in either cash or the Company’s common stock, however, the Company expects that 50% of each payment will be made in cash and 50% will be paid in shares of the Company’s common stock.

Quality Care Solutions, Inc.

On January 10, 2007, the Company acquired privately held Quality Care Solutions, Inc. (“QCSI”). The acquisition was accounted for using the purchase method of accounting. At March 31, 2007, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $147.5 million. The Company received a preliminary report from its independent valuation firm of the fair market value of certain intangible assets acquired from QCSI. As a result, the Company allocated $55.9 million from goodwill to identifiable intangible assets and recorded approximately $1.4 million of related amortization expense. In June 2007, the Company received the final valuation report and identifiable intangible assets were determined to be $48.5 million. The $48.5 million allocated to identifiable intangible assets includes customer relationships of $37.5 million to be amortized over a 10-year life, core technology of $8.0 million to be amortized over a 10-year life, existing software of $2.2 million to be amortized over a five-year life, and $800,000 in tradenames to be amortized over a five-year life. Based on the final valuation report, the Company has recorded approximately $2.6 million of amortization expense for the six months ended June 30, 2007.

The estimated purchase price as of March 31, 2007 was approximately $174.0 million, which consisted of cash payments of $146.4 million, assumed liabilities of $17.4 million, a $5.0 million contingent payment (the “Holdback”), and acquisition-related costs of $5.2 million. The amount of the Holdback will be reduced if QCSI has negative working capital, as defined in the Merger Agreement, on the closing date, or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. In the second quarter of 2007, the Company recorded adjustments to the purchase price of approximately $300,000, which primarily reflects revisions to balances of certain liabilities assumed.

QCSI stockholders, warrantholders and optionholders are also entitled to receive a contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the 12-month period commencing on January 1, 2007 and ending on December 31, 2007. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill.

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

The purchase price allocations for the acquisitions described above were based on the estimated fair value of the assets acquired and liabilities assumed on the date of purchase, as follows (in thousands). These amounts are preliminary pending final resolution of related tax adjustments.

	PDM	QCSI
Total current assets	$3,758	$23,883
Property, plant, equipment and other non-current assets	861	2,603
Goodwill	11,372	99,322
Other intangible assets	9,800	48,500

Total assets acquired	25,791	174,308
less: liabilities assumed	(3,137)	(17,752)

Total purchase price of net assets acquired	$22,654	$156,556

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, the Company had recorded approximately $335,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, the Company’s December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, the Company has consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

10. Subsequent Events

On July 26, 2007, the Company entered into amendments with each of the holders of the warrants sold in connection with the 2012 Notes (see also Note 6, “Debt”). The amendments corrected a documentation error and amended the maximum shares issuable under the warrants to an amount below the Company’s total authorized and unissued shares currently available. As a result of the amendments, the requirement to classify certain of the warrants as derivative liabilities was eliminated and the liability was reclassified to stockholders’ equity in the third quarter of 2007. Due to the decrease in the underlying fair value of the derivative instruments from July 1, 2007 to July 26, 2007, the Company recorded income during the third quarter of 2007 of approximately $2.9 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer enterprise claims administration software, including Facets Extended Enterprise™ and QicLink Extended Enterprise™, and enterprise cost and quality of care software, including Clinical CareAdvance™ and Personal CareAdvance™, our NetworX™ suite for provider network management, and recently acquired QNXT™ for consumer retail health solutions. The Company also provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, HealthWeb® and Benefit Cost Modeler. In addition, in connection with the recent acquisition of PDM, we provide business solutions for Medicare Advantage, Detection and Recovery Services and Healthcare Informatics. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. We serve 357 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In the second quarter of 2007, these markets represented 91% and 9% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings, backlog and net income. Total revenue in the second quarter of 2007 was $114.8 million compared to $87.7 million for the same period in 2006. Services and other revenue in the second quarter of 2007 was $91.4 million compared to $69.8 million for the same period in 2006. Products revenue in the second quarter of 2007 was $23.4 million compared to $17.9 million for the same period in 2006. Bookings in the second quarter of 2007 were $93.8 million compared to $78.6 million for the same period in 2006. Backlog at June 30, 2007 was $944.4 million compared to $717.5 million at June 30, 2006. Net income in the second quarter of 2007 was $3.6 million compared to $6.4 million for the same period in 2006. These financial comparisons are further explained in the section below, “Results of Operations.”

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the quarter ended June 30, 2007, approximately 80% of our total revenue was generated from services and other revenue and 20% was from products revenue.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $5.5 million and $6.9 million as of June 30, 2007 and 2006, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of June 30, 2007, our evaluation determined that the carrying amount of these assets was not impaired.

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2007, we have recorded approximately $335,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, our December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, we have consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Revenue Information

Revenue by customer type and revenue mix for the three and six months ended June 30, 2007, and 2006, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenue by customer type:
Health plans	$104,740	91%	$78,673	90%	$209,031	92%	$155,067	90%
Benefits administration	10,095	9%	9,037	10%	19,307	8%	17,961	10%

Total revenue	$114,835	100%	$87,710	100%	$228,338	100%	$173,028	100%

Revenue mix:
Services and other revenue
Outsourced business services	$23,273	20%	$21,426	24%	$47,441	21%	$43,988	25%
Software maintenance	30,755	27%	22,251	25%	60,568	26%	43,399	25%
Consulting services and other	37,404	33%	26,116	30%	73,198	32%	48,178	28%

Services and other revenue total	91,432		69,793		181,207		135,565

Products revenue
Software license fees	23,403	20%	17,917	21%	47,131	21%	37,463	22%

Total revenue	$114,835	100%	$87,710	100%	$228,338	100%	$173,028	100%

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

	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
12-month backlog	$229,000	$236,700	$213,300	$191,600	$186,100

Total backlog	$944,400	$964,800	$858,200	$747,800	$717,500

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

	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
Quarterly bookings	$93,800	$99,900	$139,700	$75,900	$78,600

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 Compared to the Quarter Ended June 30 2006.

Revenue. Total revenue increased $27.1 million, or 31%, to $114.8 million in the second quarter of 2007 from $87.7 million for the same period in 2006. Of this increase, $21.6 million related to services and other revenue and $5.5 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $21.6 million, or 31%, to $91.4 million in the second quarter of 2007 from $69.8 million for the same period in 2006, which includes the impact of the PDM and QCSI acquisitions. This increase was the result of an $11.3 million increase in consulting services and other revenue, an $8.5 million increase in software maintenance revenue, and an increase of $1.8 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, HealthWeb® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, increased $5.5 million, or 31%, to $23.4 million in the second quarter of 2007, which includes the impact of the QCSI acquisition, from $17.9 million for the same period in 2006. The increase was due primarily to new license sales of our QNXT™ software product.

Cost of Revenue—Services and Other. Cost of revenue for services and other increased $8.9 million, or 21%, to $50.9 million in the second quarter of 2007 from $42.0 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $2.9 million, primarily attributable to a $1.0 million increase in utilization of outside consultants, higher compensation costs of approximately $700,000, a $600,000 increase in telecommunication costs and a $600,000 net increase in other costs. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. Telecommunication costs were also impacted by increased headcount as well as increased spending related to customer connectivity. The increase in other costs was due primarily to an overall net increase in other employee related expenses, postage and freight, and facilities related expenses, offset by a slight decrease in investment in infrastructure and technology costs.

Cost of revenue for consulting services and other revenue increased $6.0 million, primarily attributable to higher compensation costs of $2.6 million, a $2.0 million increase in outside services, increased travel costs of $1.2 million, and a net increase in other costs of approximately $200,000. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects. The increase in other costs primarily included a net increase in other employee related expenses and facilities related expenses, slightly offset by a decrease in investment in infrastructure and technology costs.

As a percentage of total revenue, cost of revenue for services and other approximated 56% in the second quarter of 2007 compared with 60% for the same period in 2006.

Cost of Revenue—Products. Cost of revenue for products, which excludes the amortization of acquired technology, increased $1.6 million or 48%, to $4.8 million in the second quarter of 2007 from $3.2 million for the same period in 2006 to support the increase in our software license sales. The overall increase was due primarily to higher compensation costs of $800,000, an increase of $500,000 in amortization of capitalized software development costs and a $300,000 increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, and the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. The increase in amortization of capitalized software development costs resulted from the release for sale of new versions of certain of our proprietary software products over the past year. The increase in other costs primarily included an overall increase in depreciation expense, facility-related costs and increased travel costs, offset by a decrease in investment in infrastructure and technology costs. As a percentage of total revenue, cost of revenue for products approximated 20% in the second quarter of 2007 compared with 18% for the same period in 2006.

Research and Development (R&D) Expenses. R&D expenses increased $5.7 million, or 53%, to $16.4 million in the second quarter of 2007 from $10.7 million for the same period in 2006. The overall increase in R&D expenses was due primarily to $3.7 million in higher compensation costs, $1.1 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $400,000 and a $500,000 increase in other costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the development of QNXT™ and continued development of our existing proprietary software. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. The increase in other costs was due primarily to an overall increase in facility-related costs and travel. As a percentage of total revenue, R&D expenses approximated 14% in the second quarter of 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.1 million in the second quarter of 2007 and $2.3 million for the same period in 2006), was 89% in the second quarter of 2007 compared with 82% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.8 million, or 20%, to $28.8 million in the second quarter of 2007 from $24.0 million for the same period in 2006. The overall increase resulted primarily from higher compensation and related costs of $3.6 million, a $1.0 million increase in sales and marketing related expenses, a $900,000 increase in professional services and outsourced consultants, an increase in bad debt expense of $600,000, a $500,000 increase in overall travel costs, and an increase of $500,000 in depreciation expense. These increases were offset by a decrease of approximately $2.3 million in legal costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Professional services and outsourced consultants increased due primarily to consulting services provided for corporate and market strategy. Bad debt expense increased due primarily to additional reserves required for outstanding invoices. Travel costs were impacted by increased headcount, an increase in employee meetings for strategic planning, and conferences and trade shows held in the second quarter of 2007. The increase in depreciation is primarily due to the acquisition of assets and increased computer hardware and software purchases. Higher infrastructure and technology costs were driven primarily by support for internal growth and upgrades. The decrease in legal fees was primarily attributed to defense costs accrued in the second quarter of 2006 for the McKesson litigation which was settled in the third quarter of 2006. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the second quarter of 2007 compared with 27% for the same period in 2006. The increase in other costs primarily included an increase in bad debt expense and an overall increase in travel.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $1.5 million, or 143%, to $2.6 million in the second quarter of 2007 from $1.1 million for the same period in 2006.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased $300,000, or 32%, to $1.2 million in the second quarter of 2007 from $940,000 for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI, which was slightly offset by a decrease resulting from the adjustment of CareKey acquired technology based on the final valuation determined in the third quarter of 2006.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $1.3 million, or 963%, to $1.4 million in the second quarter of 2007 from $128,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI. This increase was slightly offset by a decrease resulting from the adjustment of CareKey acquired other intangibles based on the final valuation determined in the third quarter of 2006.

Interest Income. Interest income increased $1.9 million, or 197%, to $2.8 million in the second quarter of 2007 from $945,000 for the same period in 2006. The increase was due primarily to higher cash balances in our investment accounts resulting from the proceeds received on the 2012 convertible notes and borrowings from the term loan.

Interest Expense. Interest expense increased $2.7 million, or 317%, to $3.5 million in the second quarter of 2007 from $835,000 for the same period in 2006. The increase is due primarily to a $1.5 million increase related to borrowings from the term loan and revolving line of credit and a $1.0 million increase related to the 2012 convertible.

Change in Fair Value of Derivative Liabilities. The change in fair value of derivative liabilities was $2.5 million in the second quarter of 2007 resulting from derivative liabilities in connection with our 2012 convertible notes entered into in April 2007. Derivative liabilities are presented at fair value and are marked to market each period with changes in the fair value recorded in earnings.

Provision for Income Taxes. Provision for income taxes was $4.5 million in the second quarter of 2007 compared to $356,000 for the same period in 2006. The provision increase is due primarily to the fact that as of January 1, 2007, the Company’s valuation allowance, which was available to offset the provision for income taxes as it reversed in 2006, was eliminated. The effective tax rate was 55.4% for the second quarter of 2007 compared with 5.3% for the same period in 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30 2006.

Revenue. Total revenue increased $55.3 million, or 32%, to $228.3 million in the first six months of 2007 from $173.0 million for the same period in 2006. Of this increase, $45.6 million related to services and other revenue and $9.7 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $45.6 million, or 34%, to $181.2 million in the first six months of 2007 from $135.6 million for the same period in 2006, which includes the impact of the PDM and QCSI acquisitions. This increase was the result of a $25.0 million increase in consulting services and other revenue, a $17.2 million increase in software maintenance revenue, and an increase of $3.4 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, HealthWeb® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, increased $9.6 million, or 26%, to $47.1 million in the first six months of 2007, which includes the impact of the QCSI acquisition, from $37.5 million for the same period in 2006. The increase was due primarily to new license sales of our QNXT™ software product.

Cost of Revenue – Services and Other. Cost of revenue for services and other increased $18.7 million, or 23%, to $101.0 million in the first six months of 2007 from $82.3 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $6.8 million, primarily attributable to higher compensation costs of $3.6 million, a $1.5 million increase in utilization of outside consultants, a $1.1 million increase in telecommunications expense and a $600,000 net increase in other costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases and an increase in SFAS 123R expense related to stock option and award grants. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. Telecommunication costs were impacted by increased spending related to customer connectivity and employee telecom equipment. The increase in other costs included an overall net increase in postage and freight, facilities related expenses and other employee related expenses. These costs were offset in part by a decrease in depreciation expense related primarily to fully depreciated assets and a lower mix of equipment with longer estimated useful lives, offset in part by depreciation for new additions in the first six months of 2007, primarily related to the acquisitions of PDM and QCSI.

Cost of revenue for consulting services and other revenue increased $11.9 million, primarily attributable to higher compensation costs of $5.1 million, a $4.2 million increase in outside services, increased travel costs of $2.4 million and a $200,000 increase in other costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects. The increase in other costs primarily included facilities related expenses and employee relocation, recruiting and other employee related expenses.

As a percentage of total revenue, cost of revenue for services and other approximated 56% in the first six months of 2007 compared with 61% for the same period in 2006.

Cost of Revenue—Products. Cost of revenue for products, which excludes the amortization of acquired technology, increased $2.3 million, or 30%, to $10.0 million in the first six months of 2007 from $7.7 million for the same period in 2006 to support the increase in our software license sales. The overall increase was due primarily to higher compensation costs of $2.8 million, an increase of $800,000 in amortization of capitalized software development costs and a $900,000 increase in other costs. These increases were partly offset by a $2.2 million decrease in royalty expense and decreased investment in infrastructure and technology. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, and the impact of the 2007 annual merit increases. The increase in amortization of capitalized software development costs resulted from the release for sale of new versions of certain of our proprietary software products over the past year. The increase in other costs included an overall increase in depreciation expense, facility-related costs and travel. The decrease in royalty expense was due primarily to the termination of a pre-existing royalty agreement with CareKey, as well as a decrease related to existing royalty agreements with various clients. Investment in infrastructure and technology was impacted primarily from purchases of hardware for client resale. As a percentage of total revenue, cost of revenue for products approximated 21% in the first six months of 2007 and 2006.

Research and Development (R&D) Expenses. R&D expenses increased $11.0 million, or 52% to $32.2 million in the first six months of 2007 from $21.2 million for the same period in 2006. The overall increase in R&D expenses was due primarily to $6.7 million in higher compensation costs, $2.3 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $900,000, and a $1.1 million increase in other costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the development of QNXT™. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. The increase in other costs included an overall increase in facility-related costs, an increase in travel and an increase in telecommunication expense. As a percentage of total revenue, R&D expenses approximated 14% in the first six months of 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $3.8 million in the first six months of 2007 and $4.6 million for the same period in 2006), was 89% in the first six months of 2007 compared with 82% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $10.8 million, or 24%, to $56.1 million in the first six months of 2007 from $45.3 million for the same period in 2006. The overall increase resulted primarily from higher compensation and related costs of $8.4 million, a $1.9 million increase in outsourced consultants and professional services, a $1.1 million increase in investment and infrastructure and technology costs, an increase of $1.1 million in depreciation expense, a $900,000 increase in travel, an $800,000 increase in sales and marketing related expenses, and a $300,000 increase in other costs. These increases were slightly offset by a decrease of approximately $3.7 million in legal costs. Higher compensation costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Professional services and outsourced consultants increased due primarily to higher audit, internal audit and tax fees, in addition to consulting services provided for corporate and market strategy. Higher infrastructure and technology costs were driven primarily by support for internal initiatives and upgrades. The increase in depreciation is primarily due to the acquisition of assets from PDM and QCSI, in addition to leasehold improvements related to expansion projects completed in late 2006 for some of our existing facilities. Travel costs were impacted by increased headcount, an increase in employee meetings for strategic planning, and conferences and trade shows held in the first six months of 2007. Sales and marketing related expenses also increased due to conferences and trade shows held in the first six months of 2007. The increase in other expense included investment in infrastructure and technology, telecommunications expense and bad debt expense. The decrease in legal fees was primarily attributed to defense costs accrued in the first six months of 2006 for the McKesson litigation which was settled in the third quarter of 2006. As a percentage of total revenue, selling, general and administrative expenses approximated 25% in the first six months of 2007 compared with 26% for the same period in 2006.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $3.0 million, or 118%, to $5.6 million in the first six months of 2007 from $2.6 million for the same period in 2006.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased approximately $700,000, or 37%, to $2.9 million in the first six months of 2007 from $2.2 million for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI, which was slightly offset by a decrease resulting from the adjustment of CareKey acquired technology based on the final valuation determined in the third quarter of 2006.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $2.3 million, or 532%, to $2.7 million in the first six months of 2007 from $421,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI. This increase was slightly offset by a decrease resulting from the adjustment of CareKey acquired other intangibles based on the final valuation determined in the third quarter of 2006 and certain intangible assets acquired in previous years, which were fully amortized in the first six months of 2006.

Interest Income. Interest income increased $1.7 million, or 94%, to $3.6 million in the first six months of 2007 from $1.8 million for the same period in 2006. The increase was due primarily to higher cash balances in our investment accounts resulting from the proceeds received on the 2012 convertible notes and borrowings from the term loan.

Interest Expense. Interest expense increased $4.4 million, or 267%, to $6.1 million in the first six months of 2007 from $1.7 million for the same period in 2006. The increase is due primarily to a $3.2 million increase related to borrowings from the term loan and revolving line of credit and a $900,000 increase related to the 2012 convertible

Change in Fair Value of Derivative Liabilities. The change in fair value of derivative liabilities was $2.5 million in the first six months of 2007 resulting from derivative liabilities in connection with our 2012 convertible notes entered into in April 2007. Derivative liabilities are presented at fair value and are marked to market each period with changes in the fair value recorded in earnings.

Other Income. Other income decreased $180,000 due to the gain on sale of an internet domain name in the first six months of 2006.

Provision for Income Taxes. Provision for income taxes was $8.9 million in the first six months of 2007 compared to approximately $950,000 for the same period in 2006. The provision increase is due primarily to the fact that as of January 1, 2007, the Company’s valuation allowance, which was available to offset the provision for income taxes as it reversed in 2006, was eliminated. The effective tax rate was 48.2% for the first six months of 2007 compared with 6.7% for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of June 30, 2007, the following sources of cash available to fund our operations include cash and cash equivalents totaling $203.8 million, including $1.7 million restricted cash, and short-term investments of $53.1 million. Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings, described as follows:

•

In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments. The maximum conversion rate is 68.9655 shares for each $1,000 principal amount of 2025 Notes. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

•

In January 2007, we amended and restated our Credit Agreement, initially established December 21, 2004, to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of June 30, 2007, we had outstanding borrowings on the revolving line of credit of $17.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January 2007, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI. We can borrow up to an additional $75.0 million under the term loan through and including October 1, 2007, at which time no additional funds can be borrowed under the term loan.

•

In April 2007, we issued $230.0 million aggregate principal amount, including $30.0 million to cover over-allotments, of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”). The 2012 Notes are convertible, at the holder’s option in certain circumstances, into common stock of the Company at an initial conversion rate of 45.5114 shares of the Company’s common stock per $1,000 principal amount of 2012 Notes, which is equivalent to an initial conversion price of approximately $21.97. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. The 2012 Notes bear interest at an annual rate of 1.125%.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, short-term investments balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Summary of Cash Activities

As of June 30, 2007, we had cash and cash equivalents totaling $203.8 million, which included $1.7 million restricted cash. Significant cash flow activities for the six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash provided by operating activities	$27,132	$11,569
Purchase of short-term investments	(53,065)	—
Purchase of property and equipment and software licenses	(9,333)	(6,252)
Capitalization of software development costs	(3,829)	(4,605)
Acquisitions, net of cash acquired	(143,196)	(42,370)
Proceeds from revolving line of credit, debt financings and capital leases	369,759	19,992
Payments on revolving line of credit, notes payable and capital leases	(101,191)	(16,700)
Employee exercises of stock options and purchase of common stock	8,728	6,921

Cash and cash equivalents increased $95.0 million in the first six months of 2007 from $107.1 million at December 31, 2006 to $202.1 million at June 30, 2007. This increase was due primarily to net proceeds of $369.8 million from our revolving line of credit and debt financings (which included $230.0 million from our convertible debt offering in April 2007), cash provided by operating activities of $27.6 million, and $8.7 million in proceeds from employee option exercises and purchase of common stock. These cash inflows were partially offset by cash payments, net of cash acquired, of $143.2 million related to the acquisitions of PDM and QCSI, payments on our debt (including our revolving line of credit) of $101.2 million and $53.1 million in the purchase of short-term investment securities.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of June 30, 2007 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$616	$616	$—	$—	$—
Capital lease obligations	2,993	1,321	1,304	368	—
Operating leases	66,665	14,037	21,883	13,055	17,690
Convertible debt	393,844	5,338	7,925	240,675	139,906

Total contractual obligations	$464,118	$21,312	$31,112	$254,098	$157,596

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$17,000	$—	$—	$17,000	$—
Term loan	89,355	15,716	73,639	—	—
Standby letters of credit	1,740	348	1,308	84

Total other commercial commitments	$108,095	$16,064	$74,947	$17,084	$—

Convertible debt represents scheduled principal and interest payments for our 2025 Notes and 2012 Notes, which includes $100.0 million and $230.0 million aggregate principal amounts, respectively. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, and commenced on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively. The 2025 Notes mature on October 1, 2025. However, on or after October 5, 2010, we may from time to time at our option redeem the 2025 Notes, in whole or in part, for cash, at the applicable redemption date. Additionally, holders of the 2025 Notes may require us to purchase all or a portion of their 2025 Notes in cash on each of October 1, 2010, October 1, 2015 and October 1, 2020. The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively. The 2012 Notes mature on April 15, 2012.

As of June 30, 2007, we had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases. We are required to maintain a cash balance equal to the outstanding letters of credit, which is classified as restricted cash on our balance sheet.

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

Also excluded from the tables above are certain potential payments to former PDM and QCSI stockholders and option and warrant holders. In addition to the $8.0 million and 491,488 shares of common stock with the value of $16.28 per share (which represents the average closing price of TriZetto’s common stock for the 20 trading days ending October 27, 2006) paid and issued in January 2007, we paid the former PDM security holders a contingent consideration of approximately $5.2 million, consisting of 149,664 shares of common stock with the value of $19.36 per share (which represents the closing price of TriZetto common stock on June 29, 2007) and cash payments totaling $2.3 million in July 2007. The issuance of the 149,664 shares of common stock and the $2.3 million cash payment were accrued as of June 30, 2007. PDM security holders may also be entitled to receive additional contingent consideration as follows: $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. Additional contingent consideration of up to $8.0 million may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration is payable in either cash or the Company’s common stock, however, the Company expects that 50% of each payment will be made in cash and 50% will be paid in shares of TriZetto’s common stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities. Historically, and as of June 30, 2007, we have not used derivative instruments or engaged in hedging activities.

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at our election, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of June 30, 2007, we had outstanding borrowings on the revolving line of credit of $17.0 million and $75.0 million outstanding borrowings on the term loan.

In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes are convertible into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments. The maximum conversion rate is 68.9655 shares for each $1,000 principal amount of 2025 Notes. The 2025 Notes were issued pursuant to an Indenture, dated October 5, 2005, by and between us and Wells Fargo Bank, National Association, as trustee. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year, and commenced on April 1, 2006, to the holders of record on the preceding March 15 and September 15, respectively.

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”). The 2012 Notes are convertible into shares of our common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. The 2012 Notes were issued pursuant to an Indenture, dated April 17, 2007, by and between us and Wells Fargo Bank, National Association, as trustee. The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively.

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

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We cannot predict if we will be able to sustain our revenue or positive net income.

We may not be able to sustain or increase our current level of revenue or positive net income. We currently derive our revenue primarily from providing hosted solutions, software licensing and maintenance, and other services such as consulting. We depend on the continued demand for healthcare information technology and related services. We plan to continue investing in administrative infrastructure, research and development, sales and marketing, and acquisitions. If we are not able to sustain our current levels of revenue or maintain our profitability, our operations may be adversely affected.

Revenue from a limited number of customers comprises a significant portion of our total revenue, and if these customers terminate or modify existing contracts or experience business difficulties, it could adversely affect our earnings.

As of June 30, 2007, we were providing services to 357 unique customers. Two of our customers, WellPoint (including its affiliate, WPMI) and the Regence Group, represented approximately 19% of our consolidated revenue in the first six months of 2007.

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

Our quarterly operating results have varied in the past, and we expect that they will continue to vary in future periods. Our quarterly operating results can vary significantly based on a number of factors, such as:

•	our mix of products and services revenue;

•	whether our customers choose to license our software under terms and conditions that require revenues to be deferred or recognized ratably over time rather than upfront;

•	our ability to add new customers and renew existing accounts;

•	selling additional products and services to existing customers;

•	long and unpredictable sales cycles;

•	meeting project milestones and customer expectations;

•	seasonality in information technology purchases;

•	the timing of new customer sales; and

•	general economic conditions.

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

Since our initial public offering in October 1999, we have completed ten acquisitions. A significant portion of our historical growth has occurred through acquisitions and we may continue to seek strategic acquisitions as part of our growth strategy. We compete with other companies to acquire businesses, making it difficult to acquire suitable companies on favorable terms or at all. Acquisitions may require significant capital, typically entail many risks, and can result in difficulties integrating operations, personnel, technologies, products and information systems of acquired businesses.

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

On October 5, 2005, we completed a private placement of $100.0 million aggregate principal amount of our 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). On April 17, 2007, we completed a private placement of $230.0 million aggregate principal amount of our 1.125% Convertible Senior Notes due 2012 (the “2012 Notes,” and together with the 2025 Notes, defined as the “Notes”). The indebtedness under the Notes constitutes senior unsecured obligations and will rank equal in right of payment with all of the Company’s existing and future senior unsecured debt and senior to all of the Company’s future subordinated debt. The Notes were issued pursuant to indentures with Wells Fargo Bank, National Association, as trustee (the “Indentures”).

As of June 30, 2007, our total consolidated long-term debt was $413.0 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the six months ended June 30, 2007, the closing price of our common stock ranged from a high of $21.68 to a low of $17.02. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us of our common stock during each month within the second quarter of 2007. No purchases were made pursuant to a publicly announced repurchase plan or program.

Period	Total number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	1,104	$19.51	—	—
May 1, 2007 – May 31, 2007	1,817	$19.19	—	—
June 1, 2007 – June 30, 2007	—	—	—	—
TOTAL	2,921	$19.31	—	—

(1)	All share acquisitions set forth in this table were made in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 25, 2007. At the Annual Meeting, the Company’s stockholders: (a) elected three Class II Directors with terms expiring at the 2010 Annual Meeting of Stockholders; and (b) ratified the appointment of Ernst & Young LLP as our independent registered public accountants for the year ending December 31, 2007.

Following the Annual Meeting, two Class I Directors, having terms expiring in 2009, and two Class III Directors, having terms expiring in 2008, continued in office.

The following table sets forth the results of voting at the Annual Meeting:

Matter	For	Against	Abstentions	Broker Non-Votes
Election of Directors for a term expiring at the 2010 Annual Meeting of Stockholders*
• Nancy H. Handel	33,725,690	67,339	*	*
• Thomas B. Johnson	33,703,790	89,239	*	*
• L. William Krause	33,515,542	277,487	*	*
Ratification of appointment of Ernst & Young LLP as independent registered public accountants for 2007	33,775,151	17,228	650	0

*	With respect to the election of directors, the form of proxy permitted stockholders to check boxes indicating votes either “For All” or “Withhold Authority,” or to vote “For All Except” and to name exceptions; votes relating to directors designated above as “Against” include votes cast as “Withhold Authority” and for named exceptions.

Item 6.     Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

4.1*	Indenture, dated April 17, 2007, between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (including form of 1.125% Convertible Senior Note due April 15, 2012) (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

4.2*	Registration Rights Agreement, dated April 17, 2007, between The TriZetto Group, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Investment Bank, as the initial purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.1*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.2*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.3*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.4*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.5*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.6*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.6 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.7	First Amendment to the Amended and Restated Credit Agreement, dated July 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothills, Inc.

10.8	Amendment to Confirmation, dated July 26, 2007, between Deutsche AG, London Branch and The TriZetto Group, Inc.

10.9	Amendment to Confirmation, dated July 26, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc.

10.10	Amendment to Confirmation, dated July 26, 2007, between UBS AG, London Branch and The TriZetto Group, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 8, 2007	By:	/s/ Ronald L. Scarboro

Ronald L. Scarboro
(Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.1*	Indenture, dated April 17, 2007, between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (including form of 1.125% Convertible Senior Note due April 15, 2012) (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

4.2*	Registration Rights Agreement, dated April 17, 2007, between The TriZetto Group, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Investment Bank, as the initial purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.1*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.2*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.3*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.4*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.5*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.6*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.6 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.7	First Amendment to the Amended and Restated Credit Agreement, dated July 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothills, Inc.

10.8	Amendment to Confirmation, dated July 26, 2007, between Deutsche AG, London Branch and The TriZetto Group, Inc.

10.9	Amendment to Confirmation, dated July 26, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc.

10.10	Amendment to Confirmation, dated July 26, 2007, between UBS AG, London Branch and The TriZetto Group, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.