Form 10-Q
period 2007-09-30
TRIZETTO GROUP INC
filed 2007-11-02
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of October 30, 2007, 45,644,774 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$249,871	$107,057
Restricted cash	—	921
Accounts receivable, less allowances of $2,391 and $3,770 at September 30, 2007 and December 31, 2006, respectively	87,273	64,386
Prepaid expenses and other current assets	13,272	11,415
Deferred tax assets	20,311	14,100

Total current assets	370,727	197,879
Property and equipment, net	31,435	26,777
Capitalized software development costs, net	26,201	27,913
Deferred tax assets, non-current	3,149	—
Goodwill	187,027	90,337
Other intangible assets, net	77,349	27,347
Other assets	17,836	12,347

Total assets	$713,724	$382,600

Liabilities and stockholders’ equity
Current liabilities:
Current portion of notes payable	$394	$115
Current portion of term loan	10,714	—
Current portion of capital lease obligations	1,181	1,461
Accounts payable	11,374	18,091
Accrued liabilities	45,881	61,595
Deferred revenue	41,042	30,508

Total current liabilities	110,586	111,770
Long-term convertible debt	330,000	100,000
Long-term revolving line of credit and term loan	83,607	12,000
Other long-term liabilities	6,052	2,340
Capital lease obligations	1,424	2,030
Deferred tax liabilities	—	14,100
Deferred revenue, non-current	8,142	6,453

Total liabilities	539,811	248,693

Commitments and contingencies
Stockholders’ equity:
Common stock	46	43
Additional paid-in capital	397,484	376,633
Accumulated deficit	(223,617)	(242,769)

Total stockholders’ equity	173,913	133,907

Total liabilities and stockholders’ equity	$713,724	$382,600

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Services and other	$93,401	$67,421	$274,608	$202,986
Products	13,505	19,016	60,636	56,479

Total revenue	106,906	86,437	335,244	259,465

Operating costs and expenses:
Cost of revenue—services and other	48,932	41,838	149,921	124,165
Cost of revenue—products (excludes amortization of acquired technology)	5,456	3,238	15,435	10,944
Research and development	14,686	10,586	46,867	31,807
Selling, general and administrative	24,785	35,505	80,890	80,848
Amortization of acquired technology	1,307	935	4,254	3,090
Amortization of acquired other intangible assets	1,383	233	4,044	654

Total operating costs and expenses	96,549	92,335	301,411	251,508
Income (loss) from operations	10,357	(5,898)	33,833	7,957
Interest income	3,188	937	6,744	2,772
Interest expense	(3,633)	(825)	(9,757)	(2,492)
Change in fair value of derivative liabilities	2,886	—	403	—
Other income	—	—	—	180

Income (loss) before (provision for) benefit from income taxes	12,798	(5,786)	31,223	8,417
(Provision for) benefit from income taxes	(3,185)	103	(12,071)	(848)

Net income (loss)	$9,613	$(5,683)	$19,152	$7,569

Net income (loss) for diluted EPS calculation	$10,615	$(5,683)	$21,136	$7,569

Net income (loss) per share:
Basic	$0.21	$(0.13)	$0.43	$0.18

Diluted	$0.17	$(0.13)	$0.36	$0.17

Shares used in computing net income (loss) per share:
Basic	44,837	42,526	44,409	42,270

Diluted	62,734	42,526	58,413	45,466

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$19,152	$7,569
Adjustments to reconcile net income to net cash provided by operating activities:
(Net reduction in) provision for doubtful accounts and sales allowance	(1,668)	3,687
Stock-based compensation	8,344	5,465
Depreciation and amortization	18,177	16,665
Amortization of acquired technology	4,254	3,090
Amortization of acquired other intangible assets	4,044	654
Deferred tax benefit	—	(406)
Change in fair value of derivative liabilities	(403)	—
Loss on disposal of assets	6	(158)
Increase in cash surrender value of life insurance policies	(620)	(657)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	921	622
Accounts receivable	(14,478)	(20,449)
Prepaid expenses and other current assets	(1,199)	(1,893)
Other assets	2,846	1,027
Accounts payable	(9,382)	2,128
Accrued liabilities	(7,574)	14,050
Deferred revenue	4,172	(5,302)

Net cash provided by operating activities	26,592	26,092

Cash flows from investing activities:
Purchase of short-term investments	—	—
Purchase of property and equipment and software licenses	(12,064)	(8,420)
Capitalization of software development costs	(6,125)	(6,759)
Acquisitions, net of cash acquired	(145,393)	(42,424)

Net cash used in investing activities	(163,582)	(57,603)

Cash flows from financing activities:
Proceeds from revolving line of credit	126,200	25,000
Proceeds from term loan	75,000	—
Proceeds from convertible debt (net of costs of convertible note hedge)	164,128	—
Proceeds from warrant	25,714	—
Proceeds from debt financing	717	992
Payments on revolving line of credit	(116,200)	(19,000)
Payments on notes payable	(1,299)	(708)
Payments on term loan	(2,679)	—
Payments on capital leases	(1,302)	(1,771)
Employee exercises of stock options and purchase of common stock	9,525	7,529

Net cash provided by financing activities	279,804	12,042

Net increase (decrease) in cash and cash equivalents	142,814	(19,469)
Cash and cash equivalents at beginning of period	107,057	106,940

Cash and cash equivalents at end of period	$249,871	$87,471

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on March 16, 2007.

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

The following table provides a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss), as reported	$9,613	$(5,683)	$19,152	$7,569
After-tax interest expense on 2.75% convertible debt	516	—	1,265	—
After-tax interest expense on 1.125% convertible debt	486	—	719	—

Net income (loss) for diluted EPS calculation	$10,615	$(5,683)	$21,136	$7,569

Denominator:
Weighted average shares outstanding – basic	44,837	42,526	44,409	42,270
2.75% convertible debt converted to common shares	5,305	—	5,305	—
1.125% convertible debt converted to common shares	10,468	—	6,365	—
Unvested common shares outstanding	155	—	172	554
Unvested stock options	1,969	—	2,162	2,642

Weighted average shares outstanding – diluted	62,734	42,526	58,413	45,466

Basic earnings (loss) per share	$0.21	$(0.13)	$0.43	$0.18

Diluted earnings (loss) per share	$0.17	$(0.13)	$0.36	$0.17

3. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective method. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue—services and other	$515	$429	$1,289	$1,225
Cost of revenue—products	170	—	300	—
Research and development	432	240	1,232	639
Selling, general and administrative	1,694	1,252	5,523	3,601

Total	$2,811	$1,921	$8,344	$5,465

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	51%	45%	46%	45%
Risk-free interest rate	4.55%	4.75%	4.78%	4.75%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rate	6.0%	6.0%	6.0%	6.0%
Expected dividends	—	—	—	—
Weighted average fair value	$9.43	$6.77	$10.08	$8.48

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

The following is a summary of stock option activity for the nine months ended September 30, 2007 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2006	7,720	$10.25
Granted	802	$19.41
Exercised	(1,185)	$8.33
Cancelled	(244)	$13.44

Options Outstanding at September 30, 2007	7,093	$11.50	5.95	$55,098

Exercisable at September 30, 2007	4,158	$10.66	4.79	$36,531

The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $14.2 million. As of September 30, 2007, $11.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.80 years.

The following table summarizes nonvested restricted stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	546	$12.04
Granted	434	$19.80
Vested	(161)	$9.30
Forfeited	(106)	$10.29

Nonvested at September 30, 2007	713	$16.73

As of September 30, 2007, there was $9.1 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 2.04 years.

4. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$5,358	$1,749
Cash paid for income taxes	7,263	1,275
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	349	683
Common stock issued in connection with PDM acquisition	10,909	—

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Accrued payroll and benefits	$28,383	$29,475
Accrued professional and litigation fees and settlements	1,151	8,609
Accrued acquisition costs	5,132	16,500
Accrued outside services	243	370
Accrued employee benefits	988	602
Accrued income and other taxes	4,243	2,125
Accrued interest	2,705	752
Accrued travel	689	415
Other	2,347	2,747

	$45,881	$61,595

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

The 2012 Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments set forth in the 2012 Indenture. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. Upon conversion of the 2012 Notes, the Company will have the right to deliver shares of its common stock, cash or a combination of cash and shares of its common stock. The 2012 Notes are convertible (i) prior to January 15, 2012, during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to January 15, 2012, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2012 Notes was equal to or less than 97% of the average conversion value of the 2012 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2012 Indenture, or (iv) any time on or after January 15, 2012.

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

The fair value of the derivative instruments on April 17, 2007 was determined based on the price paid by the initial purchasers for the warrants. The Company recorded $7.3 million of the $25.7 million proceeds from the warrants as a non-current liability. During the three months ended June 30, 2007, the Company recorded a charge to earnings of $2.5 million to reflect the increase in the fair value of the warrant liability to $9.8 million. Since no actively traded market for the derivative instruments existed as of June 30, 2007, the fair value of the derivative instruments was determined using a Black-Scholes valuation model utilizing the following weighted average assumptions: volatility of 28%, expected life of 5.33 years to 5.44 years, risk-free interest rate of 4.86% and no expected dividends. Expected volatility was based on the observed volatility in the initial hedge transactions. On June 30, 2007, due to a change in the components of the warrant liability, approximately $400,000 was reclassified from the non-current liability into equity as additional paid-in capital, which reduced the value of the warrant liability to $9.4 million

On July 26, 2007, the Company entered into amendments with each of the holders of the warrants, which changed the maximum shares issuable under the warrants to an amount below the Company’s total authorized and unissued shares currently available. As a result of the amendments, the requirement to classify certain of the warrants as derivative liabilities was eliminated and the liability was reclassified to stockholders’ equity in the third quarter of 2007. Due to the decrease in the underlying fair value of the derivative instruments from July 1, 2007 to July 26, 2007, the Company recorded income during the third quarter of 2007 of approximately $2.9 million.

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

The Company initially drew down $75.0 million from the Term Loan to partially fund its acquisition of Quality Care Solutions, Inc. (“QCSI”) in January 2007. All borrowings under the Term Loan must be repaid in quarterly installments commencing on June 30, 2007 and continuing on the first day of each calendar quarter thereafter through January 5, 2011, in amounts equal to the amount outstanding under the Term Loan on June 30, 2007 with a final balloon payment due January 5, 2011. The Company subsequently amended the Credit Agreement to permit additional draws on the Term Loan until March 31, 2008, in which case the amount of each quarterly payment would be recalculated. As of September 30, 2007, no additional draws have been made. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

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

As of September 30, 2007, the Company had outstanding borrowings on the revolving line of credit of $22.0 million and $72.3 million outstanding under the Term Loan, and was in compliance with all applicable covenants and other restrictions under the Credit Agreement.

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit and Term Loan
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate, payable semi-annually in arrears	$100,000	$100,000	$—	$—
Long-term convertible debt, due in 2012, interest at 1.125% fixed rate, payable semi-annually in arrears	230,000	—	—	—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 7.75% at September 30, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	72,321	—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 7.75% at September 30, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	22,000	12,000
Other	394	115	—	—

Total debt	330,394	100,115	94,321	12,000
Less: Current portion	(394)	(115)	(10,714)	—

	$330,000	$100,000	$83,607	$12,000

As of September 30, 2007, the Company had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases.

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

8. Acquisitions

Plan Data Management, Inc.

On December 22, 2006, the Company acquired all of the issued and outstanding shares of Plan Data Management, Inc. (“PDM”). The acquisition was accounted for using the purchase method of accounting. At December 31, 2006, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $15.0 million and was initially allocated to goodwill. In the first quarter of 2007, the Company received a preliminary report from its independent valuation firm of the fair market value of certain intangible assets acquired from PDM. As a result, the Company allocated $11.1 million from goodwill to identifiable intangible assets. In June 2007, the Company received the final valuation report and identifiable intangible assets were determined to be $9.8 million. The $9.8 million allocated to identifiable intangible assets includes customer relationships of $7.3 million to be amortized over a 10-year life, core technology of $1.9 million to be amortized over a 10-year life, existing software of $400,000 to be amortized over a three-year life, and $200,000 in tradenames to be amortized over a five-year life. Based on the final valuation report, the Company has recorded approximately $820,000 of amortization expense for the nine months ended September 30, 2007.

The estimated purchase price as of December 31, 2006 was approximately $19.6 million, which consisted of 491,488 shares of the Company’s common stock with a value of $16.28 per share (which represents the average closing price of TriZetto’s common stock for the 20 trading days ending October 27, 2006), cash payments of $8.0 million, assumed liabilities of $3.1 million and acquisition-related costs of $500,000. The issuance of the 491,488 shares of common stock and the cash payment of $8.0 million to PDM stockholders and option holders were completed in January 2007. At that time, the fair market value of the 491,488 shares of common stock issued had increased by approximately $1.0 million.

As of June 30, 2007, the purchase price increased by an additional $5.2 million for contingent consideration earned by PDM stockholders and option holders. The distribution of the contingent consideration consisted of cash payments of $2.3 million and the issuance of 149,664 shares of common stock in July 2007. At that time, the fair market value of the 149,664 shares of common stock had not changed significantly. The purchase price allocation for the PDM acquisition was based on the estimated fair value of the assets acquired of $25.8 million, which included approximately $3.8 million of current assets, $800,000 of non-current assets, and $21.2 million of goodwill and other intangible assets, and liabilities assumed of $3.1 million on the date of purchase. These amounts are preliminary pending final resolution of related tax adjustments.

PDM stockholders and option holders are also entitled to receive contingent consideration under each of the following circumstances: $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period. Additional contingent consideration of up to $8.0 million may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill. The merger consideration is also subject to adjustment based upon minimum cash and working capital balances or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. The contingent consideration is payable at the Company’s election in either cash or common stock.

Quality Care Solutions, Inc.

On January 10, 2007, the Company acquired privately held Quality Care Solutions, Inc. (“QCSI”). The acquisition was accounted for using the purchase method of accounting. At March 31, 2007, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $147.5 million. The Company received a preliminary report from its independent valuation firm of the fair market value of certain intangible assets acquired from QCSI. As a result, the Company allocated $55.9 million from goodwill to identifiable intangible assets. In June 2007, the Company received the final valuation report and identifiable intangible assets were determined to be $48.5 million. The $48.5 million allocated to identifiable intangible assets includes customer relationships of $37.5 million to be amortized over a 10-year life, core technology of $8.0 million to be amortized over a 10-year life, existing software of $2.2 million to be amortized over a five-year life, and $800,000 in tradenames to be amortized over a five-year life. Based on the final valuation report, the Company has recorded approximately $3.7 million of amortization expense for the nine months ended September 30, 2007.

The estimated purchase price as of March 31, 2007 was approximately $174.0 million, which consisted of cash payments of $146.4 million, assumed liabilities of $17.4 million, a $5.0 million contingent payment (the “Holdback”), and acquisition-related costs of $5.2 million. The amount of the Holdback will be reduced if QCSI has negative working capital, as defined in the Merger Agreement, on the closing date, or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. The purchase price allocation for the QCSI acquisition was based on the estimated fair value of the assets acquired of $174.2 million, which included approximately $24.1 million of current assets, $2.6 million of non-current assets, and $147.5 million of goodwill and other intangible assets, and liabilities assumed of $17.6 million on the date of purchase. These amounts are preliminary pending final resolution of related tax adjustments.

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

In connection with the QCSI acquisition, the Company adopted the Quality Care Solutions, Inc. Stock Option Plan based upon QCSI’s existing stock option plan. The maximum aggregate number of shares that may be issued under this plan is 375,446, of which 140,000 shares have been issued as of September 30, 2007. These options may only be awarded to those individuals that were employed by QCSI at the time of the merger. Unless previously terminated by the stockholders, the plan shall terminate at the close of business on December 31, 2007, and no options shall be granted under it thereafter.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and QCSI for the three and nine months ended September 30, 2006 as if the acquisition had occurred at the beginning of 2006, after giving effect to certain pro forma adjustments (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net revenue	$101,571	$301,631
Net (loss) income	$(7,952)	$657
Net (loss) income per share - diluted	$(0.19)	$0.01

This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it indicative of the results of operations which may occur in the future.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, the Company had recorded approximately $348,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, the Company’s December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, the Company has consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

10. Subsequent Events

On October 1, 2007, the Company (together with certain specified subsidiaries, the “Borrowers”) entered into Amendment Number Two to the Amended and Restated Credit Agreement dated January 10, 2007 (the “Amendment”), with Wells Fargo Foothill, Inc. The Amendment allows the Borrowers to request additional term loan draws through March 31, 2008 and further extends the application of an unused term loan commitment fee through April 1, 2008. In addition, the Amendment modifies the definition of “Share Repurchases” to permit the Company to repurchase up to $100.0 million of its common stock provided that the Company has liquidity (defined as the sum of unrestricted cash and cash equivalents plus availability of borrowings on our revolving line of credit) in excess of $80.0 million both before and immediately after giving effect to such transaction and provided that the share repurchase is consummated on or before March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer core administration software, including Facets Extended Enterprise™, QicLink Extended Enterprise™, QNXT™, enterprise cost and quality of care software, including Clinical CareAdvance™ and Personal CareAdvance™, and our NetworX™ suite for provider network management. The Company also provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, HealthWeb® and Benefit Cost Modeler. In addition, in connection with the recent acquisition of PDM, we provide business solutions for Medicare Advantage, Detection and Recovery Services and Healthcare Informatics. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. We serve 359 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In the third quarter of 2007, these markets represented 91% and 9% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings, backlog and net income. Total revenue in the third quarter of 2007 was $106.9 million compared to $86.4 million for the same period in 2006. Services and other revenue in the third quarter of 2007 was $93.4 million compared to $67.4 million for the same period in 2006. Products revenue in the third quarter of 2007 was $13.5 million compared to $19.0 million for the same period in 2006. Bookings in the third quarter of 2007 were $74.5 million compared to $75.9 million for the same period in 2006. Backlog at September 30, 2007 was $941.1 million compared to $747.8 million at September 30, 2006. Net income in the third quarter of 2007 was $9.6 million compared to a net loss of $5.7 million for the same period in 2006. These financial comparisons are further explained in the section below, “Results of Operations.”

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

We are continuing to target larger health plan customers. This has given us the opportunity to sell additional services such as software hosting, business intelligence, and business process outsourcing services. As the technology requirements of our customers become more sophisticated, our service offerings have become more complex. This has lengthened our sales cycles and made it more difficult for us to predict the quarterly timing of our software and services sales.

In May 2007, we made a decision to sunset our FACTS™ proprietary software product. A formal plan of restructuring was developed and includes four milestones to complete the final coding and release of FACTS™ 7.0. The final milestone to end sales and support of the FACTS™ software product is March 31, 2009. However, we currently intend to convert as many of our existing FACTS™ customers as possible to our Facets® or QNXT™ software platforms. The plan of restructuring includes the elimination of positions within the research and development group, which was formally communicated to all affected employees late in the second quarter of 2007. To retain key employees and to ensure that the final product milestones are achieved, benefit packages were provided and are contingent upon completion of these milestones. We currently estimate that the total amount of severance expense and retention bonuses to be accrued through the final milestone date on March 31, 2009 is approximately $1.0 million. As of September 30, 2007, we have accrued $199,000 related to severance expense and retention bonuses.

We are currently conducting an R&D tax credit study. The R&D tax credit is an incentive to retain and increase technological jobs within the United States and to reward innovation. At this time, we are in the process of estimating the potential benefit for 2007 and all prior income tax years.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the quarter ended September 30, 2007, approximately 87% of our total revenue was generated from services and other revenue and 13% was from products revenue.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue, or it cannot be offset by contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $5.1 million and $6.6 million as of September 30, 2007 and 2006, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of September 30, 2007, our evaluation determined that the carrying amount of these assets was not impaired.

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2007, we have recorded approximately $348,000 of accrued interest and penalties related to uncertain tax positions.

At January 1, 2007, our December 31, 2003 through December 31, 2006 tax years remain open to examination by the tax authorities. However, we have consolidated and acquired NOL’s beginning in tax years December 31, 1995 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

Revenue Information

Revenue by customer type and revenue mix for the three and nine months ended September 30, 2007, and 2006, respectively, is as follows (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue by customer type:
Health plans	$97,098	91%	$77,867	90%	$306,127	91%	$232,934	90%
Benefits administration	9,808	9%	8,570	10%	29,117	9%	26,531	10%

Total revenue	$106,906	100%	$86,437	100%	$335,244	100%	$259,465	100%

Revenue mix:
Services and other revenue
Outsourced business services	$23,983	22%	$20,378	24%	$71,425	21%	$64,366	25%
Software maintenance	31,863	30%	22,377	26%	92,431	28%	65,776	25%
Consulting services and other	37,555	35%	24,666	28%	110,753	33%	72,844	28%

Services and other revenue total	93,401		67,421		274,609		202,986

Products revenue
Software license fees	$13,505	13%	$19,016	22%	$60,635	18%	$56,479	22%

Total revenue	$106,906	100%	$86,437	100%	$335,244	100%	$259,465	100%

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

	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
12-month backlog	$225,500	$229,000	$236,700	$213,300	$191,600

Total backlog	$941,100	$944,400	$964,800	$858,200	$747,800

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

	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
Quarterly bookings	$74,500	$93,800	$99,900	$139,700	$75,900

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30 2006.

Revenue. Total revenue increased $20.5 million, or 24%, to $106.9 million in the third quarter of 2007 from $86.4 million for the same period in 2006. This increase resulted from an increase of $26.0 million from services and other revenue offset by a $5.5 million decline in products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $26.0 million, or 39%, to $93.4 million in the third quarter of 2007 from $67.4 million for the same period in 2006, which includes the impact of the PDM and QCSI acquisitions. This increase was the result of a $12.9 million increase in consulting services and other revenue, a $9.5 million increase in software maintenance revenue, and an increase of $3.6 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, HealthWeb® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, decreased $5.5 million, or 29%, from $19.0 million in the third quarter of 2006 to $13.5 million for the same period in 2007. The decrease was due primarily to the timing of license sales of our Facets® , NetworX™ and HealthWeb® software products offset by an increase in our QNXT™ software product sales.

Cost of Revenue—Services and Other. Cost of revenue for services and other increased $7.1 million, or 17%, to $48.9 million in the third quarter of 2007 from $41.8 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $3.3 million, primarily attributable to higher compensation and related costs of approximately $3.4 million, an $800,000 increase in outside services, and a $400,000 net increase in other costs. These increases were offset by a $1.3 million decrease in investment in infrastructure and technology costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. The increase in other costs was due primarily to an overall net increase in telecommunication expense, postage and freight, and facilities related expenses offset by a decrease in travel and bad debt expense.

Cost of revenue for consulting services and other revenue increased $3.8 million, primarily attributable to higher compensation and related costs of $1.5 million, a $1.5 million increase in outside services, and increased travel costs of $800,000. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects.

As a percentage of total revenue, cost of revenue for services and other approximated 52% in the third quarter of 2007 compared with 62% for the same period in 2006.

Cost of Revenue—Products. Cost of revenue for products, which excludes the amortization of acquired technology, increased $2.3 million or 69%, to $5.5 million in the third quarter of 2007 from $3.2 million for the same period in 2006. The overall increase was due primarily to higher compensation and related costs of $1.8 million and a $500,000 increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. The increase in other costs primarily included an overall increase in depreciation expense and amortization of capitalized software development, facility-related costs, outsourced contractors, and increased travel costs, offset by a decrease in investment in infrastructure and technology costs. As a percentage of total revenue, cost of revenue for products approximated 40% in the third quarter of 2007 compared with 17% for the same period in 2006.

Gross Margin. Gross margin, which excludes the amortization of acquired technology and other intangibles, increased from 48% in the third quarter of 2006 to 49% for the same period in 2007. The increase in gross margin resulted primarily from operating efficiencies and the improvement in pricing of our products and services.

Research and Development (R&D) Expenses. R&D expenses increased $4.1 million, or 39%, to $14.7 million in the third quarter of 2007 from $10.6 million for the same period in 2006. The overall increase in R&D expenses was due primarily to higher compensation and related costs of approximately $1.9 million, $1.2 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $500,000 and a $500,000 increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the continued development of QNXT™ and our proprietary software. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. The increase in other costs was due primarily to an overall increase in facility-related costs and travel. As a percentage of total revenue, R&D expenses approximated 14% in the third quarter of 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D spending (which includes capitalized R&D costs of $2.3 million in the third quarter of 2007 and $2.2 million for the same period in 2006), was 86% in the third quarter of 2007 compared with 83% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $10.7 million, or 30%, from $35.5 million in the third quarter of 2006 to $24.8 million for the same period in 2007. The overall decrease resulted primarily from $15.4 million in legal related costs that occurred in the third quarter of 2006. This decrease was offset by higher compensation and related costs of $2.7 million, a $500,000 increase in overall travel costs, a $500,000 increase in taxes, and an increase of $1.0 million in other costs. The decrease in legal related costs resulted from a $15.0 legal settlement and lower litigation costs of $400,000 related to the McKesson litigation settled in the third quarter of 2006. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Travel costs were impacted by increased headcount and conferences and trade shows held in the third quarter of 2007. Taxes increased specifically related to a sales and use tax audit. The increase in other costs primarily included a net increase in depreciation expense, sales and marketing expenses, professional fees and increased investment in infrastructure and technology costs. As a percentage of total revenue, selling, general and administrative expenses approximated 23% in the third quarter of 2007 compared with 41% for the same period in 2006.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $1.5 million, or 130%, to $2.7 million in the third quarter of 2007 from $1.2 million for the same period in 2006.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased $400,000, or 40%, to $1.3 million in the third quarter of 2007 from $900,000 for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI and an increase resulting from the adjustment of CareKey acquired technology based on the final valuation determined in the third quarter of 2006.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $1.2 million, or 494%, to $1.4 million in the third quarter of 2007 from $200,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI and an increase resulting from the adjustment of CareKey acquired other intangibles based on the final valuation determined in the third quarter of 2006.

Interest Income. Interest income increased $2.3 million, or 240%, to $3.2 million in the third quarter of 2007 from $900,000 for the same period in 2006. The increase was due primarily to higher cash balances in our investment accounts resulting from the proceeds received on the 2012 convertible notes and borrowings from the term loan.

Interest Expense. Interest expense increased $2.8 million, or 340%, to $3.6 million in the third quarter of 2007 from $800,000 for the same period in 2006. The increase is due primarily to a $1.6 million increase related to borrowings from the term loan and revolving line of credit and a $1.2 million increase related to the 2012 convertible debt.

Change in Fair Value of Derivative Liabilities. The change in fair value of derivative liabilities was $2.9 million in the third quarter of 2007 resulting from derivative liabilities in connection with our 2012 convertible notes entered into in April 2007. Derivative liabilities are presented at fair value and are marked to market each period with changes in the fair value recorded in earnings. We do not expect any additional adjustments beyond the third quarter of 2007.

Provision for (Benefit from) Income Taxes. Provision for income taxes was $3.2 million in the third quarter of 2007 compared to a benefit from income taxes of $100,000 for the same period in 2006. The effective tax rate was 24.9% for the third quarter of 2007 compared with negative 1.8% for the same period in 2006. The provision increase is due primarily to the elimination of the valuation allowance associated with our net operating loss carryforward, which occurred as of January 1, 2007, offset by the non-taxable gain on derivative liability instruments associated with our 1.125% convertible senior notes and a benefit recorded in connection with the Federal R&D credit for the current tax year.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30 2006.

Revenue. Total revenue increased $75.7 million, or 29%, to $335.2 million in the first nine months of 2007 from $259.5 million for the same period in 2006. Of this increase, $71.6 million related to services and other revenue and $4.1 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $71.6 million, or 35%, to $274.6 million in the first nine months of 2007 from $203.0 million for the same period in 2006, which includes the impact of the PDM and QCSI acquisitions. This increase was the result of a $37.9 million increase in consulting services and other revenue, a $26.6 million increase in software maintenance revenue, and an increase of $7.1 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, HealthWeb®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, HealthWeb® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, increased $4.1 million, or 7%, to $60.6 million in the first nine months of 2007, which includes the impact of the QCSI acquisition, from $56.5 million for the same period in 2006. The increase was due primarily to new license sales of our QNXT™ software product.

Cost of Revenue – Services and Other. Cost of revenue for services and other increased $25.7 million, or 21%, to $149.9 million in the first nine months of 2007 from $124.2 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $8.3 million, primarily attributable to higher compensation and related costs of $7.2 million, a $2.1 million increase in utilization of outside consultants, a $1.6 million increase in telecommunications expense and a $100,000 net increase in other costs. These increases were offset by a $1.5 million decrease in investment in infrastructure and technology costs and a $1.2 million decrease in depreciation expense. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. Telecommunication costs were impacted by increased spending related to customer connectivity and employee telecom equipment. The increase in other costs included an overall net increase in postage and freight and facilities related expenses offset by a decrease in travel costs. Depreciation expense related primarily to fully depreciated assets and a lower mix of equipment with longer estimated useful lives offset by new assets acquired from PDM and QCSI.

Cost of revenue for consulting services and other revenue increased $17.4 million, primarily attributable to higher compensation and related costs of $7.2 million, a $5.9 million increase in outside services, increased travel costs of $3.5 million and a $800,000 increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects. The increase in other costs primarily included facilities related expenses and increased investment in infrastructure and technology costs.

As a percentage of total revenue, cost of revenue for services and other approximated 55% in the first nine months of 2007 compared with 61% for the same period in 2006.

Cost of Revenue—Products. Cost of revenue for products, which excludes the amortization of acquired technology, increased $4.5 million, or 41%, to $15.4 million in the first nine months of 2007 from $10.9 million for the same period in 2006 to support the increase in our software license sales. The overall increase was due primarily to higher compensation and related costs of $4.7 million, an increase of $900,000 in amortization of capitalized software development costs, and a $1.3 million increase in other costs. These increases were partly offset by a $2.4 million decrease in royalty expense and decreased investment in infrastructure and technology. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, and the impact of the 2007 annual merit increases. The increase in amortization of capitalized software development costs resulted from the release for sale of new versions of certain of our proprietary software products over the past year. The increase in other costs included an overall increase in depreciation expense, facility-related costs, outside services and travel. The decrease in royalty expense was due primarily to the termination of a pre-existing royalty agreement with CareKey, as well as a decrease related to existing royalty agreements with various clients. Investment in infrastructure and technology was impacted primarily from purchases of hardware for client resale. As a percentage of total revenue, cost of revenue for products approximated 26% in the first nine months of 2007 compared with 19% for the same period in 2006.

Gross Margin. Gross margin, which excludes the amortization of acquired technology and other intangibles, increased from 48% in the first nine months of 2006 to 51% for the same period in 2007. The increase in gross margin resulted primarily from operating efficiencies and the improvement in pricing of our products and services.

Research and Development (R&D) Expenses. R&D expenses increased $15.1 million, or 47% to $46.9 million in the first nine months of 2007 from $31.8 million for the same period in 2006. The overall increase in R&D expenses was due primarily to $8.7 million in higher compensation and related costs, $3.3 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $1.4 million, and a $1.7 million increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the continued development of QNXT™. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. The increase in other costs included an overall increase in facility-related costs, an increase in travel and an increase in telecommunication expense. As a percentage of total revenue, R&D expenses approximated 14% in the first nine months of 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D spending (which includes capitalized R&D costs of $6.1 million in the first nine months of 2007 and $6.8 million for the same period in 2006), was 88% in the first nine months of 2007 compared with 82% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses remained flat at $80.9 million in the first nine months of 2007 compared to $80.8 million for the same period in 2006 due largely to legal related costs of approximately $19.1 million in the third quarter of 2006. These legal related costs were offset by higher compensation and related costs of $11.7 million, a $2.2 million increase in outsourced consultants and professional services, a $1.5 million increase in travel, a $1.3 million increase in investment and infrastructure and technology costs, an increase of $1.3 million in depreciation expense, a $1.1 million increase in sales and marketing related expenses, and a $100,000 increase in other costs. The decrease in legal related costs was attributed to a $15.0 legal settlement and lower litigation costs of $4.1 million related to the McKesson litigation settled in the third quarter of 2006. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Professional services and outsourced consultants increased due primarily to higher audit, internal audit and tax fees, in addition to consulting services provided for corporate and market strategy. Higher infrastructure and technology costs were driven primarily by support for internal initiatives and upgrades. The increase in depreciation is primarily due to the acquisition of assets from PDM and QCSI, in addition to leasehold improvements related to expansion projects completed in late 2006 for some of our existing facilities. Travel costs were impacted by increased headcount, an increase in employee meetings for strategic planning, and conferences and trade shows held in the first nine months of 2007. Sales and marketing related expenses also increased due to conferences and trade shows held in the first nine months of 2007. The increase in other costs included telecommunications expense and bad debt expense. As a percentage of total revenue, selling, general and administrative expenses approximated 24% in the first nine months of 2007 compared with 31% for the same period in 2006.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $4.6 million, or 122%, to $8.3 million in the first nine months of 2007 from $3.7 million for the same period in 2006.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased approximately $1.2 million, or 38%, to $4.3 million in the first nine months of 2007 from $3.1 million for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI, and an increase resulting from the adjustment of CareKey acquired technology based on the final valuation determined in the third quarter of 2006.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $3.3 million, or 518%, to $4.0 million in the first nine months of 2007 from $700,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI.

Interest Income. Interest income increased $3.9 million, or 143%, to $6.7 million in the first nine months of 2007 from $2.8 million for the same period in 2006. The increase was due primarily to higher cash balances in our investment accounts resulting from the proceeds received on the 2012 convertible notes and borrowings from the term loan.

Interest Expense. Interest expense increased $7.3 million, or 292%, to $9.8 million in the first nine months of 2007 from $2.5 million for the same period in 2006. The increase is due primarily to a $4.6 million increase related to borrowings from the term loan and revolving line of credit and a $2.4 million increase related to the 2012 convertible.

Change in Fair Value of Derivative Liabilities. The change in fair value of derivative liabilities was $400,000 in the first nine months of 2007 resulting from derivative liabilities in connection with our 2012 convertible notes entered into in April 2007. Derivative liabilities are presented at fair value and are marked to market each period with changes in the fair value recorded in earnings. We do not expect any additional adjustments beyond the third quarter of 2007.

Other Income. Other income decreased $180,000 due to the gain on sale of an internet domain name in the first nine months of 2006.

Provision for Income Taxes. Provision for income taxes was $12.1 million in the first nine months of 2007 compared to approximately $800,000 for the same period in 2006. The effective tax rate was 38.7% for the first nine months of 2007 compared with 10.1% for the same period in 2006. The provision increase is due primarily to the elimination of the valuation allowance associated with our net operating loss carryforward, which occurred as of January 1, 2007, offset by a benefit recorded in connection with the Federal R&D credit for the current tax year.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of September 30, 2007, the following sources of cash available to fund our operations include cash and cash equivalents totaling $249.9 million. Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings, described as follows:

•

In October 2005, we issued $100.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2025 (the “2025 Notes”). The 2025 Notes are convertible, at the holder’s option in certain circumstances, into shares of our common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments. The maximum conversion rate is 68.9655 shares for each $1,000 principal amount of 2025 Notes. The 2025 Notes bear interest at a rate of 2.75%, which is payable in cash semi-annually.

•

In January 2007, we amended and restated our Credit Agreement, initially established December 21, 2004, to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of September 30, 2007, we had outstanding borrowings on the revolving line of credit of $22.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January 2007, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI. We can borrow up to an additional $75.0 million under the term loan through and including March 31, 2008, at which time no additional funds can be borrowed under the term loan.

•

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”). The 2012 Notes are convertible, at the holder’s option in certain circumstances, into shares of our common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. The 2012 Notes bear interest at an annual rate of 1.125%, which is payable in cash semi-annually.

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

Summary of Cash Activities

As of September 30, 2007, we had cash and cash equivalents totaling $249.9 million. Significant cash flow activities for the nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$26,592	$26,092
Purchase of short-term investments	—	—
Purchase of property and equipment and software licenses	(12,064)	(8,420)
Capitalization of software development costs	(6,125)	(6,759)
Acquisitions, net of cash acquired	(145,393)	(42,424)
Proceeds from revolving line of credit, debt financings and capital leases	391,759	25,992
Payments on revolving line of credit, term loan, notes payable and capital leases	(121,480)	(21,479)
Employee exercises of stock options and purchase of common stock	9,525	7,529

Cash and cash equivalents increased $142.8 million in the first nine months of 2007 to $249.9 million at September 30, 2007 from $107.1 million at December 31, 2006. This increase was due primarily to net proceeds of $391.8 million from our revolving line of credit and debt financings (which included $230.0 million from our convertible debt offering in April 2007), cash provided by operating activities of $26.6 million, and $9.5 million in proceeds from employee option exercises and purchase of common stock. These cash inflows were partially offset by cash payments, net of cash acquired, of $145.4 million related to the acquisitions of PDM and QCSI, payments on our debt (including our revolving line of credit and term loan) of $121.5 million, and $18.2 million for capital spending.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of September 30, 2007 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$394	$394	$—	$—	$—
Capital lease obligations	2,605	1,181	1,182	242	—
Operating leases	62,904	13,526	20,182	12,867	16,329
Convertible debt	393,844	5,338	10,675	237,925	139,906

Total contractual obligations	$459,747	$20,439	$32,039	$251,034	$156,235

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$22,000	$—	$—	$22,000	$—
Term loan	85,346	15,521	69,825	—	—
Standby letters of credit	1,740	348	1,308	84	—

Total other commercial commitments	$109,086	$15,869	$71,133	$22,084	$—

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

As of September 30, 2007, we had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases.

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

Also excluded from the tables above are certain potential payments to former PDM and QCSI stockholders and option and warrant holders. PDM security holders may be entitled to receive additional contingent consideration as follows: $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. Additional contingent consideration of up to $8.0 million may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration is payable at the Company’s election in either cash or common stock.

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

It em 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We are exposed to market risk due to changes in interest rates such as the prime rate and LIBOR. This exposure is directly related to our normal operating and funding activities.

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal at our election to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of September 30, 2007, we had outstanding borrowings on the revolving line of credit of $22.0 million and $72.3 million outstanding borrowings on the term loan.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2007, we were providing services to 359 unique customers. One of our customers, the Regence Group, represented approximately 12% of our consolidated revenue in the first nine months of 2007. Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties which are not significant. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of workstations or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

•	healthcare e-commerce and portal companies, such as HLTH Corporation (formerly Emdeon Corporation), HealthTrio, Avolent, edocs and BenefitFocus;

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego and M2;

•	care management software and service companies such as HealthTrio, MEDecision, McKesson, HLTH Corporation, HealthAtoZ and Click4Care;

•	consumer retail software and services companies such as, CareGain and FiServ; and

•	health plans, themselves, some of whom are providing hosting and BPO services to the marketplace and leveraging capabilities across the aggregated membership of multiple organizations.

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

As of September 30, 2007, our total consolidated long-term debt was $415.0 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

On various dates, holders of certain of the Notes may require us to purchase, for cash, all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid interest. If a fundamental change occurs, as defined in the Indentures, including a change in control transaction, holders of the Notes may also require us to repurchase, for cash, all or a portion of their Notes. In addition, upon conversion of the Notes if we have made an irrevocable election to settle conversion in cash, we would be required to satisfy our conversion obligation up to the principal amount of the Notes in cash. Our ability to repurchase the Notes and settle the conversion of the Notes in cash is effectively subordinated to our senior credit facility and may be limited by law, by the Indentures, by the terms of other agreements relating to our senior debt and by indebtedness and agreements that we may enter into in the future which may replace, supplement or amend our existing or future debt. Our failure to repurchase the Notes or make the required payments upon conversion would constitute an event of default under the Indentures, which would in turn constitute a default under the terms of our senior credit facility and other indebtedness at that time.

Our common stock price has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the nine months ended September 30, 2007, the closing price of our common stock ranged from a high of $21.68 to a low of $15.63. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Period	Total number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	1,787	$18.00	—	—
August 1, 2007 – August 31, 2007	9,704	$17.67	—	—
September 1, 2007 – September 30, 2007	—	—	—	—
TOTAL	11,491	$17.72	—	—

(1)	All share acquisitions set forth in this table were made in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

It em 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment to Confirmation, dated July 26, 2007, between Deutsche AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.8 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.2*	Amendment to Confirmation, dated July 26, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.9 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.3*	Amendment to Confirmation, dated July 26, 2007, between UBS AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.10 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.4	Second Amendment to the Amended and Restated Credit Agreement, dated October 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: November 2, 2007	By:	/s/ Robert G. Barbieri
Robert G. Barbieri
(Principal Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1*	Amendment to Confirmation, dated July 26, 2007, between Deutsche AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.8 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.2*	Amendment to Confirmation, dated July 26, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.9 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.3*	Amendment to Confirmation, dated July 26, 2007, between UBS AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.10 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501).

10.4	Second Amendment to the Amended and Restated Credit Agreement, dated October 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.