Form 10-K
period 2007-12-31
TRIZETTO GROUP INC
filed 2008-02-15
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicated by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported on the NASDAQ Stock Market, was $827.6 million. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of February 12, 2008 was 42,897,550.

Documents Incorporated by Reference

Part III of this Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders.

THE TRIZETTO GROUP, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

PART I

Item 1—Business

OVERVIEW

TriZetto is distinctly focused on accelerating healthcare payers’ ability to lead the industry’s transformation by providing information technology solutions that enhance revenue growth, drive administrative efficiency and improve the cost and quality of care for their members. We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. These include:

•

Enterprise administration software facilitates core payer operations such as benefit plan design, enrollment, claims processing, billing and payment. Significant administration software products include Facets®, QNXT™, QicLink™ and Facts™, each of which are targeted to different types of customer needs. In addition, TriZetto offers a number of add-on and standalone components to these software systems such as FacetsTM Workflow, FacetsTM eXtended Integration, QicLink™ Autodental, and Web Solutions Suite. These component products provide additional functionality or throughput to TriZetto’s core software products as well as third-party enterprise administration systems;

•

Cost and quality of care software help payers extend health and wellness services to more of their membership and reduce the costs of care. Significant care management software products include TriZetto CareAdvance Enterprise®, which gives payers tools to address the full spectrum of care management for all members, including case, disease, population and utilization management – improving the usage related costs; and TriZetto NetworX Suite™, which gives payers tools to better manage provider networks and complex tiered contracts – improving the unit costs of care for members;

•

Revenue enhancement software and services help payers capture wasted or misdirected funds, especially for government funded claims. These assist Medicare Advantage and Medicare Part D plans to optimize revenue, reduce administration costs and improve compliance, as well as provide fraud, waste and abuse detection and prevention;

•

Software hosting services and select business process outsourcing services reduce customers’ information technology fixed costs and risks, and can accelerate speed-to-market for new insurance product offerings and services; and

•	Strategic, installation, and optimization consulting services assure realization of the full benefits of our software, accelerate implementation times and reduce systems architecture risks.

In the U.S. healthcare system, payers effectively balance the demands of all the different constituents in the healthcare system including employers, providers, consumers and brokers. As a result, payers are the central aggregation point for data from across the systems and payers are information-intensive businesses. New government regulations, shifting market trends and competition constantly pressure these payers to improve and change their product offerings, business policies and processes. To enable these changes, payers must regularly upgrade their information technology systems. Many payers, especially the largest, have traditionally developed their own information systems in-house. But, increasingly in recent years, payers have utilized commercial systems to reduce information technology and business costs, and accelerate their time-to-market for new products, enhanced efficiency and competitive advantage.

TriZetto has three unique assets, which drive its value for customers and provide sustainable competitive advantage:

•

TriZetto has one of the largest groups of systems experts in the payer industry. This expertise spans hundreds of different payers and systems. This depth of experience provides a unique foundation for understanding customer needs and developing solutions ahead of the market;

•

Leveraging its unique expertise, TriZetto has built one of the largest set of integrated software solutions available to the payer market. For customers, this means one-stop shopping and substantially reduced systems integration cost and risk; and

•

TriZetto technology touches more than 146 million lives, which is over half the insured population of the U.S. This large number of payers and members on common technology platforms provides a unique distribution channel into the payer market, through which additional products and services can be delivered. In the longer term, this broad footprint provides opportunities to accelerate the development and adoption of new information technology solutions, such as the next generation of cost and quality of care solutions, real-time claims adjudication and payment, and pay for performance.

We provide products and services to 351 unique customers, including those of our recent acquisitions, in the health plan and benefits administrator markets. In 2007, these markets represented 92% and 8% of our total revenue, respectively.

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

Of the 10 acquisitions, the Erisco and RIMS acquisitions completed in the fourth quarter of 2000, the CareKey acquisition completed in the fourth quarter of 2005, and the QCSI acquisition completed in the first quarter of 2007 were our most significant. Erisco’s main product, Facets® and QCSI’s main product, QNXT™, are the leading administrative systems for managed health plans in the country. QicLink™, developed by RIMS, is the leading automated claims-processing system for benefits administrators. Our CareAdvance™ products, acquired from CareKey, are considered among the leading solutions for care management, which is experiencing rapidly growing demand from employers. With these acquisitions and organic growth, TriZetto built a customer base with more than 146 million enrollees (59% of the U.S. insured population) and attained a leadership position in two market segments of the payer industry, health plans and benefits administrators.

FINANCIAL INFORMATION

Please refer to Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue, net income, and total assets for the last three years.

OUR STRATEGY

Rising healthcare costs and health insurance premiums are causing employers, as well as federal and state government programs, to shift more of the cost of healthcare benefits to consumers in the form of higher premium contributions, deductibles, co-insurance and co-payments. Between 2002 and 2007, average premiums for family coverage in the United States increased 78%, while wages grew only 19%. Typical family out-of-pocket healthcare costs now exceed 10% of the average annual wage. As a result of increased personal spending on healthcare, healthcare consumers (i.e., employees and their family members, individuals, and retirees) are demanding better service, efficiency, and value from their health plan. This includes improved information regarding health care benefit and insurance coverage options, better information to determine the most efficient methods to fund out-of-pocket costs, real-time information regarding benefits eligibility and accessibility, accurate information at the point-of-service regarding out-of-pocket costs (i.e., patient or consumer financial responsibility), real-time information regarding healthcare fund balances and claims payment status, and increased comparative data and intelligence regarding healthcare provider cost (i.e., pricing) and quality.

We believe that payers will play a central and leading role in the evolution of the U.S. healthcare industry. We also believe that most health plans and benefits administrators must evolve and improve their technology infrastructures, software applications, and business processes to compete in this changing healthcare marketplace. We recognize that the evolution of the healthcare industry to a more retail-like environment may be gradual or in steps. Our strategy, therefore, is to protect our existing customers’ investment in our products and services through ongoing research and development that allows for systematic upgrades of existing capabilities, while providing both existing and new payer customers with innovative information technology products and services that help them strengthen their IT capabilities, and transform their businesses to prosper in this more consumer-centric environment. Key elements of our strategy include:

•

Help customers anticipate change and migrate toward a successful future. We have always articulated for our customers our vision of the future of healthcare and the technology necessary to get there. In 2007, we introduced a new vision concept, Integrated Healthcare Management, which identifies three core systems areas, which must converge to provide shared information and aligned incentives throughout the healthcare supply chain. As health benefit administration, care management, and constituent engagement systems converge, consumers will see significant improvements in the coordination of their benefits and care. Every year, the company introduces additional products and services that provide our customers with systems components that help them build for the future.

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

•

Offer market-leading enterprise administration software for health plans and benefits administrators. As some of the most information-intensive businesses in the U.S., payers spend about 11% of the premiums they collect on administration activities. Efficient and accurate enterprise administration systems are critical to success. We continuously upgrade our enterprise administration systems to provide leading functionality for new and changing market demands. Software customers are entitled to these new versions of our software as part of their paid maintenance agreements. With the acquisition of QCSI in January 2007, TriZetto believes it holds the three leading enterprise administration software engines for health plans of any size and for benefit administrators: Facets® , QNXT™ and QicLink™.

•

Offer innovative enterprise cost and quality of care applications. Payers spend an average of 86% of premiums collected on the cost of care for members. But disease management programs only affect costs for a small portion of the total membership. With the increasing pressure of continuously rising medical costs, payers are looking for additional ways to manage the costs of care. At the same time, employers are increasingly demanding value-added care management and wellness programs from insurers. These two factors are driving increasing interest in TriZetto’s cost and quality of care solutions, which address both the unit costs of care as well as the volume usage related costs. TriZetto’s suite of cost and quality of care solutions are complementary to our enterprise software solutions and allow us to help payers address the vast majority of healthcare medical costs not focused solely on health plan administration activities. TriZetto’s NetworX Pricer™ and NetworX Modeler™ applications allow health plans to improve the provider contracting process, as well as to automate the administration of these provider contracts to reduce the aggregate unit cost of care. Our CareAdvance Enterprise™ suite of advanced care management solutions addresses traditional utilization, case and disease management, as well as provides secure, portable and personalized health records to facilitate proactive population management. By improving patient wellness, these solutions better control the total usage of healthcare resources and reduce payers’ aggregate usage-driven costs of care for members. While these applications are architecturally engineered to most easily integrate with other TriZetto products such as Facets®, they are also of high value to customers who run enterprise administration systems not developed by TriZetto.

•

Enhance the value of our core enterprise technology with a variety of add-on software solutions and a continuum of services. In addition to offering leading enterprise administration and care management solutions, TriZetto has created a number of high-value add-on systems that increase the performance of TriZetto systems and extend the value and return on investment for customers. TriZetto’s enterprise systems are very large applications that require significant work to install and optimize. Like many other enterprise software companies, TriZetto offers complementary services that assist customers in achieving business success, including: professional services, or consulting, for installation and optimization of the company’s software. For customers who desire to reduce their data center or overall processing costs, TriZetto also offers software hosting services and business process outsourcing services. These typically are sold as add-ons following the sale of TriZetto software.

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

OUR PRODUCTS AND SERVICES

TriZetto is powering Integrated Healthcare Management, the systematic application of processes and shared information to optimize the coordination of benefits and care for the healthcare consumer. With its technology touching nearly half of the U.S. insured population, TriZetto is uniquely positioned to drive the convergence of health benefit administration, care management and constituent engagement. The company provides premier information technology solutions that enable payers and other constituents in the healthcare supply chain to improve the coordination of benefits and care for healthcare consumers.

Building upon its premier position in core administrative capabilities, over the past five years, TriZetto has pioneered the next generation of advanced care management and provider network technologies while introducing a unique and innovative approach to engaging all players in the healthcare supply chain through our integrated constituent model. TriZetto solutions include enterprise core administration, care management, network management, consumer retail healthcare and government programs.

In 2007, we derived approximately 48% of our total revenue from license and maintenance fees for our proprietary enterprise core administration software. Our Facets®, QNXT™, Facts™ and QicLink™ applications are recognized in their respective markets for providing advanced solutions that enhance revenue growth, drive administrative efficiencies and improve the cost and quality of care.

Of our total revenue in 2007, 2006, and 2005, we spent 16%, 15%, and 14% respectively, on software development (expensed and capitalized), primarily for our proprietary software products.

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

Facets® is available to customers on a hosted or non-hosted basis; it includes core functionality and add-on modules that provide the following features and benefits for health plans:

•	Flexible, integrated technology to support multiple lines of business and in-depth functionality which provide for the essentials of health plan administration;

•	Simplified entry of benefit plan information;

•	Enhanced views of customer service data;

•	Integrated HIPAA functionality to satisfy standard electronic transactions and privacy regulations;

•	Consumer directed healthcare, Medicare and Managed Medicaid solutions;

•	Functions to support complex provider contracts and automated pricing of claims;

•	Integrated workflow for claims, customer service and group administration;

•	Extended integration tools to enable customers to access key business logic;

•	Extensive use of Service-Oriented Architecture (SOA) that emphasizes Web-enabled interoperability to simplify integration of third-party applications; and

•	Choice of leading databases — Oracle, Microsoft SQL and Sybase.

At December 31, 2007, we had 78 implementations of Facets® at customers comprising approximately 84 million member lives under contract. Many customers have purchased or are updating to Facets® 4.3 through 4.5. Over 90 enhancements have been made in recent versions of Facets® with an emphasis on supporting government programs, consumer retail, customer service and scalability. These upgrades are included in customers’ annual release fees. In addition, unspecified upgrades generate opportunities to sell consulting and other services to assist with the upgrades, as well as add-on modules that work exclusively with this new version of Facets®.

QNXT™. QNXT™ is a comprehensive, flexible enterprise-wide core administration solution acquired through our acquisition of QCSI. The QNXT™ system is a patented, open platform designed based upon a Service Oriented Architecture employing web services (.NET, XML, and Simple Object Access Protocol or SOAP). QNXT™ provides a broad set of functionality to healthcare payers to meet their business requirements utilizing a thin client web based user interface. QNXT™ core functionality includes: claims processing, claims re-pricing, capitation/risk fund management, premium billing, provider network management, group/membership administration, referral management, hospital and medical pre-authorization, case management, customer service, and electronic data interchange.

QNXT™ is available on a hosted or non-hosted basis. QNXT™ also offers a number of integrated add-on applications that allow organizations to extend the advantages of QNXT™ across multiple lines of business including:

•	QNXT™ A/R: Provides healthcare organizations with one of the industry’s most powerful integrated solutions for managing receivables, eligibility and claims;

•	QNXT™ Connect: A proven set of tools and web services which enables the electronic exchange of HIPAA-ready standard transactions between a health plan and their trading partners;

•

QNXT™ Dental: An enterprise dental payer software application system that administers all lines of business and easily manages the complex relationships between the health plan, its members, and providers;

•	QNXT™ View: A web-based application that allows providers, members and sponsors/employers real-time, self-service access to health benefits and claims information via the Internet; and

•

QNXT™ Case Management: Allows health plans to integrate workflows for authorization and referral management, concurrent review, discharge planning, complex case management and chronic care management programs.

At December 31, 2007, we had 45 implementations of QNXT™ at customers comprising approximately 15 million member lives under contract.

Facts™. Introduced in 1980, Facts™ is designed for the indemnity insurance market, specifically managed indemnity, and group insurance. Facts™ software, which we acquired in our acquisition of Erisco, is a legacy software application which is used for the essential administrative transactions of an indemnity plan, including enrollment, rating and premium calculation, billing, and claims processing. At December 31, 2007, we had 36 Facts™ customers totaling more than 48 million lives.

In May 2007, we made a decision to sunset our FACTS™ proprietary software product. A formal plan of restructuring was developed and includes four milestones to complete the final coding and release of FACTS™ 7.0. The final milestone to end sales and support of the FACTS™ software product is March 31, 2009. However, we currently intend to convert as many of our existing FACTS™ customers as possible to our Facets®, QNXT™ or QicLink™ software platforms. The plan of restructuring includes the elimination of positions within the research and development group, which was formally communicated to all affected employees late in the second quarter of 2007. To retain key employees and to ensure that the final product milestones are achieved, benefit packages were provided and are contingent upon completion of these milestones.

QicLink™. QicLink™ is one of the nation’s most widely-used automated claims administration technology for benefits administrators. Its flexible design is well suited for third party administrators, as well as organizations that self-fund or self-administer their health benefits. QicLink™ is a full-functioned enterprise system that handles enrollment, customer service, claims adjudication, billing and accounts receivable, re-pricing, and payment process, and is available to customers on a licensed, hosted or BPO basis. Recent product releases include functionality enhancements designed for the consumer-directed market that include debit card processing, expanded auto adjudication and web-based customer service. QicLink has recently completed a major technology platform change, moving from a Unix®-based system to the Microsoft®.NET™ -connected framework. This new release delivers access to MS SQL Server® relational database functionality and the rapid development and deployment tools afforded by the .NET technology platform. QicLink™ is also being integrated with targeted third party solutions as part of the TriZetto Premier Partnership Program™ to provide affordable access to programs that will help benefits administrators better manage the cost and quality of care. At December 31, 2007, we had 118 QicLink™ customers, totaling more than 6 million lives.

Workflow. The add-on Workflow application for Facets™ automates manual processes and streamlines workflows, helping health plans to reduce claims turnaround times, improve customer response and facilitate the creation of employer groups. With Facets™ Workflow, claims are prioritized and routed automatically according to rules established by the plan’s business staff. Faster claims turnaround times allow health plans to realize lower overall operating costs, as well as nearly immediate return on investment through prompt-pay discounts. Facets™ Workflow functionality for Customer Service focuses on the management of work items that are not resolved upon initial contact with customer service representative. Facets™ Workflow functionality for Group Administration allows customers to administer the creation of new groups and facilitates the group renewal process. The application gives health plans a competitive advantage: faster, more accurate claims adjudication and reduced customer response time, which translates directly into improved service for plan members and providers.

Cost and Quality of Care. As cost and quality of care issues move to center stage for health plans, the ability to automate care and provider management becomes key to improving care outcomes and decreasing costs. TriZetto offers solutions for both care management and network management.

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

CareAdvance Enterprise™. Until 2004, the majority of TriZetto’s solutions focused on payers’ administrative costs. In 2004, TriZetto partnered with CareKey to offer the CareAdvance™ suite of care management solutions. TriZetto completed its acquisition of CareKey in December 2005 and began marketing the CareAdvance™ suite as TriZetto CareAdvance Enterprise™. TriZetto CareAdvance Enterprise™ automates all aspects of care management, including: member identification and assessment; guideline-based care planning; member and provider communications; task and team management; ongoing member monitoring, education and care coaching; personalized health content and interventions; and multi-stakeholder granular reporting for a variety of constituents. The system integrates with TriZetto’s Facets® administrative system as well as other core administration systems to provide real-time access to member administrative data including claims, eligibility, benefits and authorizations. CareAdvance Enterprise™ extends effective care to more members and allows a health plan to serve all its members’ medical management needs on one platform, including utilization management, catastrophic care coordination, chronic disease management, wellness, and family care for both commercial and Medicare populations.

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

At December 31, 2007, TriZetto had 18 CareAdvance™ customers, representing more than 18 million lives.

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

NetworX™ Suite. NetworX™ was the first enterprise-wide management system and claims re-pricing solution for preferred provider organizations. The NetworX™ suite of products helps all types of payer organizations model provider contracts and automate the pricing of complex facility claims. NetworX Pricer™ is a specialized application, which automates the claims pricing process for health plans. NetworX Pricer™ is available as a component solution for integration with any claims system or as an integrated module of Facets. NetworX Modeler™ is a standalone application to support the automated modeling and analysis of contracts to help health plans project the financial implications of contracts when negotiating with providers in their network. NetworX Pricer™ and NetworX Modeler™ have an innovative interface, which allows users to share contract data between the two systems.

Health plans can license the network management software or host it through TriZetto’s Hosting Services. Health plans can also use TriZetto Professional Services to implement NetworX™ for their network management operations. Specific services include implementation, contract loading third-party interface development, and optimization.

Market Solutions

Two pervasive market forces are driving dramatic changes in healthcare today:

•	A surge in government healthcare programs as baby boomers drop out of private plans and into Medicare programs while the Medicaid-eligible population grows; and

•	Continued pressure on the consumer to pay more of individual healthcare costs to offset the rapidly increasing costs.

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

Fund Management. Combining Facets® CDH Account Management Module, Metavante’s Benefits Card Platform and financial services, TriZetto’s Fund Management solution enables Facets® users to administer FSA, HRA and HSA plans on the Facets® platform. Our pre-integrated solutions enables debit card access for FSA, HRA and HSA accounts via a single card. Through Metavante, the fund management solution provides integration with ACS/Mellon, HSA Bank, and other preferred financial institutions, for “one-step” HSA account management. Members can track HSA account spending and manage fund investments while benefiting from the health plan’s education, online services and enrollment capabilities.

Constituent Web Solution. Constituent Web Solution, formerly HealthWeb®, allows health plans to exchange information and conduct business with providers, members, employers, and brokers on a secure basis over the Internet. The Web Solutions suite (or individual applications for Member Enrollment, Member Service, Provider Service, and Employer/Broker Bill, Enrollment and Service) is installed on the health plan’s web servers or offered on a hosted basis and then configured according to customer preferences. The applications are easy to use and personalized for each customer, providing access to the business applications and content needed to perform typical healthcare tasks. Web Solution modules are designed to manage online eligibility, authorizations, referrals, benefit verification, claims status, claims adjudication, and many other transactions benefiting physician offices. The modules also support enrollment, billing, benefit cost modeling, demographic changes, primary care physician selection, identification card requests, and other transactions for providers, employers, brokers, and health plan members. These solutions reduce customer service calls, increase satisfaction levels and trim administrative costs and labor, accelerating the payer’s return on investment in technology.

Benefit Cost Modeler. Benefit Cost Modeler is a Web-based decision-support tool that calculates the dollar amount that the member can expect to pay for healthcare in the year ahead, based on the parameters of each health plan evaluated and on the member’s projected utilization of services. Side-by-side comparisons of the financial implications of each health plan option help employees make choices that make sense.

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

Government Programs

TriZetto offers solutions that assist payers as they compete in the rapidly growing Government programs marketplace. Medicare and Medicaid both offer health plans an opportunity to expand their membership. TriZetto government solutions, which are built on both our core and cost and quality of care software, allow our customers to expand their offerings to include Medicare Part D, Medicare Advantage and Managed Medicaid. Health plans that hope to capture and profitably increase their share of these markets must achieve high levels of administrative efficiency, differentiate themselves from competitors, comply with The Centers for Medicare and Medicaid Services (CMS) rules, and provide quality services to their members. TriZetto provides the tools and services to help them achieve these goals.

Medicare and Medicare Part D. Facets® and QNXT™ are leading core administration systems for healthcare payers with more than 40 plans relying on TriZetto’s core systems for Medicare claims administration. TriZetto offers targeted solutions for Managed Medicare and Medicare Part D. TriZetto provides core administration software along with care management and network pricing for Medicare to assist a plan’s efforts to control their administrative costs while providing high quality and cost effective care for their seniors. Our Medicare FastTrak solution integrates Facets, Hosting Services and BPO to implement a solution in six months. As more plans make the decision to outsource their Medicare business, TriZetto is there with Medicare BPO services to assist the plan in managing this critical line of business.

Medicaid. TriZetto is also a leader in providing core administration systems for Managed Medicaid plans. Our solutions can efficiently handle claims processing as well as enrollment, medical-management and workflow processes for Medicaid membership. We continue to enhance our solution to accommodate the evolving Medicaid reporting requirements and other administrative demands. Health plans can purchase these solutions in a license, hosted or BPO option, including an integrated solution—FastTrak—that implements in six months.

PDM. In 2006, TriZetto acquired Plan Data Management, a leading business solutions company to the Medicare Advantage industry. PDM provides products to assist plans in four key Medicare Advantage requirements including enrollment administration, HCC revenue management, Financial reconciliation and Claims and Prescription Drug Event (PDE) administration. Plan Data Management is also a leading provider of fraud, waste and abuse (FWA) services, currently assisting payers covering over 12 million lives.

Medicare Consulting Services. TriZetto consultants can work on-site to assist payers with such tasks as implementing Medicare solutions, development of a plan for entering the Medicare market, and preparing for a CMS audit. Through best-practices models, TriZetto can also help ensure that plans optimize administrative systems.

Outsourced Business Services

In 2007, we derived approximately 21% of our total revenue from outsourced business services. Our outsourced business services fall into two categories, software hosting and application management and business process outsourcing, both of which are described in more detail below.

Software Hosting and Application Management. TriZetto Hosting Services include integrating, hosting, monitoring, and managing our proprietary software applications alongside other software applications from third party vendors. We deliver software on a cost-predictable subscription basis, through multi-year contracts that include service levels.

TriZetto Hosting Services include implementing, hosting and supporting Facets®, CareAdvance Enterprise™, Constituent Web Solution®, NetworX™, QicLink™ and the third-party applications with which these systems interface. Dedicated teams provide deep knowledge in technical architecture, application support, performance and tuning, operations and release management. The data center operates 24x7x365 and offers a Class 5 (highest level) data center that includes disaster recovery capabilities that support HIPAA and internal control requirements.

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

Our business process outsourcing services include:

•	Benefit and Provider Configuration Rule Set-Up. We configure, and can maintain, the customer’s software according to the customer’s specific benefit plans and provider payment arrangements;

•

Document Imaging/Electronic Data Interchange (EDI) Processing. We accept and process claim forms, enrollment documents and other documents submitted via paper or EDI, and scan all images for electronic retrieval;

•

Medical, Dental, and Specialty Claims Processing. We process claims submitted for services under a variety of products and lines of business, adjust payments, and coordinate benefits. We also generate, print, and distribute claims payment checks and remittance notices to appropriate claimants and to health plan members;

•

Membership and Enrollment Processing. We set up employer group and individual membership information and process transactions regarding benefit plan selection, assignment of primary care physicians, and membership changes. We also issue member identification cards and perform other related administrative tasks;

•	Premium Billing. We generate, print, and mail invoices, post payments received on behalf of the health plan, and reconcile employer group and individual member accounts against billed amounts;

•

Print and Mailing Services. We print and mail functional area output documents such as enrollment cards, claims payment checks, remittance notices, premium invoices, broker commission checks, and capitation payments along with supporting documentation; and

•

Business Continuity Services. We have facilities and personnel available to assist customers using our proprietary products to meet business processing requirements in the event of a loss of a customer site.

Health plans can purchase these services on a retainer or project basis. These business process outsourcing services are generally provided in our centralized processing locations. Approximately 225 employees are located at our various processing sites, providing services for customers using our Facets®, QicLink™, and other proprietary and third-party software systems.

Professional Services

We derived approximately 31% of our revenue from professional services in 2007, mainly from consulting and implementations associated with our proprietary software, software hosting, and other outsourcing contracts. As of December 31, 2007, we employed approximately 350 professional services personnel.

Our professional services team helps our customers implement and leverage technology with end-to-end capabilities that reduce operational risk while accelerating their ability to support new business lines, change consumer behavior with care management and use business intelligence to drive change management.

Our team has the ability to assess, select, implement and optimize technology and processes to match the payers’ business needs across all of TriZetto’s proprietary software products, including Facets®, CareAdvance™, QNXT™, Constituent Web Solution®, HIPAA Gateway, and NetworX™ Suite. TriZetto offers payers five end-to-end capabilities: product expertise, technology integration, user effectiveness training, operational efficiency, and delivery leadership.

Product Expertise. TriZetto provides product-certified, payer industry experts to drive product configuration through implementation, testing, and go-live. With unparalleled product expertise, senior-level product consultants specialized in TriZetto products and vertical markets (e.g., Medicare) typically become a “trusted advisor” to the payer’s project team. Product consultants are onsite, dedicated resources for a project duration and have a heavy focus on knowledge transfer. While payers use product consultants typically for implementation and upgrade help, they can also engage this function to troubleshoot problems and optimize operations. Product consulting includes:

•	Configuration design;

•	Data preparation and analysis;

•	Go-live support; and

•	Post-implementation optimization.

Technology Integration. TriZetto’s Technology Integration services enable payers to integrate TriZetto solutions into their IT environments and expand their capabilities to map to business needs. Technology Integration services can be broken into two categories: Technology Consulting and Customer-Specific Solutions. Technology Consulting has three focus areas:

•	Enterprise Architecture services - Optimize client investment in infrastructure and TriZetto technology to improve scalability and system performance;

•	Environment setup and management: - Install and maintain test environments during application implementation; and

•	Performance and optimization - Troubleshoot performance issues and help payers optimize the overall system architecture.

In addition, TriZetto’s Customer-Specific Solutions help payers modify TriZetto applications to meet their unique business needs. This includes the following service areas:

•

Conversion services: Convert customer’s legacy system data to TriZetto’s systems including Facets®, QNXT™ and NetworX™. This includes the migration of customer’s existing membership, provider, claims and other data from legacy systems; and

•

Application, Extension, Interfaces and Reports Development: Includes requirements analysis, design and development of custom solutions including interfaces, extracts, extensions, and mini-applications tailored to customer-specific development needs.

User Effectiveness. TriZetto has application training and certification programs for its products. The overall certification program, which was developed in 2007, will be rolled out in early 2008. Application training includes:

•	Facets® Application and Technical Training Courses;

•	NetworX™ Training Courses;

•	CareAdvance™ Training Courses;

•	Training Development Services; and

•	Post Go-Live Training Services.

Operational Efficiency. TriZetto’s Operational Efficiency services help payers increase their administrative efficiency in three key areas: business processes, business intelligence and testing.

•

Business Process Engineering: Drives measurable improvements in productivity, cost savings and quality by mapping technology to the business processes and people it supports. The team uses over 2,000 Facets-specific process models to simulate processes, identify bottle necks, model process improvements and forecast their effect.

•

Business Intelligence (BI): As information is the key to helping consumers make better health decisions, our BI services continue to take a more integral role in payer operations. BI’s focus has continued to evolve from an IT driven technology to information used by the business operations to assess and understand customer needs. Our BI capabilities include assessment, engineering and implementation of BI solutions including helping payers build a data warehouse.

•

Test Strategy and Execution: TriZetto resources provide testing support and process knowledge related to TriZetto applications during implementations. We support both business testing (requirement review and definition, testing methodology and standards and test data build and mining) and technical testing (batch, tools-based automation and environment management).

Delivery Leadership. TriZetto’s unique Delivery Leadership model integrates proven Program and Project Management capabilities into a single function. It includes leadership support for very large scale, multi-phase implementations, which include multiple application installations and configurations, and application specific project management inside a wider project. Delivery Leadership capabilities include:

•	On-site program and project managers to interact, guide, mentor, and support clients;

•	Project governance, planning & reporting (e.g., Steering Committee) based on quantitative metrics on progress and issues;

•	Scope, budget & communication management;

•	Project quality and risk reviews (QA) from Executive Perspective;

•	Project financial analysis;

•	Partnership with customer management team; and

•	Customizable to client PMO structure.

SALES AND MARKETING

Our primary sales and marketing approach is to utilize our direct sales force to promote TriZetto as the single source for comprehensive healthcare information technology products and services to payers. As of December 31, 2007, we had approximately 95 sales, sales support, account management and marketing employees throughout the United States. Our professional sales force sells our entire range of offerings to current and prospective customers, including enterprise core administration software, network management and care management, outsourced hosting and business services, and consulting services. We also have specialized sales personnel who focus exclusively on our care management applications. Separate sales teams have been established for the health plan and benefits administration markets. Our solutions architecture team supports application and service sales while our sales support team provides in-depth technical information, provides product demonstrations and negotiates contracts with our customers and prospects. To support the overall sales process, multi-disciplinary pursuit teams are established for each major prospect, spearheaded by a member of executive management.

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

Hosted clients interact most directly with TriZetto’s customer delivery management (CDM) business unit. The CDM provides ongoing customer support and “customer-facing” functions for TriZetto’s hosted customers and reports directly to the senior vice president of Enterprise Infrastructure (i.e., hosting operations). In addition to providing the customer support services identified above, the CDM is primarily responsible for managing service level commitments and supervising the delivery of customer’s specific production processing services (e.g., batch processing, online availability, file transfers, connectivity, and issue resolution) for hosted customers. This service-oriented business unit is composed of TriZetto’s Customer Support Help Desk and a dedicated customer delivery team composed of customer leads and a customer delivery executive (CDE).

COMPETITION

The market for healthcare information technology services is intensely competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Correspondingly, the companies that serve this market have seen significant consolidation in the last few years, as the points below support. Given the ever increasing challenges facing healthcare payers, additional restructuring will likely continue.

TriZetto is distinctly focused on accelerating payers’ ability to lead the healthcare industry’s transformation by providing premier information technology solutions to:

•	enhance our customers’ revenue growth;

•	drive their administrative efficiency; and

•	improve the cost and quality of care for their members.

To accomplish this we use proprietary technologies and methods, develop, integrate and deliver packaged enterprise and component software applications, connectivity solutions for both Internet and direct communication, application hosting, infrastructure outsourced business services and IT consulting services. Our competitors provide some or all of the services that we provide.

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, DST Systems Inc., Electronic Data Systems Corporation and Infocrossing (Wipro);

•

healthcare information software vendors, including the newly combined DST Systems Inc., Perot Systems Corporation, Electronic Data Systems Corporation, and Plexis Healthcare Systems in the health plan market, as well as Mphasis Healthcare Solutions (formerly Eldorado Computing) and SBPA in the benefits administration market, and MMC 2020, Gorman and Dynamics in the Medicare Advantage market;

•

healthcare information technology consulting firms, such as First Consulting Group Inc. (being acquired by CSC), Proxicom (acquired by iCrossing) and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as BenefitFocus, HLTH Corporation (formerly Emdeon/WebMD), Healthation, HealthTrio, AVOLENT, and edocs;

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego (acquired by BEA) and M2;

•	care management software and service companies such as McKesson, MEDecision, HealthTrio, Landacrop, HLTH Corporation (WebMD), and Click4Care;

•	network management vendors such as Portico and McKesson;

•	consumer retail software and services companies such as CareGain and FiServ; and

•	health plans, themselves, some of whom are providing hosting and BPO services to the marketplace and leveraging capabilities across the aggregated membership of multiple organizations.

Each of these types of companies can be expected to compete with us within various segments of the healthcare information technology market. Furthermore, major software information systems companies and other entities, including those specializing in the healthcare industry that are not presently offering applications that compete with our products and services, may enter our markets. In addition, some of our third-party software vendors compete with us from time to time by offering their software on a licensed or hosted basis, as do some very large payer organizations that develop their own in-house solutions.

We believe companies in our industry primarily compete based on performance, price, software functionality, ease of implementation, level of service, and track record of successful customer installations. Although our competitive position is difficult to characterize due principally to the variety of current and potential competitors and the evolving nature of our market, we believe that we presently compete favorably with respect to all of these factors. While our competition comes from many industry segments, we believe no other single company offers the integrated, single-source solution that we provide to our customers. This is the basis for our announcement this year of Integrated Healthcare Management (IHM) – the framework for a new, comprehensive solutions approach to improving the coordination of benefits and care for healthcare consumers.

To be competitive, we must continue to enhance our products and services within IHM, as well as our sales, marketing, and distribution channels to respond promptly and effectively to:

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

BACKLOG

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year service revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance with periods up to seven years), term software license fees, and consulting contracts. Consulting revenue is included in the backlog when the revenue from such a consulting contract is expected to be recognized over a period exceeding 12 months.

Backlog can change due to a number of factors, including unforeseen changes in implementation schedules, contract cancellations (subject to penalties paid by the customer, if applicable), or customer financial difficulties. In such event, unless we enter into new customer agreements that generate enough revenue to replace or exceed the revenue that is recognized in any given quarter, our backlog will decline. Our backlog at any date may not indicate demand for our products and services and may not reflect actual revenue for any period in the future.

Our total backlog at December 31, 2007 was approximately $982.6 million compared to $858.2 million at December 31, 2006. The 12-month backlog at December 31, 2007 was approximately $238.4 million compared to $213.3 million at December 31, 2006.

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

SIGNIFICANT CUSTOMERS

As of December 31, 2007, we were providing services to 351 unique customers. One of our customers, The Regence Group, accounted for more than 10% of our consolidated revenue in 2007 and 2006. No single customer accounted for more than 10% of our accounts receivable in 2007 or 2006. In 2005, one of our customers, The Regence Group, accounted for more than 10% of our accounts receivable and two of our customers, The Regence Group and United Healthcare Services, Inc., each accounted for more than 10% of our consolidated revenue.

EMPLOYEES

As of December 31, 2007, we had approximately 2,000 employees. Our employees are not subject to any collective bargaining agreements, and we generally have good relations with our employees.

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

As of December 31, 2007, we were providing services to 351 unique customers. One of our customers, the Regence Group, represented approximately 10.4% of our consolidated revenue in the fiscal year of 2007. Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of workstations or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

Our competitors can be categorized as follows:

•	information technology and outsourcing companies, such as Perot Systems Corporation, IBM, Affiliated Computer Services, DST Systems Inc., Electronic Data Systems Corporation and Infocrossing (Wipro);

•

healthcare information software vendors, including the newly combined DST Systems Inc., Perot Systems Corporation, Electronic Data Systems Corporation, and Plexis Healthcare Systems in the health plan market, as well as Mphasis Healthcare Solutions (formerly Eldorado Computing) and SBPA in the benefits administration market, and MMC 2020, Gorman and Dynamics in the Medicare Advantage market;

•

healthcare information technology consulting firms, such as First Consulting Group Inc. (being acquired by CSC), Proxicom (acquired by iCrossing) and the consulting divisions or former affiliates of the major accounting firms, such as Deloitte Consulting and Accenture;

•	healthcare e-commerce and portal companies, such as BenefitFocus, HLTH Corporation (formerly Emdeon/WebMD), Healthation, HealthTrio, AVOLENT, and edocs;

•	enterprise application integration vendors such as Vitria, SeeBeyond, TIBCO, Fuego (acquired by BEA) and M2;

•	care management software and service companies such as McKesson, MEDecision, HealthTrio, Landacrop, HLTH Corporation (WebMD), and Click4Care;

•	network management vendors such as Portico and McKesson;

•	consumer retail software and services companies such as CareGain and FiServ; and

•	health plans, themselves, some of whom are providing hosting and BPO services to the marketplace and leveraging capabilities across the aggregated membership of multiple organizations.

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

As of December 31, 2007, our total consolidated long-term debt was $391.4 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the year ended December 31, 2007, the closing price of our common stock ranged from a high of $21.68 to a low of $14.95. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Facilities

As of December 31, 2007, we were leasing a total of 14 facilities located in the United States. Our principal executive and corporate office is located in Newport Beach, California. Our data center that we use to serve customers is located in Greenwood Village, Colorado. Our leases have expiration dates ranging from 2008 to 2018. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained, if needed.

Item 3—Legal Proceedings

We are involved in litigation from time to time relating to claims arising out of our operations in the normal course of business. As of the filing date of this annual report on Form 10-K, we were not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position and/or cash flows.

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Stock Market under the symbol “TZIX” since October 8, 1999.

The following table shows the high and low sales prices of our common stock as reported on the NASDAQ Stock Market for the periods indicated:

Quarters Ended	High	Low
December 31, 2007	$18.64	$14.52
September 30, 2007	$20.00	$15.19
June 30, 2007	$20.37	$17.00
March 31, 2007	$21.93	$17.70
December 31, 2006	$18.95	$14.25
September 30, 2006	$15.53	$11.89
June 30, 2006	$17.68	$12.69
March 31, 2006	$19.74	$16.11

As of February 12, 2008, there were 198 holders of record based on the records of our transfer agent.

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

The following table sets forth all purchases made by us of our common stock during each month within the fourth quarter of 2007.

Month	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007(1)	5,559	$16.19	—	—
November 1, 2007 – November 30, 2007(2)	693,279	15.07	683,567	2,316,433
December 1, 2007 – December 31, 2007(3)	2,224,314	16.08	2,222,178	94,255

Total	2,923,152	15.84	2,905,745	94,255

(1)	All 5,559 shares repurchased in October were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.
(2)	9,712 shares of the 693,279 shares repurchased in November were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.
(3)	2,136 shares of the 2,224,314 shares repurchased in December were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

Recent Sales of Unregistered Securities

In connection with our recent acquisition of Plan Data Management, Inc. (“PDM”), we entered into a Merger Agreement, dated October 26, 2006, with PDM (the “Merger Agreement”). Pursuant to the Merger Agreement, we issued 491,488 shares of TriZetto common stock as part of the closing payment. The number of shares was determined based upon a per share value of $16.28 which represents the average closing price of TriZetto’s common stock for the 20 trading days ending October 27, 2006. Assuming the same per share value and prior to any adjustments that may be required under the Merger Agreement, we may issue up to approximately 798,525 additional shares of common stock in connection with subsequent payments that may become due under the Merger Agreement. On July 12, 2007, we issued 149,664 shares of TriZetto common stock as part of the first contingent payment that became due under the Merger Agreement, based upon a per share value of $19.44.

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

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock for the five-year period ended December 31, 2007, with the cumulative total return of (a) the Nasdaq Market Index and (b) Hemscott Industry Group Index 825—Healthcare Information Services over the same period. The graph assumes $100.00 invested at the beginning of the period in our common stock and the stocks represented by the above named indices and the reinvestment of all dividends; we have paid no dividends on our common stock. The performance graph is not necessarily an indicator of future performance. This information has been provided by Hemscott, Inc.

Comparison of Five-Year Cumulative Total Returns to Stockholders

	Year Ended December 31,
Company/Index/Market	2002	2003	2004	2005	2006	2007
The TriZetto Group, Inc.	$100.00	$105.05	$154.72	$276.71	$299.19	$282.90
Hemscott Healthcare Information Services Index	100.00	118.85	139.45	184.17	197.75	213.94
Nasdaq Market Index	100.00	150.36	163.00	166.58	183.68	201.91

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated statement of income data:
Revenue:
Services and other	$360,450	$272,943	$243,483	$223,257	$244,641
Products	91,341	74,994	48,736	51,308	45,688

Total revenue	451,791	347,937	292,219	274,565	290,329

Operating costs and expenses:
Cost of revenue – services and other (1)	193,796	165,229	144,318	157,573	217,552
Cost of revenue – products (excludes amortization of acquired technology)	21,652	14,175	14,210	12,025	6,455
Research and development	62,120	42,789	31,655	30,398	24,823
Selling, general and administrative	113,250	103,809	76,758	59,980	52,138
Restructuring and impairment charges (2)	—	—	—	—	3,769
Amortization of acquired technology	5,675	4,120	660	440	7,120
Amortization of acquired other intangible assets	5,427	867	2,225	3,804	3,788

Total operating costs and expenses	401,920	330,989	269,826	264,220	315,645

Income (loss) from operations	49,871	16,948	22,393	10,345	(25,316)
Interest income	9,446	3,823	1,619	583	970
Interest expense	(13,291)	(3,342)	(1,579)	(1,369)	(2,005)
Change in fair value of derivative instruments	403	—	—	—	—
Other income	—	180	—	—	—

Income (loss) before provision for income taxes	46, 429	17,609	22,433	9,559	(26,351)
Provision for income taxes	(18,199)	(2,494)	(412)	(1,101)	(1,124)

Net income (loss)	$28,230	$15,115	$22,021	$8,458	$(27,475)

Net income (loss) per share:
Basic	$0.64	$0.36	$0.52	$0.18	$(0.60)

Diluted	$0.52	$0.33	$0.48	$0.18	$(0.60)

Shares used in computing net income (loss) per share:
Basic	44,392	42,389	41,948	46,794	46,170

Diluted	59,366	45,691	45,503	48,157	46,170

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents, restricted cash and short-term investments	$208,507	$107,978	$108,483	$73,147	$76,347
Total assets	677,982	382,600	317,739	239,884	233,308
Total short-term debt and capital lease obligations	11,875	1,576	2,099	43,786	34,920
Total long-term debt and capital lease obligations	391,422	114,030	101,065	13,838	7,155
Total stockholders’ equity	147,656	133,907	101,358	86,933	113,523

(1)	Included in cost of revenue are charges associated with loss on contracts. During the fourth quarter of 2003, we decided to wind-down our outsourcing services to physician group customers. As a result of this decision, we estimated that the existing customer agreements would generate a total loss of $11.3 million until the terms of these agreements expired in 2008. We recorded a loss accrual in the fourth quarter of 2003. Through discussions and negotiations, we were able to accelerate the termination of our services agreements with certain physician group customers and implemented cost cutting measures that reduced the expected future costs to support our remaining customers. As a result of these actions, we were able to reverse approximately $5.9 million of previously accrued loss on contracts charges in 2004. Early in the second quarter of 2005, we executed termination agreements with our two remaining physician group customers. We continued to provide outsourced business services through May 2005, when the transition services were completed. The completion of these services to the remaining customers allowed us to reverse the remaining balance in the loss on contracts accrual of $2.9 million in the second quarter of 2005. The total amount of loss actually incurred related to the outsourcing services to physician group customers was $2.1 million in 2004 and $403,000 in the first six months of 2005.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer core administration software, including Facets Extended Enterprise™, QicLink Extended Enterprise™, QNXT™, enterprise cost and quality of care software, including Clinical CareAdvance™ and Personal CareAdvance™, and our NetworX™ suite for provider network management. The Company also provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, Constituent Web Solution® and Benefit Cost Modeler. In addition, in connection with the recent acquisition of PDM, we provide business solutions for Medicare Advantage, Detection and Recovery Services and Healthcare Informatics. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. As of December 2007, we served 351 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In 2007, these markets represented 92% and 8% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings and backlog, and net income. Total revenue for 2007 was $451.8 million compared to $347.9 million for 2006. Services and other revenue for 2007 was $360.5 million compared to $272.9 million for 2006. Products revenue for 2007 was $91.3 million compared to $75.0 million for 2006. Operating costs and expenses for 2007 were $401.9 million compared to $331.0 million for 2006. Bookings for 2007 were $431.4 million compared to $381.6 million for 2006. Backlog at December 31, 2007 was $982.6 million compared to $858.2 million at December 31, 2006. Net income in 2007 was $28.2 million compared to $15.1 million in 2006. These financial comparisons are further explained in the section below, “Results of Operations.”

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

In May 2007, we made a decision to sunset our FACTS™ proprietary software product. A formal plan of restructuring was developed and includes four milestones to complete the final coding and release of FACTS™ 7.0. The final milestone to end sales and support of the FACTS™ software product is March 31, 2009. However, we currently intend to convert as many of our existing FACTS™ customers as possible to our Facets®, QNXT™ or QicLink™ software platforms. The plan of restructuring includes the elimination of positions within the research and development group, which was formally communicated to all affected employees late in the second quarter of 2007. To retain key employees and to ensure that the final product milestones are achieved, benefit packages were provided and are contingent upon completion of these milestones. We currently estimate that the total amount of severance expense and retention bonuses to be accrued through the final milestone date on March 31, 2009 is approximately $1.0 million. As of December 31, 2007, we have accrued $441,000 related to severance expense and retention bonuses, which are reflected in cost of revenue – services and other and research and development in the consolidated statement of income. To date, no costs have been paid or otherwise settled.

In December 2007, our management and administrative services agreement with QualChoice of Arkansas, Inc. and QCA Health Plan (“QCA”) expired. However, effective January 2008, we have entered into a seven-year hosting services agreement with QCA. Revenue from the QCA management and administrative services agreement was $15.9 million in 2006 and $10.0 million in 2007.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the year ended December 31, 2007, approximately 80% of our total revenue was generated from services and other revenue and 20% was from products revenue.

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

We generate services and other revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for our proprietary software products. We apply EITF 00-3 to hosting arrangements that include the licensing of software. A software element covered by SOP 97-2 is present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Outsourcing services revenue is typically billed and recognized monthly over the contract term, generally three to seven years. Many of our outsourcing agreements require us to maintain a certain level of operating performance. We record revenue net of estimated penalties resulting from any failure to maintain this level of operating performance. These penalties have not been significant in the past. Software maintenance and support revenues are typically based on one-year renewable contracts and are recognized ratably over the contract period. Software maintenance in which we receive payment in advance is recorded on the balance sheet as deferred revenue.

We also generate services and other revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of our proprietary and third party licensed products. In certain instances, we also generate services revenue from customization services of our proprietary licensed products. We recognize revenue for these services as they are performed. We also generate services revenues associated with preparing our customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. These fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents the culmination of the earnings process. We recognize revenue for these services as they are performed. We generate other revenue from certain one-time charges, including certain contractual fees such as termination fees and change of control fees, and we recognize the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations and collection is reasonably assured. Other revenue is also generated from fees related to our product-related customer conferences, which is recognized as our obligations are performed.

For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” of SOP 97-2 or EITF 00-21, as applicable. VSOE of fair value is determined for each undelivered element based on how it is sold separately, or in the case of maintenance, the renewal rate. For arrangements in which VSOE of fair value does not exist for each undelivered element, including specified product and upgrade rights, revenue for the delivered element is deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period. In determine VSOE for the undelivered elements, no portion of the discount is allocated to specified or unspecified product or upgrade rights.

Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE of fair value, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

We generate products revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customization or modification of the software, revenue for the software is recognized on a percentage-of-completion basis as the customization services are performed. Progress to completion under the percentage-of-completion method is generally determined based upon direct labor costs. For software license arrangements that include a right to use the product for a defined period of time or for content subscriptions, revenue is recognized ratably over the term of the license.

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue or contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $4.7 million and $6.2 million as of December 31, 2007 and 2006, respectively.

Sales Allowances and Doubtful Account Reserves. We maintain a reserve for estimated discounts, pricing adjustments, and other sales allowances. The reserve is charged to revenue in amounts sufficient to maintain the allowance at a level we believe is adequate based on historical experience and current trends. We also maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt expense may be required. We typically do not require collateral. Historically, our estimates for sales allowances and doubtful account reserves have been adequate to cover accounts receivable exposures. We continually monitor these reserves and make adjustments to these provisions when we believe actual credits or other allowances may differ from established reserves.

Capitalization of Software Development Costs. The capitalization of software costs includes developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We account for our software development costs, other than costs for internal-use software, in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize costs associated with product development, coding and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or, in its absence, a working model. Capitalization of computer software costs ceases upon a product’s general availability release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, which is generally deemed to be five years. In some instances, the period between achieving technological feasibility and the general availability of such software is short and software development costs qualifying for capitalization is insignificant. As a result, no costs are capitalized and such costs are expensed in the period incurred.

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. In 2007, capitalized software impairment charges were approximately $130,000 for a software product component of the Constituent Web Solution® suite, since the future undiscounted cash flows no longer support the asset’s carrying value. The impairment charge was recorded to cost of revenue – products in the consolidated statement of income.

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

Income Taxes. We account for income taxes under Statement of Accounting Financial Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in our financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of our assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. We review the need for a valuation allowance on a quarterly basis and believe that there is sufficient certainty regarding the realizability of substantially all of our deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109 and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, on January 1, 2007, we adopted FIN 48 and as a result of the adoption, deferred tax assets increased approximately $700,000, goodwill increased $1.3 million, approximately $700,000 was reclassified from accrued liabilities to other long-term liabilities, and the liability for unrecognized tax benefits increased by $7.1 million. There was no effect on our stockholders’ equity upon its adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$7,120
Additions for tax position of current period	3,913
Settlements	(125)

Balance at December 31, 2007	$10,908

We account for uncertain tax positions in accordance with FIN 48. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007 are tax positions of $10.9 million and $7.1 million, respectively, of which $2.9 million and $1.8 million, respectively, would reduce our effective tax rate if recognized. The difference primarily relates to (1) unrecognized tax benefit amounts arising from business combinations that, if recognized, would be recorded to goodwill and (2) unrecognized tax benefit amounts associated with temporary differences and carryforwards.

For the years ended December 31, 2007, 2006 and 2005, all of our subsidiaries are included in a consolidated Federal income tax return with TriZetto. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that we and our subsidiaries file varies by state. Our consolidated Federal income tax return for the year ended December 31, 2005 is currently under examination, however, we do not anticipate a material impact. Additionally, there are no significant state income tax returns under examination.

The liability for unrecognized tax benefits included accrued interest and penalty of approximately $500,000 and $40,000 at December 31, 2007 and January 1, 2007, respectively. Included in the consolidated statements of income is $407,000, zero and zero of interest on unrecognized tax benefits during the years ended December 31, 2007, 2006 and 2005, respectively. We do not expect an unrecognized tax benefit to change significantly over the next twelve months.

Share-Based Awards. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” (“SFAS 123R”), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. Prior to the adoption of SFAS 123R, we accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

We adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not retrospectively revised for comparative purposes. The valuation provisions of SFAS 123R apply to share-based payments granted after January 1, 2006 and granted prior to, but not yet vested as of January 1, 2006. Estimated compensation expense for awards outstanding and unvested on January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. We recognize share-based compensation cost over the requisite service period using the straight-line single option method.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should, therefore, be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the accounting and disclosure requirements and we do not expect the adoption of FAS 157 to have a material impact on our financial statements.

In December 2007, the FASB issued “Business Combinations,” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We expect FAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are currently evaluating what impact, if any, FAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statement” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, FAS 160 will have on our consolidated financial statements.

Revenue Information

Revenue by customer type and revenue mix for the years ended December 31, 2007, 2006, and 2005, is as follows (amounts in thousands):

	Years Ended December 31,
	2007		2006		2005
Revenue by customer type:
Health plans	$413,564	92%	$312,567	90%	$256,162	88%
Benefits administration	38,227	8%	35,370	10%	35,915	12%
Provider	—	0%	—	0%	142	0%

Total revenue	$451,791	100%	$347,937	100%	$292,219	100%

Revenue mix:
Services and other revenue
Outsourced business services	$96,242	21%	$86,877	25%	$79,418	27%
Software maintenance	123,957	28%	88,628	25%	80,719	28%
Consulting services and other	140,252	31%	97,438	28%	83,346	28%

Services and other revenue total	360,451		272,943		243,483

Products revenue
Software license fees	76,938	17%	74,994	22%	48,736	17%
Term license Fees	14,402	3%	—	0%	—	0%

Products revenue total	91,340		74,994		48,736

Total revenue	$451,791	100%	$347,937	100%	$292,219	100%

Our total backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from existing customer contracts over the next 12 months. Most of the revenue in our backlog is derived from multi-year service revenue contracts (including software hosting, business process outsourcing, IT outsourcing, and software maintenance with periods up to seven years), term software license fees, and consulting contracts. Consulting revenue is included in the backlog when the revenue from such consulting contract is expected to be recognized over a period exceeding 12 months.

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

	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
12-month backlog	$238,400	$225,500	$229,000	$236,700	$213,300	$191,600	$186,100	$187,300	$185,100

Total backlog	$982,600	$941,100	$944,400	$964,800	$858,200	$747,800	$717,500	$704,700	$703,400

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

	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
Quarterly bookings	$163,200	$74,500	$93,800	$99,900	$139,700	$75,900	$78,600	$87,400	$83,100

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

Revenue. Total revenue increased $103.9 million, or 30%, to $451.8 million in 2007 from $347.9 million for the same period in 2006. Of this increase, $87.6 million related to services and other revenue and $16.3 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $87.6 million, or 32%, to $360.5 million in 2007 from $272.9 million for the same period in 2006, which includes the impact of the PDM and QCSI acquisitions. This increase was the result of a $42.8 million increase in consulting services and other revenue, a $35.3 million increase in software maintenance revenue, and an increase of $9.4 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, NetworX™, CareAdvance™ and QNXT™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, Constituent Web Solution®, CareAdvance™ and QNXT™ customers, as well as annual rate increases from existing customers. The increase in outsourced business services revenue was primarily due to new Facets®, NetworX™, Constituent Web Solution® and CareAdvance™ hosted customers and increased membership from existing customers.

Products Revenue. Products revenue, which includes software license sales, increased $16.3 million, or 22%, to $91.3 million in 2007, which includes the impact of the QCSI acquisition, from $75.0 million for the same period in 2006. The increase was due primarily to new license sales of our QNXT™ software product.

Cost of Revenue – Services and Other. Cost of revenue for services and other increased $28.6 million, or 17%, to $193.8 million in 2007 from $165.2 million for the same period in 2006 to support the increase in our outsourced business services, software maintenance, and consulting services and other revenue.

Cost of revenue for outsourced business services and software maintenance revenue increased approximately $9.9 million, primarily attributable to higher compensation and related costs of $7.6 million, a $2.7 million increase in utilization of outside consultants, a $2.0 million increase in telecommunications expense, a $1.2 million increase in postage and freight, and a $1.3 million net increase in other costs. These increases were offset by a $3.7 million decrease in investment in infrastructure and technology costs and a $1.4 million decrease in depreciation expense. Higher compensation and related costs were impacted by increased headcount, including the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option and award grants. Increased fees from outside consultants were attributable to a higher utilization of external resources for product support services. Telecommunication costs were impacted by increased spending related to customer connectivity and employee telecom equipment. The increase in other costs included an overall net increase in travel and facility-related costs, an increase in employee relation expenses, and a loss on the sale of assets. Lower infrastructure and technology costs resulted primarily from the expiration of certain operating leases and lower purchases of computer equipment and supplies. Depreciation expense related primarily to fully depreciated assets and a lower mix of equipment with longer estimated useful lives offset by new assets acquired from PDM and QCSI.

Cost of revenue for consulting services and other revenue increased $18.7 million, primarily attributable to higher compensation and related costs of $9.3 million, a $6.3 million increase in outside services, increased travel costs of $2.5 million and a $400,000 net increase in other costs. Higher compensation and related costs were impacted by increased headcount, including the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in outside services was primarily attributable to higher utilization of outside consultants on implementation projects. The overall increase in travel costs were also impacted by increased headcount and the increased level of implementation projects. The increase in other costs primarily included employee relation expenses and facility-related costs.

As a percentage of total revenue, cost of revenue for services and other approximated 43% in 2007 compared with 48% for the same period in 2006.

Cost of Revenue – Products. Cost of revenue for products, excluding the amortization of acquired technology, increased $7.5 million, or 53%, to $21.7 million in 2007 from $14.2 million for the same period in 2006 to support the increase in our software license sales. The overall increase was due primarily to higher compensation and related costs of $6.5 million, an increase of $1.0 million in amortization of capitalized software development costs, and a $1.3 million increase in other costs. These increases were partly offset by a $1.4 million decrease in royalty expense and decreased investment in infrastructure and technology. Higher compensation and related costs were impacted by increased headcount, including the acquisition of PDM and QCSI, and the impact of the 2007 annual merit increases. The increase in amortization of capitalized software development costs resulted from the release for sale of new versions of certain of our proprietary software products over the past year. The increase in other costs included an overall increase in facility-related costs, employee relation expenses, outside services and travel. The decrease in royalty expense was due primarily to the termination of a pre-existing royalty agreement with CareKey, which we subsequently acquired, as well as a decrease related to existing royalty agreements with various clients. Investment in infrastructure and technology was impacted primarily from purchases of hardware for client resale, partially offset by an increase in depreciation expense related primarily to computer hardware and software. As a percentage of total revenue, cost of revenue for products approximated 5% in 2007 compared with 4% for the same period in 2006.

Gross Margin. Gross margin, excluding the amortization of acquired technology and other intangibles, increased from 48% in 2006 to 52% for the same period in 2007. The increase in gross margin resulted primarily from higher-margin mix of revenue, operating efficiencies and the improvement in pricing of our products and services.

Research and Development (R&D) Expenses. R&D expenses increased $19.3 million, or 45%, to $62.1 million in 2007 from $42.8 million for the same period in 2006. The overall increase in R&D expenses was due primarily to $9.4 million in higher compensation and related costs, $5.4 million in higher utilization of outside consultants, increased investment in infrastructure and technology costs of $2.1 million, $1.0 million in facility-related costs, and a $1.3 million increase in other costs. Higher compensation and related costs were impacted by increased headcount, resulting from the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. The increase in utilization of outside consultants is primarily attributed to the continued development of QNXT™. Higher infrastructure and technology costs resulted from increased purchases of computer equipment and supplies. Facility-related costs were impacted primarily from the acquisition of PDM and QCSI. The increase in other costs included an overall increase in travel, employee relation expenses and telecommunication costs. As a percentage of total revenue, R&D expenses approximated 14% in 2007 compared with 12% for the same period in 2006. R&D expenses, as a percentage of total R&D spending (which includes capitalized R&D costs of $8.5 million in 2007 and $8.6 million for the same period in 2006), was 88% in 2007 compared with 83% for the same period in 2006.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $9.5 million, or 9%, to $113.3 million in 2007 from $103.8 million for the same period in 2006. The overall increase in SG&A expenses was due primarily to $16.7 million in higher compensation and related costs, a $3.3 million increase in outsourced consultants and professional services, a $2.0 million increase in travel, a $3.4 million increase in investment and infrastructure and technology costs, a $2.1 million increase in sales and marketing related expenses, and a $800,000 increase in other costs. These increases were offset by approximately $18.7 million related primarily to legal related costs incurred in the third quarter of 2006. Higher compensation and related costs were impacted by increased headcount, including the acquisition of PDM and QCSI, the impact of the 2007 annual merit increases, higher commissions, and an increase in SFAS 123R expense related to stock option grants and restricted stock awards. Professional services and outsourced consultants increased due primarily to higher audit, internal audit and professional tax fees, in addition to consulting services provided for corporate and market strategy. Higher infrastructure and technology costs were driven primarily by support for internal initiatives and upgrades and an increase in depreciation expense due primarily to the acquisition of assets from PDM and QCSI and leasehold improvement projects of our existing facilities. Travel costs were impacted by increased headcount, an increase in employee meetings for strategic planning, and conferences and trade shows held in 2007. Sales and marketing related expenses also increased due to conferences and trade shows held in 2007. The increase in other costs included telecommunications expense and facility-related costs. The decrease in legal related costs was attributed to a $15.0 legal settlement and lower litigation costs of $3.7 million related to the McKesson litigation settled in the third quarter of 2006.As a percentage of total revenue, selling, general and administrative expenses approximated 25% in 2007 compared with 30% for the same period in 2006.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $6.1 million, or 123%, to $11.1 million in 2007 from $5.0 million for the same period in 2006 due to the acquisitions of PDM and QCSI.

Amortization of Acquired Technology. The amortization of acquired technology is excluded from cost of revenue – products and consists primarily of amounts amortized with respect to core or completed technology and existing software. Amortization of acquired technology increased approximately $1.6 million, or 38%, to $5.7 million in 2007 from $4.1 million for the same period in 2006. The increase was due to the amortization of acquired technology from the acquisitions of PDM and QCSI.

Amortization of Acquired Other Intangible Assets. Amortization of acquired other intangible assets increased $4.5 million, or 526%, to $5.4 million in 2007 from $900,000 for the same period in 2006. The increase was due primarily to acquired other intangible assets from the acquisitions of PDM and QCSI.

Future amortization expense related to existing intangible assets is estimated to be as follows (in thousands):

For the years ending December 31,	Acquired Technology	Acquired Other Intangible Assets	Total
2008	$5,683	$5,533	$11,216
2009	5,243	5,533	10,776
2010	4,890	5,532	10,422
2011	2,290	5,532	7,822
2012	1,850	5,337	7,187
Thereafter	6,549	20,573	27,122

Total	$26,505	$48,040	$74,545

Amortization expense related to existing intangible assets will vary from amounts identified above in the event we recognize impairment charges prior to the amortized useful life of any intangible assets.

Interest Income. Interest income increased $5.6 million, or 147%, to $9.4 million in 2007 from $3.8 million for the same period in 2006. The increase was due primarily to higher cash balances in our investment accounts resulting from the proceeds received on the 2012 convertible notes and borrowings from the term loan.

Interest Expense. Interest expense increased $10.0 million, or 298%, to $13.3 million in 2007 from $3.3 million for the same period in 2006. The increase is due primarily to a $6.1 million increase related to borrowings from the term loan and revolving line of credit and a $3.6 million increase related our convertible notes.

Change in Fair Value of Derivative Liabilities. The change in fair value of derivative liabilities was $400,000 in 2007 resulting from derivative liabilities in connection with our 2012 convertible notes entered into in April 2007. Derivative liabilities are presented at fair value and are marked to market each period with changes in the fair value recorded in earnings. We do not expect any additional adjustments beyond the third quarter of 2007.

Other Income. Other income decreased $180,000 due to the gain on sale of an internet domain name in 2006.

Provision for Income Taxes. Provision for income taxes was $18.2 million in 2007 compared to approximately $2.5 million for the same period in 2006. The effective tax rate was 39.2% for 2007 compared with 14.2% for the same period in 2006. The provision increase is due primarily to the elimination of the valuation allowance associated with our net operating loss carryforward, which occurred as of January 1, 2007, offset by a benefit recorded in connection with the Federal and State R&D credits for the current tax year.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

Revenue. Total revenue increased $55.7 million, or 19%, to $347.9 million in 2006 from $292.2 million for 2005. Of this increase, $29.4 million related to services and other revenue and $26.3 million related to products revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $29.4 million, or 12%, to $272.9 million in 2006 from $243.5 million in 2005. This increase was the result of a $14.0 million increase in consulting services and other revenue, a $7.9 million increase in software maintenance revenue, and an increase of $7.5 million in outsourced business services. The increase in consulting services and other revenue was due primarily to new Facets®, QicLink™, NetworX™ and CareAdvance™ implementations. The increase in software maintenance revenue was attributable primarily to new agreements for certain Facets®, NetworX™, Constituent Web Solution® and CareAdvance™ customers and annual rate increases from existing customers. The overall increase in outsourced business services revenue was primarily due to new Facets® and CareAdvance™ hosted customers and increased membership from existing Facets® hosted customers.

Products Revenue. Products revenue, which includes software license sales, increased $26.3 million, or 54%, to $75.0 million in 2006 from $48.7 million in 2005 resulting from increased sales for new Facets®, NetworX™, Constituent Web Solution® and CareAdvance™ license sales to our health plan customers.

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

Cost of Revenue – Products. Cost of revenue for products, excluding the amortization of acquired technology, remained flat year over year. Amortization of capitalized software development costs increased $1.6 million, partly offset by a decrease in software customer pass-through costs of $1.0 million and a $700,000 decrease in royalty expense. The increase in amortization of capitalized software development costs resulted from new versions of certain of our proprietary software products which were released for sale in mid to late 2005 and in 2006. Software customer pass-through costs decreased due primarily to a decreased volume of customer pass-through agreements. The decrease in royalty expense was due primarily to the elimination of a pre-acquisition royalty relationship with CareKey in 2005. As a percentage of total revenue, cost of revenue for products approximated 4% in 2006 compared with 5% in 2005.

Gross Margin. The overall gross margin, excluding the amortization of acquired technology and other intangibles, increased to 48% in 2006 from 46% for the same period in 2005. The increase in gross margin in 2006 primarily reflected a more profitable mix of products and services, improved pricing and operating efficiencies.

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

Selected Quarterly Results of Operations

This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the attached notes included herein. The operating results for any quarter are not necessarily indicative of the results for any future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation with respect to services and products revenue and cost of revenue, with no effect on net income. The following table sets forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 2007 (in thousands, except per share data):

	Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenue:
Services and other	$85,842	$93,401	$91,432	$89,775	$69,957	$67,421	$69,793	$65,772
Products	30,705	13,505	23,403	23,728	18,515	19,016	17,917	19,546

Total revenue (1)	116,547	106,906	114,835	113,503	88,472	86,437	87,710	85,318

Operating costs and expenses:
Cost of revenue – services and other	45,403	48,441	50,353	49,599	41,064	41,838	41,980	40,347
Cost of revenue – products (excludes amortization of acquired technology)	6,218	5,456	4,775	5,203	3,231	3,238	3,232	4,474
Research and development	15,255	14,686	16,444	15,735	10,982	10,586	10,743	10,478
Selling, general and administrative (2)	30,829	25,276	29,337	27,808	22,961	35,505	24,027	21,316
Amortization of acquired technology	1,421	1,307	1,237	1,710	1,030	935	940	1,215
Amortization of acquired other intangible assets	1,383	1,383	1,360	1,301	213	233	128	293

Total operating costs and expenses	100,509	96,549	103,506	101,356	79,481	92,335	81,050	78,123

Income (loss) from operations	16,038	10,357	11,329	12,147	8,991	(5,898)	6,660	7,195
Interest income	2,702	3,188	2,803	753	1,051	937	945	890
Interest expense	(3,534)	(3,633)	(3,483)	(2,641)	(850)	(825)	(835)	(832)
Change in fair value of derivative liabilities	—	2,886	(2,483)	—	—	—	—	—
Other income	—	—	—	—	—	—	—	180

Income (loss) before (provision for) benefit from income taxes	15,206	12,798	8,166	10,259	9,192	(5,786)	6,770	7,433
(Provision for) benefit from income taxes	(6,128)	(3,185)	(4,523)	(4,363)	(1,646)	103	(356)	(595)

Net income (loss)	$9,078	$9,613	$3,643	$5,896	$7,546	$(5,683)	$6,414	$6,838

Net income (loss) for diluted EPS calculation	$9,875	$10,615	$4,184	$5,896	$7,546	$(5,683)	$6,414	$6,838

Net income (loss) per share:
Basic	$0.20	$0.21	$0.08	$0.13	$0.18	$(0.13)	$0.15	$0.16

Diluted	$0.16	$0.17	$0.07	$0.12	$0.16	$(0.13)	$0.14	$0.15

Shares used in computing net income (loss) per share:
Basic	44,341	44,837	44,522	43,856	42,744	42,526	42,370	41,899

Diluted	62,166	62,734	61,876	47,825	46,273	42,526	45,394	45,666

(1)	In December 2006, the Company entered into a settlement with one of its larger customers that had disputed payments due from a software implementation project. The amounts represented revenue recorded in the first two quarters of 2006 and were included in the allowance for sales returns and a reduction to revenue in the quarter ended September 30, 2006. The settlement fully resolved the issues and resulted in a payment that was less than the amount previously disputed.
(2)	In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company. In the third quarter of 2006, the Company entered into an agreement with McKesson to settle the lawsuit and agreed to pay McKesson a one-time royalty fee of $15.0 million, which was expensed in the same period, for a license in the patent that covers past and future use of the Company’s products and services by all existing customers.

Liquidity and Capital Resources

Capital Resources

As of December 31, 2007, cash available to fund our operations include cash and cash equivalents totaling $208.5 million. Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings, described as follows:

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

•

In January 2007, we amended and restated our Credit Agreement, initially established December 21, 2004, to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of December 31, 2007, we had outstanding borrowings on the revolving line of credit of $4.0 million and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January 2007, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI, of which $67.0 million was outstanding as of December 31, 2007. We can borrow up to an additional $75.0 million under the term loan through and including March 31, 2008, at which time no additional funds can be borrowed under the term loan.

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

Summary of Cash Activities

As of December 31, 2007, we had cash and cash equivalents totaling $208.5 million. Significant cash flow activities for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cash provided by operating activities	$53,380	$40,154	$43,825
Purchase of property and equipment and software licenses	(17,355)	(10,575)	(7,171)
Capitalization of software development costs	(8,474)	(8,568)	(8,608)
Acquisitions, net of cash acquired	(145,393)	(40,581)	(26,799)
Proceeds from revolving line of credit and other debt financings	395,760	37,992	179,650
Payments on revolving line of credit and other debt financings	(149,503)	(28,313)	(135,533)
Payments for repurchase of common stock	(46,006)	—	(19,798)
Excess tax benefits from stock-based compensation	8,670	—	—
Employee exercise of common stock options and purchase of common stock	10,371	10,008	10,254

Cash and cash equivalents increased $101.4 million in 2007 from $107.1 million at December 31, 2006 to $208.5 million at December 31, 2007. The main contributors of this increase were $53.4 million in cash provided by operating activities, $395.8 million in proceeds from our revolving line of credit and other financing debt (including $189.8 million from our convertible debt offering and $205.2 million from our revolving line of credit and term loan), $10.4 million in proceeds from employee option exercises and stock purchases, and $8.7 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by net cash payments of $145.4 million related to the acquisitions of PDM and QCSI, $149.5 million in payments on our revolving line of credit and other financing debt (including $138.2 million on our revolving line of credit and $8.0 million on our term loan), $46.0 million to repurchase shares under our share repurchase program, and $25.8 million for capital spending.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of December 31, 2007 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$52	$52	$—	$—	$—
Capital lease obligations	2,280	1,108	1,034	138	—
Operating leases	57,675	12,874	18,191	12,313	14,297
Convertible debt	391,175	5,338	9,300	240,756	135,781

Total contractual obligations	$451,182	$19,372	$28,525	$253,207	$150,078

Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$4,000	$—	$—	$4,000	$—
Term loan	77,450	14,924	62,526	—	—
Standby letters of credit	1,740	348	1,308	—	84

Total other commercial commitments	$83,190	$15,272	$63,834	$4,000	$84

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

As of December 31, 2007, we had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases.

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

QCSI stockholders, warrantholders and optionholders are entitled to receive contingent consideration up to a total of $12.0 million, including (i) an aggregate cash payment of $5.0 million on January 31, 2008 (the “Holdback”), and (ii) a contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the twelve (12) month period commencing on January 1, 2007 and ending on December 31, 2007. The amount of the Holdback was reduced by $2.4 million due to a negative working capital adjustment, as defined in the Merger Agreement and the contingent cash payment of $7.0 million was earned as of December 31, 2007. On January 30, 2008, we paid the former QCSI shareholders the remaining $2.6 million Holdback along with the previously earned $7.0 million contingent consideration, for a total cash payment of $9.6 million, both of which were accrued as of December 31, 2007.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $10.9 million of unrecognized tax benefits have been excluded from the table above. See Note 11 of the consolidated financial statements for a discussion on income taxes.

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

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal at our election to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of December 31, 2007, we had outstanding borrowings on the revolving line of credit of $4.0 million and $67.0 million outstanding borrowings on the term loan.

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

In April 2007, we issued $230.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2012 (the “2012 Notes”). The 2012 Notes are convertible into shares of our common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. The 2012 Notes were issued pursuant to an Indenture, dated April 17, 2007, by and between us and Wells Fargo Bank, National Association, as trustee. The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, and commenced on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively.

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

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 includes all of our businesses except for Quality Care Solutions, Inc. (“QCSI”), which was acquired on January 10, 2007. The acquired QCSI business constituted approximately $188 million and $173 million of total and net assets, respectively, as of December 31, 2007, and $66 million and $12 million of revenues and income from operations, respectively, for the year then ended. In accordance with guidance issued by the Securities and Exchange Commission, our management is permitted to exclude QCSI from its assessment as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has audited the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of The TriZetto Group, Inc.

We have audited The TriZetto Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The TriZetto Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quality Care Solutions, Inc., which is included in the 2007 consolidated financial statements of The TriZetto Group, Inc. and constituted $188 million and $173 million of total and net assets, respectively, as of December 31, 2007, and $66 million and $12 million of revenues and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of The TriZetto Group, Inc. also did not include an evaluation of the internal control over financial reporting of Quality Care Solutions, Inc.

In our opinion, The TriZetto Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The TriZetto Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of The TriZetto Group, Inc. and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 14, 2008

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the captions “Election of Directors,” “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

The Company maintains a Code of Ethics, which is applicable to all directors, officers and employees, including the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and persons performing similar functions. The Code of Ethics is available free of charge on the Company’s website at www.trizetto.com. Any amendment or waiver to the Code of Ethics that applies to our directors or executive officers will be posted on our website or in a report filed with the SEC on Form 8-K. A copy of the Code of Ethics is available upon written request to: Investor Relations, The TriZetto Group, 567 San Nicolas Drive, Suite 360, Newport Beach, California 92660.

Item 11—Executive Compensation

The information required by this Item is set forth under the captions “Compensation Discussion and Analysis”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

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

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the captions “Transactions with Related Persons” and “Director Independence” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14—Principal Accounting Fees and Services

The information required by this Item is set forth under the caption “Independent Registered Public Accountants” in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this Form 10-K:

(1)	Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Reorganization, dated as of May 16, 2000, by and among TriZetto, Elbejay Acquisition Corp., IMS Health Incorporated and Erisco Managed Care Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on May 19, 2000, File No. 000-27501)

2.2*	Agreement and Plan of Merger, dated as of November 2, 2000, by and among TriZetto, Cidadaw Acquisition Corp., Resource Information Management Systems, Inc. (“RIMS”), the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.3*	First Amendment to Agreement and Plan of Merger, dated as of December 1, 2000, by and among TriZetto, Cidadaw Acquisition Corp., RIMS, the shareholders of RIMS, Terry L. Kirch and Thomas H. Heimsoth (Incorporated by reference to Exhibit 2.2 of TriZetto’s Form 8-K as filed with the SEC on December 18, 2000, File No. 000-27501)

2.4*	Agreement and Plan of Merger, dated as of December 22, 2005, by and among TriZetto, CK Acquisition Corp., CareKey, Inc. (CareKey”), the shareholders of CareKey, and Ido Schoenberg (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 29, 2005, File No. 000-27501)

2.5*	Agreement and Plan of Merger, dated as of September 12, 2006, by and among TriZetto, Quartz Acquisition Corp., Quality Care Solutions, Inc., and Michael Lee (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 10-Q as filed with the SEC on November 6, 2006, File No. 000-27501).

2.6*	Agreement and Plan of Merger, dated as of October 26, 2006, by and among TriZetto, PDM Acquisition Corp., Plan Data Management, Inc., and Stephen B.C. Jackson (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on December 29, 2006).

3.1*	Form of Amended and Restated Certificate of Incorporation of TriZetto, as filed with the Delaware Secretary of State effective as of October 14, 1999 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Registration Statement on Form S-1/A, as filed with the SEC on September 14, 1999, File No. 333-84533)

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TriZetto, dated October 3, 2000 (Incorporated by reference to Exhibit 3.1 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of TriZetto, dated October 17, 2000 (Incorporated by reference to Exhibit 3.2 of TriZetto’s Form 10-Q as filed with the SEC on November 14, 2000, File No. 000-27501)

3.4	Amended and Restated Bylaws of TriZetto effective as of November 21, 2007.

4.1*	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 of TriZetto’s Registration Statement on Form S-1/A as filed with the SEC on September 14, 1999, File No. 333-84533)

Exhibit Number	Description of Exhibit
4.2*	Rights Agreement, dated October 2, 2000, by and between TriZetto and U.S. Stock Transfer Corporation (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-A12G as filed with the SEC on October 19, 2000, File No. 000-27501)

4.3*	First Amendment to Rights Agreement, dated December 21, 2004, between the Company and U.S. Stock Transfer Corporation, as Rights Agent (Incorporated by reference to Exhibit 2 of TriZetto’s Form 8A12G/A as filed with the SEC on December 21, 2004, File No. 000-27501)

4.4*	Indenture, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (including form of 2.75% Convertible Senior Note due 2015) (Incorporated by reference to Exhibit 4.3 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.5*	Registration Rights Agreement, dated as of October 5, 2005, by and between The TriZetto Group, Inc. and UBS Securities, LLC, Banc of America Securities, LLC and William Blair & Company, LLC, as the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 10-Q as filed with the SEC on November 7, 2005, File No. 000-27501)

4.6*	Indenture, dated April 17, 2007, between The TriZetto Group, Inc. and Wells Fargo Bank, National Association, as trustee (including form of 1.125% Convertible Senior Note due April 15, 2012) (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

4.7*	Registration Rights Agreement, dated April 17, 2007, between The TriZetto Group, Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and UBS Investment Bank, as the initial purchasers (Incorporated by reference to Exhibit 4.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.1*	First Amended and Restated 1998 Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on August 7, 2000, File No. 333-43220)

10.2*	Form of 1998 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.3*	Form of 1998 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.4*	Form of Restricted Stock Agreement between TriZetto and certain consultants and employees (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2000, File No. 000-27501)

10.5*	RIMS Stock Option Plan (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form S-8 as filed with the SEC on December 21, 2000, File No. 000-27501)

10.6*	Form of Restricted Stock Agreement Between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 31, 2003, File No. 000-27501)

10.7*	1998 Long-Term Incentive Plan, dated March 25, 2004 (Incorporated by reference to Appendix B of TriZetto’s proxy statement on Schedule 14A as filed with the SEC on April 15, 2004)

10.8*	2005 Amendment to 1998 Long-Term Incentive Plan, dated April 7, 2005 (Incorporated by reference to Appendix B of TriZetto’s proxy statement on Schedule 14A as filed with the SEC on April 18, 2005)

10.9*	2006 Amendment to 1998 Long-Term Incentive Plan, dated April 5, 2006 (Incorporated by reference to Appendix A of TriZetto’s proxy statement on Schedule 14A as filed with the SEC on April 25, 2006)

10.10*	Form of 1998 Long-term Incentive Plan Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on November 9, 2004, File No. 000-27501)

10.11*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.2 of Trizetto’s Form 10-Q as filed with the SEC on May 10, 2004, File No. 000-27501)

10.12*	Form of Restricted Stock Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.1 of Trizetto’s Form 10-Q as filed with the SEC on August 6, 2004, File No. 000-27501)

10.13*	Form of Restricted Stock Award Agreement (Performance Compensation Award) between TriZetto and certain employees. (Incorporated by reference to Exhibit 10.41 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.14*	Quality Care Solutions, Inc. Stock Option Plan, dated January 11, 2007 (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 10-Q as filed with the SEC on May 8, 2007, File No. 000-27501)

10.15*	Office Lease Agreement, dated April 26, 1999, between St. Paul Properties, Inc. and TriZetto (including addendum) (Incorporated by reference to Exhibit 10.10 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.16*	Sublease Agreement, dated December 18, 1998, between TPI Petroleum, Inc. and TriZetto (including underlying Office Lease Agreement by and between St. Paul Properties, Inc. and Total, Inc.) (Incorporated by reference to Exhibit 10.11 of TriZetto’s Registration Statement on Form S-1 as filed with the SEC on August 5, 1999, File No. 333-84533)

10.17*	First Modification and Ratification of Lease, dated November 1, 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.22 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.18*	Second Modification and Ratification of Lease, dated December 1999, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.23 of TriZetto’s Form 10-K as filed with the SEC on March 30, 2000, File No. 000-27501)

10.19*	Third Modification and Ratification of Lease, dated January 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.20*	Fourth Modification and Ratification of Lease, dated October 15, 2000, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 TriZetto’s Form 10-K as filed with the SEC on April 2, 2001, File No. 000-27501)

10.21*	Fifth Modification and Ratification of Lease, dated October 31, 2002, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.16 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.22*	Sixth Modification and Ratification of Lease, dated May 19, 2003, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.17 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.23*	Seventh Modification and Ratification of Lease, dated April 12, 2004, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.18 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.24*	Eighth Modification and Ratification of Lease, dated April 7, 2006, by and between TriZetto and St. Paul Properties, Inc. (Incorporated by reference to Exhibit 10.19 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.25*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.40 of TriZetto’s Form 10-Q as filed with the SEC on May 15, 2003, File No. 000-27501)

10.26*	Amended and Restated Employee Stock Purchase Plan, effective April 7, 2005 (Incorporated by reference to Appendix C of TriZetto’s proxy statement on Schedule 14A as filed with the SEC on April 18, 2005)

10.27*	Executive Deferred Compensation Plan, dated as of June 30, 2005, between TriZetto and Certain Key Employees (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on December 27, 2005, File No. 000-27501)

10.28*	Amended and Restated Executive Employment Agreement, dated January 1, 2006, by and between the Company and Jeffrey H. Margolis (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 10-Q as filed with the SEC on November 6, 2006, File No. 000-27501)

10.29*	Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on May 15, 2006, File No. 000-27501)

Exhibit Number	Description of Exhibit
10.30*	Form of Change of Control Agreement entered into by and between TriZetto and certain executive officers of TriZetto effective as of August 24, 2006 (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on August 29, 2006, File No. 000-27501)

10.31*	Settlement and License Agreement, dated September 7, 2006, by and between TriZetto and McKesson Information Solutions LLC (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 10-Q as filed with the SEC on November 6, 2006, File No. 000-27501).

10.32*	Amended and Restated Credit Agreement, dated January 10, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.39 of TriZetto’s Form 10-K as filed with the SEC on March 16, 2007, File No. 000-27501)

10.33*	First Amendment to the Amended and Restated Credit Agreement, dated July 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothills, Inc. (Incorporated by reference to Exhibit 10.7 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501)

10.34*	Second Amendment to the Amended and Restated Credit Agreement, dated October 1, 2007, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc. (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 10-Q as filed with the SEC on November 2, 2007, File No. 000-27501)

10.35*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.36*	Confirmation, dated April 11, 2007, between Deutsche Bank AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.2 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.37*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.3 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.38*	Confirmation, dated April 11, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.4 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501).

10.39*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.5 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.40*	Confirmation, dated April 11, 2007, between UBS AG, London Branch and The TriZetto Group, Inc (Incorporated by reference to Exhibit 10.6 of TriZetto’s Form 8-K as filed with the SEC on April 17, 2007, File No. 000-27501)

10.41*	Amendment to Confirmation, dated July 26, 2007, between Deutsche AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.8 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501)

10.42*	Amendment to Confirmation, dated July 26, 2007, between Goldman, Sachs & Co. and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.9 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501)

10.43*	Amendment to Confirmation, dated July 26, 2007, between UBS AG, London Branch and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 10.10 of TriZetto’s Form 10-Q as filed with the SEC on August 8, 2007, File No. 000-27501)

10.44*	Form of Performance Unit Award Agreement between TriZetto and Certain Employees (Incorporated by reference to Exhibit 10.1 of TriZetto’s Form 8-K as filed with the SEC on February 14, 2008, File No. 000-27501)

14.1*	Code of Ethics (Incorporated by reference to Exhibit 14.1 of TriZetto’s Form 10-Q as filed with the SEC on August 14, 2003, File No. 000-27501)

21.1	Current Subsidiaries of TriZetto

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2008.

THE TRIZETTO GROUP, INC.

By:	/s/ Jeffrey H. Margolis
Jeffrey H. Margolis, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

Each of the undersigned hereby constitutes and appoints Jeffrey H. Margolis and Robert G. Barbieri, or either of them, his/her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, to sign any or all amendments to the Form 10-K of The TriZetto Group, Inc. for the year ended December 31, 2007 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his/her substitute or substitutes, may do or cause to be done by virtue hereof in any and all capacities.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis
Jeffrey H. Margolis	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 15, 2008

/s/ Robert G. Barbieri
Robert G. Barbieri	Chief Financial Officer (principal financial and accounting officer)	February 15, 2008

/s/ Nancy H. Handel		February 15, 2008
Nancy H. Handel	Director

/s/ Thomas B. Johnson		February 15, 2008
Thomas B. Johnson	Director

/s/ L. William Krause		February 15, 2008
L. William Krause	Director

/s/ Paul F. LeFort		February 15, 2008
Paul F. LeFort	Director

/s/ Donald J. Lothrop		February 15, 2008
Donald J. Lothrop	Director

/s/ Jerry P. Widman		February 15, 2008
Jerry P. Widman	Director

THE TRIZETTO GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The TriZetto Group, Inc.

We have audited the accompanying consolidated balance sheets of The TriZetto Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The TriZetto Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The TriZetto Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

February 14, 2008

THE TRIZETTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$208,507	$107,057
Restricted cash	—	921
Accounts receivable, less allowances of $3,528 and $3,770 at December 31, 2007 and 2006, respectively	92,118	64,386
Prepaid expenses and other current assets	17,458	11,415
Deferred tax assets	10,273	14,100

Total current assets	328,356	197,879
Property and equipment, net	32,889	26,777
Capitalized software development costs, net	25,903	27,913
Goodwill	200,219	90,337
Other intangible assets, net	74,545	27,347
Other assets	16,070	12,347

Total assets	$677,982	$382,600

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$53	$115
Current portion of term loan	10,714	—
Current portion of capital lease obligations	1,108	1,461
Accounts payable	16,142	18,091
Accrued liabilities	53,079	61,595
Deferred revenue	41,356	30,508

Total current liabilities	122,452	111,770
Long-term convertible debt	330,000	100,000
Long-term revolving line of credit and term loan	60,250	12,000
Other long-term liabilities	6,370	2,340
Capital lease obligations	1,172	2,030
Deferred tax liabilities	2,817	14,100
Deferred revenue, non-current	7,265	6,453

Total liabilities	530,326	248,693

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock: $0.001 par value; shares authorized: 95,000; shares issued and outstanding: 42,816 in 2007 and 43,497 in 2006	44	43
Additional paid-in capital	362,151	376,633
Accumulated deficit	(214,539)	(242,769)

Total stockholders’ equity	147,656	133,907

Total liabilities and stockholders’ equity	$677,982	$382,600

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Services and other	$360,450	$272,943	$243,483
Products	91,341	74,994	48,736

Total revenue	451,791	347,937	292,219

Operating costs and expenses:
Cost of revenue - services and other	193,796	165,229	144,318
Cost of revenue - products (excludes amortization of acquired technology)	21,652	14,175	14,210
Research and development	62,120	42,789	31,655
Selling, general and administrative	113,250	103,809	76,758
Amortization of acquired technology	5,675	4,120	660
Amortization of acquired other intangible assets	5,427	867	2,225

Total operating expenses	401,920	330,989	269,826

Income from operations	49,871	16,948	22,393
Interest income	9,446	3,823	1,619
Interest expense	(13,291)	(3,342)	(1,579)
Change in fair value of derivative instruments	403	—	—
Other income	—	180	—

Income before provision for income taxes	46,429	17,609	22,433
Provision for income taxes	(18,199)	(2,494)	(412)

Net income	$28,230	$15,115	$22,021

Net income per share:
Basic	$0.64	$0.36	$0.52

Diluted	$0.52	$0.33	$0.48

Shares used in computing net income per share:
Basic	44,392	42,389	41,948

Diluted	59,366	45,691	45,503

See accompanying notes.

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	42,201	$42	$369,669	$(2,873)	$(279,905)	$86,933
Employee exercise of common stock options and purchase of common stock	1,370	2	10,252	—	—	10,254
Stock-based compensation	—	—	191	1,206	—	1,397
Issuance of restricted stock grants	100	—	1,319	(1,319)	—	—
Repurchase of common stock from ValueAct Capital	(600)	(1)	(5,297)	—	—	(5,298)
Repurchase of common stock related to convertible debt	(1,000)	(1)	(14,499)	—	—	(14,500)
Issuance of common stock for purchase of software patent	33	—	551	—	—	551
Net income	—	—	—	—	22,021	22,021

Balance, December 31, 2005	42,104	42	362,186	(2,986)	(257,884)	101,358
Employee exercise of common stock options and purchase of common stock	1,131	1	10,007	—	—	10,008
Elimination of deferred stock compensation in accordance with SFAS 123R	—	—	(2,986)	2,986	—	—
Stock-based compensation	—	—	7,426	—	—	7,426
Issuance of restricted stock grants	262	—	—	—	—	—
Net income	—	—	—	—	15,115	15,115

Balance, December 31, 2006	43,497	43	376,633	—	(242,769)	133,907
Employee exercise of common stock options and purchase of common stock	1,272	3	10,368	—	—	10,371
Issuance of common stock in connection with PDM acquisition	641	1	11,819	—	—	11,820
Purchase of call options related to 2012 convertible debt	—	—	(58,972)	—	—	(58,972)
Stock warrants issued related to 2012 convertible debt	—	—	25,714	—	—	25,714
Reclassification of embedded derivative as non-current liability	—	—	(7,328)	—	—	(7,328)
Reclassification of embedded derivative liability to equity	—	—	6,925	—	—	6,925
Deferred taxes associated with debt offerings	—	—	23,012	—	—	23,012
Excess tax benefits from stock-based compensation	—	—	8,670	—	—	8,670
Repurchase of common stock related to stock repurchase program	(2,906)	(3)	(46,003)	—	—	(46,006)
Stock-based compensation	—	—	11,313	—	—	11,313
Issuance of restricted stock grants	312	—	—	—	—	—
Net income	—	—	—	—	28,230	28,230

Balance, December 31, 2007	42,816	$44	$362,151	$—	$(214,539)	$147,656

See accompanying notes.

THE TRIZETTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$28,230	$15,115	$22,021
Adjustments to reconcile net income to net cash provided by operating activities:
(Net reduction in) provision for doubtful accounts and sales allowances	(498)	3,214	(597)
Stock-based compensation	11,313	7,426	1,397
Loss (gain) loss on disposal of property and equipment	201	(158)	70
Depreciation and amortization	24,334	22,237	23,282
Amortization of acquired technology	5,675	4,120	660
Amortization of acquired other intangible assets	5,427	867	2,225
Excess tax benefits from stock-based compensation	(8,670)	—	—
Impairment of software development costs	132	—	—
Change in fair value of derivative instruments	(403)	—	—
Recovery from contracts	—	—	(2,877)
Increase in cash surrender value of life insurance policies	(602)	(683)	(151)
Changes in assets and liabilities (net of acquisition):
Restricted cash	921	622	(88)
Accounts receivable	(20,493)	(23,794)	12,825
Prepaid expenses and other current assets	578	(1,092)	(3,386)
Other assets	5,631	(486)	(8,384)
Accounts payable	(4,614)	4,911	2,417
Accrued liabilities	2,609	11,746	(2,620)
Deferred revenue	3,609	(3,891)	(2,969)

Net cash provided by operating activities	53,380	40,154	43,825

Cash flows from investing activities:
Sale of short-term investments, net	—	—	1,203
Purchase of property and equipment and software licenses	(17,355)	(10,575)	(7,171)
Capitalization of software development costs	(8,474)	(8,568)	(8,608)
Purchase of intangible assets	—	—	(572)
Acquisitions, net of cash acquired	(145,393)	(40,581)	(26,799)

Net cash used in investing activities	(171,222)	(59,724)	(41,947)

Cash flows from financing activities:
Proceeds from revolving line of credit	130,200	37,000	78,000
Proceeds from term note	75,000	—	—
Proceeds from convertible debt	223,100	—	100,000
Proceeds from warrant	25,714	—	—
Proceeds from debt financing and capital leases	718	992	1,650
Payments on revolving line of credit	(138,200)	(25,000)	(90,000)
Payment for convertible note hedge (call options)	(58,972)	—	—
Payments on notes payable	(1,640)	(997)	(40,991)
Payments on term note	(8,036)	—	—
Payments on capital leases	(1,627)	(2,316)	(4,542)
Payment for repurchase of common stock	(46,006)	—	(19,798)
Excess tax benefits from stock-based compensation	8,670	—	—
Employee exercises of stock options and purchase of common stock	10,371	10,008	10,254

Net cash provided by financing activities	219,292	19,687	34,573

Net increase in cash and cash equivalents	101,450	117	36,451
Cash and cash equivalents at beginning of year	107,057	106,940	70,489

Cash and cash equivalents at end of year	$208,507	$107,057	$106,940

See Note 14 for supplemental cash flow disclosures.

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

Liquidity and capital resources

The Company has generated net income of $28.2 million, $15.1 million and $22.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and has an accumulated deficit of $214.5 million at December 31, 2007. The Company has generated cash from operating activities of $53.4 million, $40.2 million and $43.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company has total cash and cash equivalents of $208.5 million and net working capital of $205.9 million at December 31, 2007. Based on the Company’s current operating plan, management believes existing cash and cash equivalents, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet the Company’s working capital and capital requirements through at least December 31, 2008. However, if events or circumstances occur such that the Company does not meet its operating plan as expected, the Company may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Company owned life insurance

The Company has purchased life insurance policies to fund its obligations under certain deferred compensation plans for officers, key employees and directors that were initiated in 2006. Cash surrender values of these policies are adjusted for fluctuations in the market value of underlying investments. The cash surrender value is adjusted each reporting period and any gain or loss is recorded and included in the Company’s consolidated statements of income. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a loss of approximately $14,000, a gain of approximately $5,000 and zero, respectively.

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

In 2007 and 2006, one customer, The Regence Group, accounted for more than 10% of consolidated revenue. No single customer accounted for more than 10% of the Company’s accounts receivable in 2007 and 2006. In 2005, one customer, The Regence Group, accounted for more than 10% of the Company’s accounts receivable and two customers, The Regence Group and United Healthcare Services, Inc., each accounted for more than 10% of its consolidated revenue.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts.

Restricted cash

As of December 31, 2006, the Company had four outstanding and unused standby letters of credit in the aggregate amount of $921,000, which served as security deposits for certain operating leases. The Company was required to maintain a cash balance equal to the outstanding letters of credit, which was classified as restricted cash on the balance sheet.

In 2007, and in compliance with the Company’s Credit Agreement, all outstanding and unused standby letters of credit in the amount of $1.7 million were transferred to Wells Fargo Bank. As a result, funds will be drawn from the Company’s revolving line of credit in the event a standby letter credit is presented for issuance by the beneficiary. In this case, the Company is not required to maintain a cash balance equal to the outstanding letters of credit. Therefore, there is no restricted cash as of December 31, 2007.

Property and equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives: computer equipment, other equipment and software are depreciated over three to five years, furniture and fixtures are depreciated over seven years, and leased transportation equipment is depreciated over 20 years. Leasehold improvements are amortized over seven years or the lease term, if shorter. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Leases

The Company leases facilities and equipment under non-cancelable operating and capital lease agreements, which include scheduled increases in minimum rents and renewal provisions at the option of the Company. The Company determines the appropriate classification of leases by performing the tests in accordance with FASB Statement No. 13, “Accounting for Leases.” For certain facility leases, the Company receives reimbursement or allowances from its landlords to compensate for costs incurred by the Company for improvement or expansion of its properties. Tenant improvement allowances are recorded as a deferred rent liability and recognized ratably as a reduction to rent expense over the remaining lease term. The lease term used in all lease accounting calculations begins with the date the Company takes possession of the facility or equipment and ends on the expiration of the primary lease term or the expiration of any renewal periods that are deemed to be reasonably assured at the inception of the lease. Rent holidays and escalating payment terms are recognized on a straight-line basis over the lease term.

Goodwill

Under Financial Accounting Standards Board (“FASB”) Statement Nos. 141 and 142, “Business Combinations” and “Goodwill and Other Intangible Assets,” respectively, goodwill is not amortized but, instead, is tested annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

The Company tests goodwill using the two-step process prescribed in FASB Statement No. 142. The first required step is to determine if a potential impairment exists, while the second step measures the amount of the impairment, if any. The Company performed its annual impairment test on March 31, 2007, and this test did not reveal any indications of impairment.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, including other intangible assets

Other intangible assets arising from the Company’s acquisitions consist of customer lists, core technology, tradenames and intellectual property, which are being amortized on a straight-line basis over their estimated useful lives of five to ten years. Software technology rights are being amortized on a straight-line basis over the lesser of the contract term or five years. Long-lived assets and other intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” Recoverability is measured by comparison of the asset’s carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. The discount rate applied to these cash flows is based on a discount rate commensurate with the risks involved.

Under FASB Statement No. 144, the Company is required to perform an evaluation of its property and equipment for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company did not perform any evaluation in 2007 or 2006, as management did not believe that any such indicators existed.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. The Company’s revenue is classified into two categories: services and other, and products. For the year ended December 31, 2007, approximately 80% of the Company’s total revenue was generated from services and other revenue and 20% was from products revenue.

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

The Company generates services revenue from several sources, including the provision of outsourcing services, such as software hosting and other business services, and the sale of maintenance and support for its proprietary software products. The Company applies EITF 00-3 to hosting arrangements that include the licensing of software. A software element covered by SOP 97-2 is present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Software hosting and other business services revenue is typically billed and recognized monthly over the contract term, generally three to seven years. Many of the Company’s outsourcing agreements require it to maintain a certain level of operating performance. The Company records revenue net of estimated penalties resulting from any failure to maintain this level of operating performance. These penalties have not been significant in the past. Software maintenance and support revenues are typically based on one-year renewable contracts and are recognized ratably over the contract period. Software maintenance in which we receive payment in advance is recorded on the balance sheet as deferred revenue.

The Company also generates services revenue from consulting fees for implementation, installation, configuration, business process engineering, data conversion, testing and training related to the use of its proprietary and third party licensed products. In certain instances, the Company also generates services revenue from customization services of its proprietary licensed products. The Company recognizes revenue for these services as they are performed. The Company also generates services revenues associated with preparing its customer connectivity center or a customer’s data center in order to ready a specific customer for software hosting services. These fees are usually separate and distinct from the hosting fees, and performance of the set-up services represents the culmination of the earnings process. The Company recognizes revenue for these services as they are performed. The Company generates other revenue from certain one-time charges, including certain contractual fees such as termination fees and change of control fees, and it recognizes the revenue for these fees once the termination or change of control is guaranteed, there are no remaining substantive performance obligations and collection is reasonably assured. Other revenue is also generated from fees related to the Company’s product-related conference, which is recognized as our obligations are performed.

For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method,” of SOP 97-2 or EITF 00-21, as

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable. VSOE of fair value is determined for each undelivered element based on how it is sold separately, or in the case of maintenance, the renewal rate. For arrangements in which VSOE of fair value does not exist for each undelivered element, including specified product and upgrade rights, revenue for the delivered element is deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period. In determining VSOE for the undelivered elements, no portion of the discount is allocated to specified or unspecified product or upgrade rights.

Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE of fair value, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

The Company generates products revenue from the licensing of its software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customizations or modifications of the software, revenue for the software is recognized on a percentage-of-completion basis as the customization services are performed. Progress to completion under the percentage-of-completion method is generally determined based upon direct labor costs. For software license arrangements that include a right to use the product for a defined period of time or for content subscriptions, revenue is recognized ratably over the term of the license.

Research and development expense and capitalized software development costs

Research and development (“R&D”) expenses are salaries and related expenses associated with the development of software applications prior to establishing technological feasibility. Such expenses include compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until technological feasibility has been established, after which production costs are capitalized as software development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Technology feasibility is established after completion of a detailed program design or, in its absence, a working model. Capitalization ceases and amortization of capitalized software development costs begins when the software product is available for general release to customers. In some instances, the period between achieving technological feasibility and the general availability of such software is short and software development costs qualifying for capitalization is insignificant. As a result, no costs are capitalized and such costs are expensed in the period incurred.

On a quarterly basis, the Company monitors the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. In 2007, capitalized software impairment charges were approximately $130,000 for a software product component of the Constituent Web Solution® suite since the future undiscounted cash flows no longer support the asset’s carrying value.

Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, which is generally deemed to be five years. Software development costs of $8.5 million, $8.6 million, and $8.6 million have been capitalized for each of the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $10.4 million, $9.4 million, and $7.8 million, respectively, and is included in cost of revenue—products.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized software development costs, net consist of the following (in thousands):

	Years Ended December 31,
	2007	2006
Capitalized software development costs	$63,518	$55,838
Less: accumulated amortization	(37,615)	(27,925)

	$25,903	$27,913

Internal-use software

The Company capitalizes direct costs of materials and services used in the development of internal-use software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Amounts capitalized are amortized on a straight-line basis over a period of three to five years and are included in software within property and equipment.

Share-Based awards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” (“SFAS 123R”), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective application method. Under the modified prospective application method, prior periods are not retrospectively revised for comparative purposes. The valuation provisions of SFAS 123R apply to share-based payments granted after January 1, 2006 and granted prior to, but not yet vested as of January 1, 2006. Estimated compensation expense for awards outstanding and unvested on January 1, 2006 is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company recognizes share-based compensation cost over the requisite service period using the straight-line single option method.

The Company uses the Black-Scholes option-pricing model to calculate fair value which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation could be materially different in the future. In addition, if the Company’s actual forfeiture rate is materially different from its estimate, stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for stock options based on their intrinsic value on the date of grant pursuant to APB No. 25 and provided the pro forma disclosures required by SFAS No. 123 under the fair value method. The effect on net income and earnings per common share for 2005 was as follows:

Year Ended December 31, 2005
Net income as reported	$22,021
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,782)

Pro forma net income	$16,239

Net income per share
Basic, as reported	$0.52

Diluted, as reported	$0.48

Basic, pro forma	$0.39

Diluted, pro forma	$0.36

The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenue – services and other	$1,689	$1,675	$36
Cost of revenue – products	442	—	—
Research and development	1,655	893	34
Selling, general and administrative	7,527	4,858	1,327

Total	$11,313	$7,426	$1,397

Advertising costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 was $1.9 million, $644,000, and $1.2 million, respectively.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company reviews the need for a valuation allowance on a quarterly basis and believes that there is sufficient certainty regarding the realizability of its deferred tax assets, and therefore, has not recorded a valuation allowance against its net deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109 and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, on January 1, 2007, the Company adopted FIN 48 and as a result of the adoption, deferred tax assets increased

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $700,000, goodwill increased $1.3 million, approximately $700,000 was reclassified from accrued liabilities to other long-term liabilities, and the liability for unrecognized tax benefits increased by $7.1 million. There was no effect on the Company’s stockholders’ equity upon its adoption of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$7,120
Additions for tax position of current period	3,913
Settlements	(125)

Balance at December 31, 2007	$10,908

The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007 are tax positions of $10.9 million and $7.1 million, respectively, of which $2.9 million and $1.8 million, respectively, would reduce the Company’s effective tax rate if recognized. The difference primarily relates to (1) unrecognized tax benefit amounts arising from business combinations that, if recognized, would be recorded to goodwill and (2) unrecognized tax benefit amounts associated with temporary differences and carryforwards.

For the years ended December 31, 2007, 2006 and 2005, all of the Company’s subsidiaries are included in a consolidated Federal income tax return with TriZetto. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company’s consolidated Federal income tax return for year ended December 31, 2005 is currently under examination, however, the Company does not anticipate a material impact. Additionally, there are no significant state income tax returns under examination.

. The liability for unrecognized tax benefits included accrued interest and penalty of approximately $500,000 and $40,000 at December 31, 2007 and January 1, 2007, respectively. Included in the consolidated statements of income is $407,000, zero and zero of interest on unrecognized tax benefits during the years ended December 31, 2007, 2006 and 2005, respectively. The Company does not expect an unrecognized tax benefit to change significantly over the next twelve months.

Computation of earnings per share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, warrants and shares issuable upon vesting of restricted stock awards, calculated using the treasury stock method, and shares to be issued upon conversion of convertible debt.

Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF No. 04-08”), requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Account Standard (“SFAS”) No. 128, “Earnings Per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period or at such time when the convertible debt became outstanding if issued during the period, and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive.

For the years ended December 31, 2007, 2006 and 2005, approximately 2.0 million, 1.4 million and 2.8 million options were antidilutive. For the years ended December 31, 2007, 2006 and 2005, approximately 7.4 million, zero and zero warrants, respectively, were antidilutive. For the years ended December 31, 2006 and 2005, approximately 5.3 million shares from the assumed conversion of convertible debt were antidilutive. These antidilutive shares were excluded from the table below.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the computations of basic and diluted EPS information for each of the three years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income, as reported	$28,230	$15,115	$22,021
After-tax interest expense on 2.75% convertible debt	1,672	—	—
After-tax interest expense on 1.125% convertible debt	1,114	—	—

Net income for diluted EPS calculation	$31,016	$15,115	$22,021

Denominator:
Weighted average shares outstanding - basic	44,392	42,389	41,948
2.75% convertible debt converted to common shares	5,305	—	—
1.125% convertible debt converted to common shares	7,399	—	—
Unvested common shares outstanding	170	552	523
Stock options	2,100	2,750	3,032

Adjusted weighted average shares for diluted EPS	59,366	45,691	45,503

Basic earnings per share	$0.64	$0.36	$0.52

Diluted earnings per share	$0.52	$0.33	$0.48

Comprehensive income

The Company has adopted the provisions of FASB Statement No. 130, “Comprehensive Income” (“FAS 130”). FAS 130 establishes standards for reporting and display of comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with U.S. generally accepted accounting principles. Comprehensive income was equal to net income for 2007, 2006 and 2005.

Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to current year presentation.

Up-front Payments to Customers

The Company may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue or contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $4.7 million and $6.2 million as of December 31, 2007 and 2006, respectively.

Sales Allowances and Doubtful Account Reserves

The Company maintains a reserve for estimated discounts, pricing adjustments, and other sales allowances. The reserve is charged to revenue in amounts sufficient to maintain the allowance at a level the Company believes is adequate based on historical experience and current trends. The Company also maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. The Company bases this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt expense may be required. The Company typically does not require collateral. Historically, the Company’s estimates for sales allowances and doubtful account reserves have been adequate to cover accounts receivable exposures. The Company continually monitors these reserves and makes adjustments to these provisions when the Company believes actual credits or other allowances may differ from established reserves.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self-Insurance

Effective January 1, 2006, the Company became self-insured for certain losses related to employee health and dental benefits. The Company records a liability based on an estimate of claims incurred but not recorded determined based on actuarial analysis of historical claims experience and historical industry data. The Company maintains individual and aggregate stop-loss coverage with a third party insurer to limit the Company’s total exposure for these programs. The Company’s self-insurance liability contains uncertainties because the calculation requires management to make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The Company does not believe that there is a reasonable likelihood that there will be a material change in the future assumptions or estimates the Company uses to calculate our self-insurance liability. However, if actual results are not consistent with the Company’s assumptions and estimates, the Company may be exposed to losses or gains that could be material.

Bonus Accrual

The Company’s bonus model is designed to project the level of funding required under the bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the bonus program is based on the Company meeting certain financial objectives, such as revenue, earnings per share, and the level of capital spending. The expense related to the bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The bonus model is analyzed and adjusted on a quarterly basis as necessary based on achievement of targets.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should, therefore, be based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In December 2007, the FASB issued “Business Combinations,” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company expects FAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is currently evaluating the impact, if any, FAS 141R will have on its consolidated financial statements.

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statement “ (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact, if any, FAS 160 will have on its consolidated financial statements.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2007	2006
Prepaid expenses—other	$1,399	$1,450
Prepaid hardware & software license & maintenance	4,833	5,484
Prepaid commission & royalty	354	145
Up-front fees	4,731	6,198
Accounts receivable—other	626	735
Income tax receivable	7,511	433
Prepaid insurance	1,050	576
Prepaid rent & operating leases	686	830
Prepaid deposits	2,466	2,411
Cash value of life insurance policies	1,175	572
Deferred financing costs	8,417	2,634
Acquisition costs	—	1,471
Other	280	823

	33,528	23,762
Less: Current portion	(17,458)	(11,415)

	$16,070	$12,347

4. Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$44,915	$37,104
Furniture and fixtures	7,642	6,647
Other equipment	6,951	4,878
Software	42,097	36,354
Leasehold improvements	9,300	6,702

	110,905	91,685
Less: Accumulated depreciation	(78,016)	(64,908)

	$32,889	$26,777

Included in property and equipment at December 31, 2007 and 2006 is equipment acquired under capital leases totaling approximately $23.7 million and $24.3 million, and related accumulated depreciation of $21.6 million and $20.9 million, respectively. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $14.0 million, $12.9 million and $15.5 million, respectively.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net, consist of the following (in thousands):

	December 31,
	2007	2006
Non-amortizable intangible assets
Goodwill	$200,219	$90,337

Amortizable intangible assets
Customer lists	$54,500	$9,700
Core technology and intellectual property	41,174	28,674
Tradenames	5,878	4,879

	101,552	43,253

Less: Accumulated amortization
Customer lists	(8,159)	(3,040)
Core technology and intellectual property	(13,774)	(7,987)
Tradenames	(5,074)	(4,879)

	$74,545	$27,347

The amount of amortization expense excluded from cost of revenue – products consists primarily of amounts amortized with respect to acquired technology, which includes core or completed technology and existing software. Amortization expense recorded for the years ended December 31, 2007, 2006 and 2005 related to acquired technology was $5.7 million, $4.1 million and $660,000, respectively. Amortization expense recorded for the years ended December 31, 2007, 2006 and 2005 related to acquired other intangible assets was $5.4 million, $867,000 and $2.2 million, respectively.

The weighted average amortization period for customer lists, core technology and intellectual property, and tradenames is 9.0 years, 5.9 years and 3.0 years, respectively. The weighted average amortization period for total amortizable intangible assets is 6.8 years. The estimated aggregate amortization expense related to these intangible assets for the next five fiscal years and thereafter is as follows (in thousands):

For the years ending December 31,	Acquired Technology	Acquired Other Intangible Assets	Total
2008	$5,683	$5,533	$11,216
2009	5,243	5,533	10,776
2010	4,890	5,532	10,422
2011	2,290	5,532	7,822
2012	1,850	5,337	7,187
Thereafter	6,549	20,573	27,122

Total	$26,505	$48,040	$74,545

Amortization expense related to existing intangible assets will vary from amounts identified above in the event the Company recognizes impairment charges prior to the amortized useful life of any intangible assets.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill during the year are summarized as follows (in thousands):

Balance as of December 31, 2006	$90,337
PDM acquisition (1)	(565)
QCSI acquisition	110,959
FIN 48 adjustment (2)	1,321
Purchase accounting adjustments (3)	(1,833)

Balance as of December 31, 2007	$200,219

(1)	The goodwill adjustments related to the PDM acquisition include an allocation of $9.8 million from goodwill to identifiable intangible assets based on the final valuation report for PDM, $5.2 million for contingent consideration earned by PDM stockholders and option holders, and $4.1 million of other purchase accounting adjustments primarily related to income taxes.
(2)	The Company recorded a $1.3 million adjustment to goodwill based on a FIN 48 analysis.
(3)	The Company recorded a $1.8 million adjustment for taxes associated with purchase accounting related to its acquisitions of CareKey and Diogenes.

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll and benefits	$34,181	$29,475
Accrued professional and litigation fees and settlements	1,342	8,609
Accrued contingent consideration	9,772	16,500
Accrued outside services	170	370
Accrued employee relations	388	602
Accrued income and other taxes	1,964	2,125
Other	5,262	3,914

	$53,079	$61,595

7. Debt

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2012 Notes were issued pursuant to an indenture, dated April 17, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (the “2012 Indenture”). The 2012 Notes bear interest at a rate of 1.125%, which is payable in cash semi-annually in arrears on April 15 and October 15 of each year, and commenced on October 15, 2007, to the holders of record on the preceding April 1 and October 1, respectively.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the derivative instruments on April 17, 2007 was determined based on the price paid by the initial purchasers for the warrants. The Company initially recorded $7.3 million of the $25.7 million proceeds from the warrants as a non-current liability. On July 26, 2007, the Company entered into amendments with each of the holders of the warrants, which changed the maximum shares issuable under the warrants to an amount below the Company’s total authorized and unissued shares currently available. As a result of the amendments, the requirement to classify certain of the warrants as derivative liabilities was eliminated and the fair value of the liability of $6.9 million on July 26, 2007 was reclassified to stockholders’ equity in the third quarter of 2007. Since no actively traded market for the derivative instruments existed as of June 30, 2007, the fair value of the derivative instruments was determined using a Black-Scholes valuation model utilizing the following weighted average assumptions: volatility of 28%, expected life of 5.33 years to 5.44 years, risk-free interest rate of 4.86% and no expected dividends. Expected volatility was based on the observed volatility in the initial hedge transactions. Due to the decrease in the underlying fair value of the derivative instruments from April 17, 2007 to July 26, 2007, the Company recorded income of approximately $400,000.

Wells Fargo Foothill Amended and Restated Credit Agreement

On January 10, 2007, the Company (together with certain specified subsidiaries, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc., as the administrative agent and lender (the “Lender”). The Credit Agreement amended and restated the Company’s $100.0 million revolving credit facility with the Lender and provided that the Lender will make available to the Company up to $150.0 million of term debt (the “Term Loan”). The Credit Agreement expires by its terms on January 5, 2011. All borrowings under the Credit Agreement bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) Wells Fargo’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at the election of the Company, subject to specified restrictions.

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

On October 1, 2007, the Company entered into Amendment Number Two to the Amended and Restated Credit Agreement dated January 10, 2007 (the “Amendment”), with Wells Fargo Foothill, Inc. The Amendment allows the Borrowers to request additional term loan draws through March 31, 2008 and further extends the application of an unused term loan commitment fee through April 1, 2008. In addition, the Amendment modifies the definition of “Share Repurchases” to permit the Company to repurchase up to $100.0 million of its common stock provided that the Company has liquidity (defined as the sum of unrestricted cash and cash equivalents plus availability of borrowings on our revolving line of credit) in excess of $80.0 million both before and immediately after giving effect to such transaction and provided that the share repurchase is consummated on or before March 31, 2008.

As of December 31, 2007, no additional draws have been made. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company had outstanding borrowings on the revolving line of credit of $4.0 million and $67.0 million outstanding under the Term Loan, and was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of December 31, 2007, the Company had $96.0 million available under its revolving line of credit.

Debt consists of the following at December 31 (in thousands):

	Notes Payable		Line of Credit and Term Loan
	2007	2006	2007	2006
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate, payable semi-annually in arrears	$100,000	$100,000	$—	$—
Long-term convertible debt, due in 2012, interest at 1.125% fixed rate, payable semi-annually in arrears	230,000	—	—	—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 7.25% at December 31, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.5%, payable upon maturity date	—	—	66,964	—
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 7.25% at December 31, 2007), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.5%, payable upon maturity date	—	—	4,000	12,000
Other	53	115	—	—

Total debt	$330,053	$100,115	$70,964	12,000
Less: Current portion	(53)	(115)	(10,714)	—

	$330,000	$100,000	$60,250	$12,000

Future principal payments of debt at December 31, 2007 are as follows (in thousands):

For the Periods Ending December 31,	Notes Payable	Line of Credit and Term Loan
2008	$53	$10,714
2009	—	8,036
2010	—	10,714
2011	—	41,500
2012	230,000	—
Thereafter	100,000	—

8. Commitments and Contingencies

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2016. Capital lease obligations are collateralized by the equipment subject to the leases. The Company is responsible for maintenance costs and property taxes on certain of the operating leases. Operating lease expense for the years ended December 31, 2007, 2006 and 2005 was $15.3 million, $15.1 million and $12.2 million, respectively. These amounts are net of sublease income of zero, $331,000 and $668,000 for the years ended December 31, 2007, 2006 and 2005.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2007 are as follows (in thousands):

For the Years Ending December 31,	Capital Leases	Operating Leases
2008	$1,233	$12,874
2009	621	10,407
2010	517	7,784
2011	141	6,196
2012	—	6,118
Thereafter	—	14,297

Total minimum lease payments	2,512	$57,676

Less: interest	(232)
Less: current portion	(1,108)

	$1,172

As of December 31, 2007, the Company had three sale-leaseback transactions for certain computer hardware equipment. The leases, which are classified as operating, have lease terms of three years. The Company did not realize any gain or loss on the sale as the fair value approximated the carrying value of the equipment. The future lease payments under these sale-leaseback transactions for the years ending December 31, 2008 and 2009 are included in the above table totaling $400,000 and $140,000, respectively.

As of December 31, 2007, the Company had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million which serve as security deposits for certain operating leases.

Pursuant to the terms of the Agreement and Plan of Merger in connection with the Company’s acquisition of CareKey (Note 13), CareKey stockholders and option holders are entitled to receive three contingent consideration payments of $8.3 million each (up to $25.0 million), upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at our election, may be paid to former CareKey stockholders and option holders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceed total purchase consideration made to those former CareKey stockholders and option holders.

Under the Agreement and Plan of Merger with PDM (Note 13), PDM stockholders and option holders may be entitled to receive contingent consideration as follows: aggregate $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period or to the extent the Company is entitled to claims for indemnification as specified in the Merger Agreement. Additional contingent consideration of up to $8.0 million may be paid on June 30, 2009 if certain revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration is payable at the Company’s election in either cash or common stock.

QCSI stockholders, warrantholders and optionholders are entitled to receive contingent consideration up to a total of $12.0 million, including (i) an aggregate cash payment of $5.0 million on January 31, 2008 (the “Holdback”), and (ii) a contingent aggregate cash payment of up to $7.0 million on January 31, 2008, based upon license and software maintenance revenues arising from the sale of QCSI products for the twelve (12) month period commencing on January 1, 2007 and ending on December 31, 2007. The amount of the Holdback was reduced by $2.4 million due to a negative working capital adjustment, as defined in the Merger Agreement and the contingent cash payment of $7.0 million was earned and accrued as of December 31, 2007. The $2.4 million negative working capital adjustment and the $7.0 million contingent cash payment were recorded in December 2007 as a net increase to goodwill.

9. Litigation

The Company is involved in litigation from time to time relating to claims arising out of its operations in the normal course of business. As of the filing date of this annual report on Form 10-K, the Company was not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its results of operations, financial position and/or cash flows.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

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

On January 26, 2006, the Board of Directors approved a repurchase program which allowed for the repurchase of up to 1 million shares of the Company’s common stock at a price and time to be determined by the Company’s Chief Executive Office or Chief Financial Officer. As of December 31, 2006, no shares had been repurchased under the plan. On October 29, 2007, the repurchase program was amended to increase the amount of shares that the Company can repurchase under the program to the lesser of 3 million shares or $50.0 million and to extend the expiration date. Unless further extended by the Board of Directors, the current repurchase plan will expire on December 31, 2008. As of December 31, 2007, 2,905,745 shares had been repurchased under the plan for a total price of approximately $46.0 million, including commissions. The repurchased shares were retained as treasury stock.

The Company also entered into a warrant transaction in connection with the April 17, 2007 convertible debt offering. The Company sold warrants to acquire approximately 10.4 million shares of the Company’s common stock to affiliates of one or more of the initial purchases for $25.7 million. The warrants have an exercise price of $31.79 per share and may be settled at various dates from July 2012 through December 2012.

Common stockholders are entitled to dividends as and when declared by the Board of Directors subject to the prior rights of preferred stockholders. The holders of each share of common stock are entitled to one vote.

Stock option and award plans

In May 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Stock Option Plan”) under which the Board of Directors (the “Board”) or the Compensation Committee (the “Committee”) may issue incentive and non-qualified stock options to employees, directors and consultants. The Committee had the authority to determine to whom options will be granted, the number of shares and the term and exercise price. Options were to be granted at an exercise price not less than fair market value for incentive stock options or 85% of fair market value for non-qualified stock options. For individuals holding more than 10% of the voting rights of all classes of stock, the exercise price of incentive stock options was not to be less than 110% of fair market value. The options generally vest and became exercisable annually at a rate of 25% of the option grant over a four-year period. The term of the options would be no longer than five years for incentive stock options for which the grantee owns greater than 10% of the voting power of all classes of stock and no longer than ten years for all other options.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2000, in connection with the Resource Information Management Systems, Inc. (“RIMS”) acquisition, the Company adopted the RIMS Stock Option Plan based primarily upon RIMS’ existing non-statutory stock option plan. Unless previously terminated, the Plan shall terminate at the close of business on January 1, 2009, and no options shall be granted under it thereafter. Such termination shall not affect any option previously granted. Upon a business combination by the Company with any corporation or other entity, the Company may provide written notice to optionees that options shall terminate on a date not less than 14 days after the date of such notice unless theretofore exercised. In connection with such notice, the Company may, in its discretion, accelerate or waive any deferred exercise period.

In March 2004, the Board of Directors of the Company amended and restated the 1998 Stock Option Plan, renaming it the 1998 Long-Term Incentive Plan (the “Plan”). As amended, the Plan permits the granting of the following types of awards: options, share appreciation rights (“SARs”), restricted and unrestricted share awards, deferred share units, and performance awards. The principal changes made to the 1998 Stock Option Plan pursuant to this amendment and restatement are as follows: (i) renaming it “The TriZetto Group, Inc. 1998 Long-term Incentive Plan,” (ii) increasing the numbers of shares available for issuance by 2,000,000 (from 11,000,000 to 13,000,000 shares), (iii) adding provisions that permit awards other than options, and (iv) modifying the Committee’s discretion to administer the Plan and past or future awards. The terms and conditions of all options outstanding under the 1998 Stock Option Plan immediately before the effective date of this amendment and restatement shall continue to be governed by the terms and conditions of the 1998 Stock Option Plan (and the respective instruments evidencing each such option) as in effect on the date each such option was granted; provided, however, that any one or more provisions of the amended and restated Plan, may, in the Committee’s discretion, be extended to one or more of such options (subject to the participant’s written consent of any adverse changes).

In April 2006, the Board of Directors of the Company adopted amendments to the Plan to (i) increase by 1,500,000 the total number of shares of the Company’s common stock available for issuance under the Plan from 13,000,000 to 14,500,000 and (ii) increase by 500,000 the share limitation on awards other than options and stock appreciation rights from 700,000 to 1,200,000.

In January 2007, in connection with the QCSI acquisition, the Company adopted the Quality Care Solutions, Inc. Stock Option Plan based upon QCSI’s existing stock option plan. The maximum aggregate number of shares that may be issued under this plan is 375,446, of which 140,000 shares had been issued as of December 31, 2007. These options were awarded to those individuals that were employed by QCSI at the time of the merger. The plan terminated at the close of business on December 31, 2007, and options shall no longer be granted under the plan.

Stock options

Stock option activity under the Plan is summarized as follows (in thousands, except per share data):

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding as of December 31, 2004	7,688	$0.25 – $63.25	$9.33
Granted	2,214	8.35 – 16.07	8.67
Exercised	(1,290)	0.25 – 15.13	7.51
Cancelled	(365)	3.34 – 15.25	8.71

Outstanding as of December 31, 2005	8,247	0.25 – 63.25	9.44
Granted	737	12.75 – 18.36	16.68
Exercised	(1,086)	0.25 – 15.13	8.54
Cancelled	(178)	3.49 – 20.25	9.88

Outstanding as of December 31, 2006	7,720	0.25 – 63.25	10.25
Granted	822	16.90 – 20.42	19.37
Exercised	(1,283)	0.25 – 16.81	8.29
Cancelled	(306)	3.49 – 57.50	13.80

Outstanding as of December 31, 2007	6,953	$0.25 – $63.25	$11.53

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $15.3 million, $9.3 million and $9.2 million, respectively. Upon exercise, the Company generally issues new shares from the remaining available pool versus from treasury.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows (in thousands, except per share data):

	Options Outstanding at December 31, 2007
	Weighted Average			Options Exercisable at December 31, 2007
Range of Exercise Price	Number of Shares	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $6.50	716	3.74	$3.27	690	$3.17
$6.66 - $6.66	1,043	6.13	6.66	673	6.66
$7.00 - $7.77	282	5.78	7.12	247	7.13
$8.35 - $8.35	975	7.09	8.35	330	8.35
$8.48 - $9.25	698	5.54	8.86	333	8.83
$11.14 - $12.50	724	3.87	12.29	564	12.28
$12.69 - $14.50	178	5.26	13.58	120	13.58
$15.13 - $15.13	723	2.75	15.13	723	15.13
$15.25 - $17.17	725	7.89	16.70	220	16.37
$17.81 - $57.50	889	7.51	22.74	198	33.46

	6,953	5.70	11.53	4,098	10.70

At December 31, 2007, 2006, and 2005, options exercisable under the plans were 4,097,872, 4,010,132, and 3,765,394, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $45.4 million and $30.5 million, respectively. The weighted average remaining contractual life of options exercisable at December 31, 2007 was 4.56 years. As of December 31, 2007, $10.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.56 years.

The fair value of option grants was estimated using the Black-Scholes pricing model. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	46%	45%	55%
Risk-free interest rate	4.76%	4.75%	3.70%
Expected life	6.25 years	6.25 years	4 years
Forfeiture rate	6.0%	6.0%	—
Expected dividends	0%	0%	0%
Weighted average grant date fair value of options	$10.08	$8.49	$3.99

Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company has determined that historical experience is not a good predictor of future exercise patterns and thus has applied the “simplified” method outlined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to calculate expected life. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. In the pro forma information required under SFAS No. 123 prior to January 1, 2006, the Company accounted for forfeitures as they occurred. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards

The Company issues restricted stock awards to certain key employees to encourage continued service. Restricted stock awards are based on either service or performance conditions. Service based awards generally vest between two and four years and compensation expense is recognized ratably over the vesting period. Performance based awards vest upon satisfying certain performance conditions and compensation expense is recognized based on the probable outcome of that performance condition. Pursuant to the restricted stock agreements, the Company shall cancel any unvested restricted stock awards upon termination of services.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company recorded deferred stock compensation for the issuance of restricted stock awards which was then amortized to compensation expense over the vesting period. The valuation of restricted stock is calculated based on the fair market value on the date of grant. With the adoption of SFAS 123R, the Company reclassified $3.0 million of unearned deferred stock compensation to additional paid-in capital.

The following table summarizes nonvested restricted stock activity under the Plan (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2006	546	12.04
Granted	434	19.80
Vested	(222)	10.32
Forfeited	(122)	15.37

Nonvested as of December 31, 2007	636	$17.29

As of December 31, 2007, there was $7.7 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 1.87 years.

Employee Stock Purchase Plan

In August 1999, the Board of Directors of the Company adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”), which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 600,000 shares of common stock were reserved for issuance under the original Stock Purchase Plan. The Stock Purchase Plan was amended and restated on May 14, 2003 and again on May 11, 2005, ultimately increasing the number of common stock reserved for issuance to 1,500,000 shares, of which 343,208 remain available for issuance at December 31, 2007. Each employee of the Company who customarily works more than 20 hours per week for more than five months per calendar year is eligible to participate in offerings under the Stock Purchase Plan if on the offering date, such employee has been employed by the Company for at least 90 days. Employees who own more than 5% of the Company’s outstanding stock may not participate. The Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000.

The two semi-annual offerings under the Stock Purchase Plan begin on January 1 and July 1 and continue until the end of the six-month period ending on June 30 and December 31 (the “Offering Period”). The first Offering Period commenced on January 1, 2000. Effective July 1, 2005, the purchase price of the common stock under the Stock Purchase Plan will be equal to 95% of the fair market value per share of common stock on the last date of the offering period (or purchase date). The amended Stock Purchase Plan satisfies all of the criteria that do not give rise to recognizable compensation costs on the Company’s consolidated statements of income. The Stock Purchase Plan will terminate in 2009, unless terminated sooner by the Board of Directors. Shares issued under the Stock Purchase Plan in 2007, 2006, and 2005 were 41,844, 70,866, and 89,869, at a weighted average purchase price of $17.40, $15.82, and $8.02 per share, respectively. Shares issued in 2005 represent only one offering period since the purchase date of the second offering period took place in early January 2006.

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

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$719	$1,272	$429
State	1,890	1,222	(17)

	2,609	2,494	412

Deferred:
Federal	14,407	—	—
State	1,183	—	—

	15,590	—	—

Provision for income taxes	$18,199	$2,494	$412

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006, are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Current	Long Term	Current	Long-Term
Deferred tax assets:
Reserves and accruals	$2,346	$—	$8,143	$—
Deferred compensation	—	6,699	—	2,886
Other	—	226	—	376
State taxes	662	—	729	—
Deferred revenue	—	3,797	—	—
Depreciation	—	817	—	245
Start-up costs	739	983	554	2,440
Bond interest expense	—	21,374	—	—
Net operating losses and capital losses	2,914	—	8,787	—
Tax credits	3,612	2,124	—	2,674

Total deferred tax assets	10,273	36,020	18,213	8,621

Deferred tax liabilities:
Deferred revenue	—	—	(1,984)	—
Other	—	(130)	—	—
State taxes	—	(1,310)	—	(40)
Acquired intangible assets	—	(26,845)	—	(13,234)
Capitalized software	—	(10,552)	—	(9,447)

Total deferred tax liabilities	—	(38,837)	(1,984)	(22,721)

Net deferred tax assets before valuation allowance	10,273	(2,817)	16,229	(14,100)
Valuation allowance	—	—	(2,129)	—

Net deferred taxes	$10,273	$(2,817)	$14,100	$(14,100)

The valuation allowance on the deferred tax assets was zero and $2.1 million as of December 31, 2007 and 2006, respectively. The valuation allowance decreased by $2.1 million during 2007 as a result of the acquisition of Plan Data Management, Inc.. At December 31, 2007 and 2006, deferred tax assets do not include $6.8 million and $9.5 million, respectively, of excess tax benefits from employee stock option exercises that are a component of the Company’s net operating loss carryovers. Equity will be increased by $6.8 million when such excess tax benefits are realized.

The Company’s effective tax rate differs from the statutory rate as shown in the following schedule (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax expense at federal statutory rate	$16,251	$6,163	$7,851
State income taxes	1,997	1,970	(17)
Change in valuation allowance	—	(5,926)	(7,658)
Initial recognition of tax benefits allocated to goodwill	553	526	—
Refund of prior year state taxes	—	(354)	—
Increase (decrease) in reserve for uncertain tax positions	286	(350)	—
Credit	(789)	—	—
Other	(695)	—	—
Nondeductible items	596	465	236

	$18,199	$2,494	$412

Federal and state tax loss carryforwards at December 31, 2007 are $19.1 million and $46.8 million, respectively. The federal tax loss carryforwards will start to expire beginning in 2010. The state tax loss carryforwards will start to expire beginning in 2008. Of the total, approximately $11.5 million of the remaining federal tax loss carryforwards are related to net operating losses obtained in connection with the acquisition of Quality Care Solutions, Inc. The net operating loss is subject to limitations in accordance with IRC Section 382. The Company expects to utilize the majority of the operating loss in 2008.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

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

Effective January 1, 2001, the Company provides a discretionary matching contribution to the 401(k) Plan in the amount of $0.50 for each $1.00 contributed to the Plan, up to 6% of pay. Employees must be employed on the last day of the Plan Year (December 31) to receive the match. The match has a three-year vesting period after which the employee will be 100% vested. The Company’s cash contributions to the 401(k) plan in 2007, 2006 and 2005 were approximately $2.8 million, $2.3 million and $1.9 million, respectively. The increase in the Company’s cash contributions in 2007 was impacted by the acquisition of PDM and QCSI.

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

Under the Plan, each participant may elect to defer, for any calendar year, up to 75% of his or her base salary and/or 100% of any commissions and/or bonuses earned during such calendar year. Amounts deferred for each participant are recorded in a bookkeeping account for such participant. Each participant is allowed to make a hypothetical allocation of the amounts credited to his or her account among investment options/indices that the Company makes available from time to time. Each account is credited at least annually with notational earnings equal to the aggregate/weighted average return on the investment options/indices selected by the participant, less expenses. The Company also may credit each participant’s account with a discretionary company contribution. Company contributions vest after three years of service with the Company. The Company’s cash contribution to the Plan in 2007 and 2006 was approximately $79,000 and $52,000, respectively.

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

The Company has purchased life insurance policies with the funds in which the executive officers elected to defer in the Plan. The majority of the non-qualified retirement plan assets are held in a company-owned life insurance policy, whose investment assets are a separately-managed portfolio administered by an insurance company. The assets held under this insurance policy are recorded at estimated fair value with changes in estimated value recorded in net earnings. At the end of fiscal year 2006, the Company was the beneficiary of various insurance contracts on some of the participants in the Plans. At December 31, 2007, these life insurance contracts had cash surrender values of approximately $1.2 million.

13. Acquisitions

CareKey, Inc.

On December 22, 2005, the Company acquired all of the issued and outstanding shares of CareKey, Inc. (“CareKey”). CareKey is a leading provider of advanced care management software. Prior to the acquisition, the Company had entered into an arrangement at the end of 2003 to integrate CareKey products into its suite of care management solutions (“CareAdvance™ “) for sale within the Facets® installed customer base. The combination expands the Company’s market opportunities and increases its customers’ ability to improve the cost and quality of care for their members.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements of the Company since the acquisition date. As of December 31, 2005, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $47.7 million and was allocated to goodwill. In August 2006, the Company received the final valuation report from its independent valuation firm of assets and liabilities assumed. The final valuation of identifiable intangible assets was determined to be

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$29.0 million. The $29.0 million allocated to identifiable intangible assets includes customer relationships and maintenance agreements of $7.4 million to be amortized over a ten-year life, existing software of $13.0 million to be amortized over a five-year life, and core technology of $8.6 million to be amortized over a ten-year life. The purchase price as of December 31, 2005 was approximately $63.2 million, which consisted of cash payments of $60.0 million, assumed liabilities of $2.7 million and acquisition-related costs of $500,000. In December 2007, the Company recorded an adjustment for taxes associated with purchase accounting which reduced goodwill by approximately $1.3 million.

CareKey stockholders and option holders are entitled to receive three contingent consideration payments of $8.3 million each (up to $25.0 million), upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at the Company’s election, may be paid to former CareKey stockholders and option holders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceeds total purchase consideration made to those former CareKey stockholders and option holders. As of December 31, 2007, the revenue milestones have not been met and no contingent consideration payments have been paid. The contingent consideration, if and when it is earned, will be recorded as additional purchase price and allocated to goodwill.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and CareKey for the year ended December 31, 2005 as if the acquisition had occurred at the beginning of 2005, after giving effect to certain pro forma adjustments (in thousands, except per share amounts):

Year Ended December 31, (unaudited) 2005
Total revenue	$298,462
Net income	$16,709
Net income per share (diluted)	$0.37

This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it indicative of the results of operations which may occur in the future.

Plan Data Management, Inc.

On December 22, 2006, the Company acquired all of the issued and outstanding shares of Plan Data Management, Inc. (“PDM”). PDM is a leading provider of revenue enhancement software and administrative efficiency solutions for payers that service members in Medicare Advantage, Medicare Part D and Medicaid plans. The combination adds new high-return solutions to the Company’s portfolio of software and services for payers and further leverages its expanding customer base.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements of the Company since the acquisition date. At December 31, 2006, the excess of the purchase price over the preliminary fair market value of the assets purchased and liabilities assumed was $15.0 million and was initially allocated to goodwill. In June 2007, the Company received the final valuation report from its independent valuation firm and identifiable intangible assets were determined to be $9.8 million. The $9.8 million allocated to identifiable intangible assets includes customer relationships of $7.3 million to be amortized over a 10-year life, core technology of $1.9 million to be amortized over a 10-year life, existing software of $400,000 to be amortized over a three-year life, and $200,000 in tradenames to be amortized over a five-year life.

The purchase price as of December 31, 2006 was approximately $19.6 million, which consisted of 491,488 shares of the Company’s common stock, cash payments of $8.0 million, assumed liabilities of $3.1 million and acquisition-related costs of $500,000. The 491,488 shares of common stock were based upon a per share value of $18.13, which represents the average closing price of the Company’s common stock a few days before and after the December 22, 2006 measurement date. The issuance of the 491,488 shares of common stock and the cash payment of $8.0 million to PDM stockholders and option holders were completed in January 2007.

In June 2007, the purchase price increased by an additional $5.2 million for contingent consideration earned by PDM stockholders and option holders. The distribution of the contingent consideration consisted of cash payments of $2.3 million and the issuance of 149,664 shares of common stock in July 2007. In December 2007, the Company recorded an adjustment for taxes associated with purchase accounting which increased goodwill by approximately $3.1 million.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quality Care Solutions, Inc.

On January 10, 2007, the Company acquired privately held Quality Care Solutions, Inc. (“QCSI”). QCSI is an innovator of software and information technology solutions for the healthcare payer industry. The combination creates the industry’s broadest array of solution choices for payers, addressing their scale, implementation speed and technology platform strategies.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements of the Company since the acquisition date. As a result, the Company allocated $55.9 million from goodwill to identifiable intangible assets. In June 2007, the Company received the final valuation report from its independent valuation firm and identifiable intangible assets were determined to be $48.5 million. The $48.5 million allocated to identifiable intangible assets includes customer relationships of $37.5 million to be amortized over a 10-year life, core technology of $8.0 million to be amortized over a 10-year life, existing software of $2.2 million to be amortized over a five-year life, and $800,000 in tradenames to be amortized over a five-year life. The weighted average amortization period for customer lists, core technology and intellectual property, and tradenames is 10.0 years, 8.2 years and 5.0 years, respectively. In total, the weighted average amortization period for QCSI intangible assets is 9.4 years.

The purchase price was approximately $174.0 million, which consisted of cash payments of $146.4 million, assumed liabilities of $17.4 million, a $5.0 million contingent payment (the “Holdback”), and acquisition-related costs of $5.2 million. In December 2007, the purchase price increased by a total of $4.6 million which consisted of a $7.0 million contingent payment offset by a $2.4 million adjustment to the Holdback. The $7.0 million contingent consideration was earned by QCSI stockholders and option holders and was based upon license and software maintenance revenues arising from the sale of QCSI products for the 12-month period commencing on January 1, 2007 and ending on December 31, 2007. The amount of the Holdback was reduced by $2.4 million due to a negative working capital adjustment, as defined in the Merger Agreement. The $4.6 million net increase in the purchase price was recorded to goodwill as of December 31, 2007. The Company also recorded $7.5 million of other purchase accounting adjustments primarily related to income taxes.

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma summary combines the consolidated results of operations of the Company and QCSI for the year ended December 31, 2006, as if the acquisition had occurred at the beginning of 2006, after giving effect to certain pro forma adjustments (in thousands, except per share amounts):

Year Ended December 31, (unaudited) 2006
Total revenue	$406,438
Net income	$5,031
Net income per share (diluted)	$0.11

This pro forma financial information is provided for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it indicative of the results of operations which may occur in the future.

Purchase Price Allocations

The purchase price allocations for the acquisitions described above were based on the fair value of the assets and liabilities on the date of purchase, as follows (in thousands):

	CareKey	PDM	QCSI
Total current assets	$13,935	$3,758	$24,074
Property, plant, equipment	1,544	861	2,603
Goodwill	35,110	14,453	110,959
Other intangible assets	29,000	9,800	48,500
Other assets, non-current	18	—	—

Total assets acquired	79,607	28,872	186,136
Current liabilities	2,257	2,858	17,650
Other liabilities, non-current	—	3,348	7,307

Total liabilities acquired	2,257	6,206	24,957

Net assets acquired	$77,350	$22,666	$161,179

14. Supplemental Cash Flow Disclosures (in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Supplemental disclosures for cash flow information
Cash paid for interest	$12,708	$3,280	$941
Cash paid for income taxes	7,782	2,467	1,090
Non-cash investing and financing activities
Assets acquired through capital lease	349	2,487	1,424
Common stock issued in connection with PDM acquisition	11,820	—	—
Common stock issued for purchase of intangible assets	—	—	551

THE TRIZETTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information

The Company has adopted FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has only one reportable segment.

The Company classifies its revenue in the following categories: services and other, and products as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Outsourced business services	$96,242	$86,877	$79,418
Software maintenance	123,957	88,628	80,719
Consulting services and other	140,252	97,438	83,346

Services and other revenue	360,451	272,943	243,483

Software license fees	76,938	74,994	48,736
Term license Fees	14,402	—	—

Products revenue	91,340	74,994	48,736

Total revenue	$451,791	$347,937	$292,219

The Company’s assets are all located in the United States and the Company’s sales were primarily to customers located in the United States.

16. Quarterly Financial Data (unaudited and in thousands, except per share data)

	Net Revenue	Operating Costs and Expenses	Net Income (loss)	Net Income (Loss) Per Share, Basic	Net Income (Loss) Per Share, Diluted
Fiscal year 2007
First quarter	$113,503	$101,356	$5,896	$0.13	$0.12
Second quarter	114,835	103,506	3,643	0.08	0.07
Third quarter	106,906	96,549	9,613	0.21	0.17
Fourth quarter	116,547	100,724	9,078	0.20	0.16
Fiscal year 2006 (1)
First quarter	85,318	78,123	6,838	0.16	0.15
Second quarter	87,710	81,050	6,414	0.15	0.14
Third quarter (2)	86,437	92,335	(5,683)	(0.13)	(0.13)
Fourth quarter	88,472	79,481	7,546	0.18	0.16

(1)	In December 2006, the Company entered into a settlement with one of its larger customers that had disputed payments due from a software implementation project. The amounts represented revenue recorded in the first two quarters of 2006 and were included in the allowance for sales returns and a reduction to revenue in the quarter ended September 30, 2006.
(2)	In September 2004, McKesson Information Solutions LLC (“McKesson”) filed a lawsuit against the Company. In the third quarter of 2006, the Company entered into an agreement with McKesson to settle the lawsuit and agreed to pay McKesson a one-time royalty fee of $15.0 million, which was expensed in the same period, for a license in the patent that covers past and future use of the Company’s products and services by all existing customers.

17. Subsequent Events

On January 3, 2008, the Company finalized its common stock repurchase program. Through January 3, 2008, an additional 94,253 shares were purchased for $1.7 million. The total shares purchased under the program were 2,999,998 at a total price, including commissions, of $47.8 million, resulting in an average purchase price of $15.92 per share.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	(Deductions) Recoveries (2)	Balance at End of Period
Sales allowances and doubtful account reserves
Year ended December 31, 2005	$1,692	$(401)	$(436)	$855
Year ended December 31, 2006	$855	$3,214	$(299)	$3,770
Year ended December 31, 2007	$3,770	$(498)	$255	$3,527

Deferred tax valuation allowance
Year ended December 31, 2005	$27,713	$(5,487)	$—	$22,226
Year ended December 31, 2006	$22,226	$(20,097)	$—	$2,129
Year ended December 31, 2007	$2,129	$(2,129)	$—	$—

(1)	Adjustments to the sales allowances and doubtful account reserves were the result of the collections of aged receivables.
(2)	Deductions include the net effect of write-offs and recoveries of uncollectible amounts with respect to accounts receivable.

S-1