Form 10-K/A
period 2007-12-31
TRIZETTO GROUP INC
filed 2008-04-29
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27501

The TriZetto Group, Inc.

(Exact name of registrant as specified in its charter)

Incorporated in Delaware	33-0761159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

567 San Nicolas Drive, Suite 360 Newport Beach, California 92660

(Address of principal executive offices) (Zip Code)

(949) 719-2200

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value Series A Junior Participating Stock, $0.001 par value	The Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

The number of shares of the registrant’s Common Stock outstanding as of April 25, 2008 was 43,123,783.

i

EXPLANATORY NOTE

On February 15, 2008, The TriZetto Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2007, with the Securities and Exchange Commission (the “SEC”). As described in the Form 8-K filed with the SEC on April 11, 2008, the Company entered into an Agreement and Plan of Merger with TZ Holdings, L.P., a Delaware limited partnership (“Parent”) and TZ Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent is controlled by Apax Partners, L.P. (“Apax”). Accordingly, the Company does not intend to hold an Annual Meeting of stockholders in 2008 unless the proposed merger is not consummated. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III in this Form 10-K/A filing. Except as set forth in Part III below, no other changes are made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of seven directors, divided into three classes. Directors in each class serve a staggered term of three years. The term of the Class I directors, Paul F. LeFort and Jerry P. Widman, expires at the Annual Meeting of stockholders in 2009. The term of the Class II directors, Nancy H. Handel, Thomas B. Johnson and L. William Krause, expires at the Annual Meeting of stockholders in 2010. The term of the Class III directors, Donald J. Lothrop and Jeffrey H. Margolis, expires at the Annual Meeting of stockholders in 2008.

There are no family relationships among any of our directors or executive officers.

Directors

Class III Directors—Terms Expire in 2008

Donald J. Lothrop, 48, has been a director since April 1998. Mr. Lothrop has been a Manager of New Vista Partners, LLC since November 2006, a General Partner of Delphi Management Partners II, L.P. since July 1994, a Managing Member of Delphi Management Partners III, L.L.C. since March 1995, a Managing Member of Delphi Management Partners IV, L.L.C. since October 1997 and a Managing Member of Delphi Management Partners V, L.L.C. since April 2000, all of which are venture capital firms. From January 1991 to June 1994, Mr. Lothrop was a Partner of Marquette Venture Partners, a venture capital firm, where he focused on the healthcare industry. From 1989 to 1990, Mr. Lothrop worked at Bain & Company, Inc., a management consulting firm. Mr. Lothrop currently serves on the board of directors of one other public company: Matria Healthcare, Inc. Mr. Lothrop received his B.S. in Accounting from Pennsylvania State University in 1981 and his M.B.A. from Harvard Business School in 1989.

Jeffrey H. Margolis, 44, is our co-founder and has served as our Chief Executive Officer and a Director since our inception in May 1997. He also served as President from May 1997 to November 2004. In August 1999, Mr. Margolis was named Chairman of the Board. From July 1994 to February 1997, Mr. Margolis served as Senior Vice President and Chief Information Officer of FHP International Corporation, a managed care organization. From November 1992 to June 1994, Mr. Margolis served as Vice President and Chief Information Officer of TakeCare, Inc., a managed care organization. From September 1989 to October 1992, Mr. Margolis held various executive positions, including Vice President and Chief Operating Officer of Comprecare, a managed care organization. From June 1984 to September 1989, Mr. Margolis served in various positions with Andersen Consulting (now known as Accenture), including his final position as Manager, Healthcare Consulting. Mr. Margolis received his B.S. in Business Administration—Management Information Systems from the University of Illinois at Urbana-Champaign in 1984. Mr. Margolis received a Certified Public Accountant certification from the State of Illinois in 1984 and from the State of Colorado in 1988.

Class I Directors—Terms Expire in 2009

Paul F. LeFort, 67, has been a director since April 1999. From October 1995 until he retired in January 2000, Mr. LeFort served as the Chief Information Officer for UnitedHealth Group Incorporated, a health and well being company. Mr. LeFort is currently performing independent consulting services to a variety of venture capital firms and healthcare-related technology organizations. From November 1994 to October 1995, Mr. LeFort was the Senior Vice President and Chief Information Officer for The MetraHealth Companies, Inc., jointly owned by Travelers Insurance Company and Metropolitan Life Insurance Company. From 1975 to 1994, Mr. LeFort served as a senior partner at Deloitte & Touche Management Consulting for Health Care Information Systems. Mr. LeFort received his B.S. in Physics and Economics from Boston College in 1962.

Jerry P. Widman, 65, has been a director since March 2005. From 1982 to 2001, Mr. Widman served as the Chief Financial Officer of Ascension Health, a large U.S. not-for-profit multi-hospital system. Prior thereto, Mr. Widman was a management consultant with Ernst & Young LLP for twelve years. Mr. Widman currently serves on the board of directors of one other public company: Cutera, Inc. Mr. Widman received a B.A. in Business from Case Western Reserve University in 1965, a J.D. from Cleveland State University in 1969, and an M.B.A. from the University of Denver in 1970. He received his attorney’s license from the State of Ohio in 1970 and his Certified Public Accountant certification from the State of Ohio in 1982.

Class II Directors—Terms Expire in 2010

Nancy H. Handel, 56, has been a director since April 2007. Ms. Handel was the Senior Vice President, Chief Financial Officer of Applied Materials, Inc., a supplier of equipment and services to the global semiconductor industry, from October 2004 through November 2006. From November 2006 to January 2007, Ms. Handel served as Senior Vice President, Finance at Applied Materials and assisted in the transition with their new Chief Financial Officer. She retired from Applied Materials in January 2007. From 1985 to October 2004, she served in various key financial leadership positions at Applied Materials, including four years as Deputy Chief Financial Officer, Corporate Controller and Principal Accounting Officer, and 13 years as Treasurer. Prior to joining Applied Materials, Ms. Handel held various financial management positions with Raychem Corporation, an electronics manufacturer, Crown Zellerbach Corporation, a paper manufacturing company, and two private early stage companies. Ms. Handel currently serves on the board of directors of one other public company: Broadcom Corporation. Ms. Handel received a B.S. in Economics from Purdue University and an M.B.A. from The Ohio State University, and is a graduate of the Stanford Executive Program.

Thomas B. Johnson, 69, has been a director since March 2003. From October 1995 until he retired in March 2001, Mr. Johnson served as an officer of CNA Financial Corporation and held such positions as Group Vice President of Provider Markets and Chairman and Chief Executive Officer of CNA Health Partners, Inc. From July 1964 to September 1995, Mr. Johnson held various positions with Deloitte & Touche, concluding with Partner, Management Consulting. During most of his 31-year career with Deloitte & Touche, Mr. Johnson provided management and financial consulting services to healthcare industry clients. He received his B.S. in Industrial Engineering from Northwestern University in 1962 and his M.B.A. in Accounting and Finance from the University of Chicago in 1964. Mr. Johnson received his Certified Public Accountant certificate from the State of Illinois in 1965.

L. William Krause, 65, has been a director since July 2005. Mr. Krause has been President of LWK Ventures, a private investment firm since 1991. In addition, Mr. Krause served as Chairman of the Board of Caspian Networks, Inc., an IP networking systems provider, from April 2002 to September 2006 and as Chief Executive Officer from April 2002 until June 2004. From September 2001 to February 2002, Mr. Krause was Chairman and Chief Executive Officer of Exodus Communications, Inc., which he guided through a Chapter 11 Bankruptcy to a sale of assets. He also served as President and Chief Executive Officer of 3Com Corporation, a global data networking company, from 1981 to 1990, and as its Chairman from 1987 to 1993, when he retired. Mr. Krause currently serves on the board of directors of four other public companies: Brocade Communications Systems, Inc., Core-Mark Holding Company, Inc., Packeteer, Inc. and Sybase, Inc. Mr. Krause received his B.S. in Electrical Engineering from The Citadel in 1963.

Executive Officers

Information regarding Jeffrey H. Margolis, our Chief Executive Officer, is set forth above under Class III Directors. The names and certain information concerning our other executive officers are set forth below.

Robert G. Barbieri, 52, joined TriZetto in August 2007 as our Chief Financial Officer. From August 2000 to September 2006, Mr. Barbieri served as the Chief Financial Officer of Lawson Software, Inc., a publicly traded international technology, software and e-commerce solution company. During his tenure at Lawson, Mr. Barbieri led Lawson’s IPO in 2001 as well as a variety of global functions including finance, information technology, corporate development as well as a variety of operational areas. From January 1997 to August 2000, Mr. Barbieri served in various positions with Apogee Enterprises, Inc., a publicly traded glass, coatings and service technologies company, concluding as Vice President and Chief Financial Officer. From May 1984 until joining Apogee, Mr. Barbieri was employed by Air Products and Chemicals, Inc., a global gases and chemicals company, where he served in various financial leadership positions. He received his B.S. in Business Administration and Accounting in 1978 and his M.B.A. in Financial Management in 1984, both from Drexel University. Mr. Barbieri received his Certified Management Accountant certification in 1987.

Anthony Bellomo, 54, joined us in October 2000 as our Executive Vice President and Division President of HealtheWare, our application software unit. He held this position until he was named Executive Vice President of Enterprise Software in January 2004. In December 2006, Mr. Bellomo was given increased responsibilities and he now serves as our Executive Vice President, Product Management. From March 1994 to October 2000, Mr. Bellomo served as President of Erisco Managed Care Technologies, Inc. (“Erisco”), a managed care software development company that we acquired in October 2000. Prior to being named President of Erisco, Mr. Bellomo held various positions with Erisco since 1977. He received his B.S. in Systems Engineering from Polytechnic Institute of New York in 1975.

Kathleen Earley, 56, joined us in November 2004 as our President and Chief Operating Officer. Ms. Earley was with AT&T Corporation from 1995 through her retirement in September 2001. At AT&T, Ms. Earley served in various executive positions, concluding with Senior Vice President, Enterprise Marketing of AT&T and President of AT&T’s Data and Internet Services group. Prior to AT&T, Ms. Earley was with IBM Corporation for 17 years with management positions in sales, marketing, planning and strategy development. Ms. Earley currently serves on the board of directors of three public companies: Digital Realty Trust, Inc., Switch & Data Facilities Company, Inc. and Vignette Corporation. Ms. Earley received her B.A. in Accounting in 1975 and her M.B.A. in Finance in 1977, both from the University of California at Berkeley.

Timothy M. Hascall, 54, joined TriZetto in September 2004 as Director of Business Integration. He held this position until July 2005, when he was promoted to Senior Vice President of Professional Services. In April 2008, Mr. Hascall was appointed Executive Vice President of Professional Services. From December 2001 to April 2004, Mr. Hascall served as Senior Vice President and General Manager of Equitant, Inc., a global finance and accounting business process outsourcing company. Mr. Hascall was employed by Accenture (formerly known as Andersen Consulting) from June 1985 to May 2001, serving the last six years as a partner. At Accenture, Mr. Hascall specialized in business process engineering, led numerous large scale IT implementation programs and was co-founder of Accenture’s procurement services outsourcing practice. He received his B.S. in Business Administration from the University of Nebraska in 1977. Mr. Hascall served in the United States Marine Corps and Marine Corps Reserves from 1976 to 1993, attaining the rank of Major.

John G. Jordan, 56, joined us in October 2000 as Senior Vice President, Payer Sales. He served in this capacity until April 2004, when he was promoted to Senior Vice President, Sales. In December 2006, Mr. Jordan was named Senior Vice President, Sales and Account Management. Mr. Jordan was promoted to Executive Vice President, Sales and Account Management in February 2008. From September 1985 to October 2000, Mr. Jordan served in various positions, including Senior Vice President of Sales and Marketing, with Erisco. Mr. Jordan received his B.S. degree in English from Fordham University in 1974.

Daniel J. Spirek, 41, joined us in May 1997 as our Vice President, Supplemental Management Services. From June 1999 to January 2000, Mr. Spirek served as our Senior Vice President, Professional Services Group. In February 2000, Mr. Spirek was promoted to Executive Vice President of our Transformation Services Group. In

July 2000, Mr. Spirek was promoted to Division President, Business Solutions, our hosting and consulting business. He held this position until January 2003 when he was named Division President, Transformation Services. In January 2004, Mr. Spirek was named Chief Solutions Officer. He assumed additional responsibilities as TriZetto’s Senior Vice President, Integrated Health Solutions in December 2006. In February 2008, Mr. Spirek was promoted to Executive Vice President, Integrated Health Solutions. From July 1994 to May 1997, Mr. Spirek served as Vice President, Information Services for FHP/PacifiCare, a managed care organization. Prior to July 1994, Mr. Spirek held various information technology management positions at TakeCare, Inc., a managed care organization, Comprecare, Inc., a managed care organization, and a consulting position at Andersen Consulting (now known as Accenture). Mr. Spirek received his B.S. degree in Information Management Systems from the University of Colorado in 1988.

James J. Sullivan, 50, joined TriZetto as our Vice President of Legal Affairs in July 2001 and was appointed General Counsel and Secretary in July 2002. He was promoted to Senior Vice President in July 2003. Before joining TriZetto, Mr. Sullivan ran a legal and consulting practice focused on general corporate and securities law for technology and emerging-growth companies. From March 1997 to June 2000, Mr. Sullivan was Senior Vice President, General Counsel and Secretary of Long Beach Financial Corporation and its wholly owned subsidiary, Long Beach Mortgage Company, a national mortgage lender. From July 1991 to March 1997, Mr. Sullivan served as Vice President and Legal Counsel of American Savings Bank, F.A. From October 1985 to July 1991, Mr. Sullivan was employed as an associate at the law firm of Gibson, Dunn & Crutcher LLP. Mr. Sullivan began his career with Arthur Young & Company, now Ernst & Young LLP, where he was employed as an accountant from 1980 to 1982. Mr. Sullivan received his B.S. in Business Administration from the University of Southern California in 1980 and his J.D. from Loyola Law School of Los Angeles in 1985. He received his Certified Public Accountant certification from the State of California in 1982.

Philip J. Tamminga, 51, joined TriZetto in August 2004 as our Executive Vice President of Professional Services. He served in this capacity until December 2006, when he was named Executive Vice President, Development and Professional Services. In December 2007, Mr. Tamminga was named Executive Vice President, Development and Customer Support. From June 1980 to July 2004, Mr. Tamminga was employed by Accenture (formerly known as Andersen Consulting), the last fourteen years as a partner. Mr. Tamminga was a founder of Accenture’s customer relationship management practice. From September 1994 through July 2004, Mr. Tamminga led Accenture’s global Siebel practice and alliance. He received his B.S. in Finance in 1979 and his M.B.A. in 1980, both from the University of Denver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and certain persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the SEC. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of Forms 3, 4 and 5 furnished to us, or written representations that no annual Form 5 reports were required, we believe that all forms required under Section 16(a) of the Exchange Act applicable to our directors, executive officers and any persons holding 10% or more of our common stock were timely filed with respect to our fiscal year ended December 31, 2007.

Corporate Governance

Our Board of Directors is committed to effective corporate governance practices. In July 2003, the Board adopted the Code of Business Conduct and Ethics (the “Code of Ethics”), which summarizes the basic principles and standards of conduct to guide all of our directors, officers and employees in our goal to achieve the highest business and personal ethical standards, as well as compliance with the laws and regulations that apply to our business. The Board last reviewed and approved revisions to our Code of Ethics in October 2007.

In October 2003, the Board adopted Corporate Governance Guidelines (the “Guidelines”) in an effort to continue to enhance and promote corporate governance and to promote the effective functioning and performance of the Board of Directors and its committees. The Board last reviewed and approved revisions to the Guidelines in October 2007. All of the corporate governance documents, including the Code of Ethics, Guidelines and committee charters, are available on the Corporate Governance section of the Company’s website, www.trizetto.com.

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

Audit Committee

The Audit Committee of the Board is currently comprised of three directors selected by our Board. The current members of the Audit Committee are Thomas B. Johnson (Chairman), Paul F. LeFort and Jerry P. Widman. The Board has determined that Thomas B. Johnson is an “audit committee financial expert” as such term is defined in rules of the SEC, and that each member of the Audit Committee is financially literate as defined in the Nasdaq Listing Standards. Each member of the Audit Committee also is “independent” as independence for audit committee members is defined in the Nasdaq Listing Standards.

The Audit Committee acts pursuant to the written Audit Committee Charter approved by the Board of Directors. The current Audit Committee Charter is available on the Corporate Governance section of the TriZetto website, www.trizetto.com. Pursuant to its charter, the Audit Committee is authorized to handle all matters that it deems appropriate regarding our independent registered public accounting firm and to otherwise communicate and act upon matters relating to the review and audit of our books and records, including the scope of the annual audit and the accounting methods and systems to be utilized by us. The Audit Committee held 14 meetings (including telephonic meetings) during 2007.

Item 11—Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee of the Board of Directors (the “Committee”) has responsibility for reviewing, approving and monitoring our executive compensation program and ensuring that the program supports our primary objective of creating value for our stockholders. Throughout this Form 10-K/A, those individuals who at any time during 2007 served as our Chief Executive Officer or Chief Financial Officer, as well as the other executive officers included in the Summary Compensation Table on page 29 of this Form 10-K/A, are referred to as the “named executive officers.”

This Compensation Discussion and Analysis (“CD&A”) will focus on the following key topics:

•	Our objectives and philosophy concerning executive compensation;

•	The role of the Committee, its members and advisors, and the processes management uses in working with the Committee;

•	The benchmarking process used to review and establish the executive compensation program; and

•	The various components of our executive compensation program and the rationale for the use of each component.

Compensation Objectives and Philosophy

We have three key compensation objectives:

•	Motivate individuals to enhance value for stockholders, customers and employees;

•	Attract and retain talented executive officers and other employees; and

•	Support our short-term and long-term corporate performance objectives.

The Committee has established the following compensation philosophies in support of these objectives:

•

Build for the future. The Committee believes it is important to have a leadership team that is capable of successfully operating and growing an increasingly complex business. Consistent with this principle, we strive to establish and maintain an executive compensation program that enables us to attract talented executives with experience managing companies within our industry and our current stage of growth. We also seek to establish an executive compensation package that will provide us an opportunity to retain our performing executives in an increasingly competitive global market. In order to accomplish these goals, we recognize the importance of paying aggregate compensation that is competitive with that of other public companies in our industry.

•

Ensure transparency. The Committee appreciates the need for stockholders to have the opportunity to understand all of the elements of our executive compensation program. We are committed to providing disclosures on a timely basis, in plain English, so stockholders can understand the rationale for, and objectives of, our executive compensation decisions. In addition, we strictly adhere to rules and guidelines relating to the dating, pricing and disclosure of stock-based awards. In that regard, we do not time the release of material non-public information for the purpose of affecting the value of equity awards.

These philosophies guide the Committee in assessing the aggregate amount of compensation to pay to each of our named executive officers, as well as the mix of compensation components paid to each such officer. Other factors considered by the Committee include the benchmarking data provided to us by Mercer (US) Inc., general competitive practices and trends, our business objectives and corporate responsibilities, and regulatory requirements.

Our objectives and philosophy, as well as the other factors noted above, were reviewed and discussed by the Committee in 2007. After such review and discussion, the Committee determined that the stated objectives and philosophies accurately reflect the goals of the Committee and TriZetto. Accordingly, no substantive changes were made to them in 2007.

The Compensation Committee

Roles and Responsibilities

The Committee oversees our executive compensation program. It is also responsible for developing and reviewing our executive compensation objectives and philosophies and ensuring that our executive officers are compensated according to those objectives and philosophies. The Committee operates under a written charter. In accordance with our charter, the key responsibilities of the Committee include:

•	Periodically reviewing and revising our objectives and philosophy with respect to executive compensation;

•

Reviewing and approving compensation for our Chairman and Chief Executive Officer and other executive officers, including base salary, annual cash incentives, equity-based awards, employment agreements, severance arrangements, change in control arrangements and any other special or supplemental benefits relating to compensation;

•	Overseeing the administration of our 1998 Long-Term Incentive Plan;

•	Periodically surveying the executive compensation practices of other similarly positioned companies and making adjustments to our compensation practices, as necessary;

•	Establishing and approving annual performance goals and objectives for our Chairman and Chief Executive Officer, and evaluating his performance against such goals and objectives;

•	Approving our benefits and retirement plans;

•	On an annual basis reviewing and evaluating the adequacy of compensation and benefits for the independent directors, and recommending changes, if any, to the Board of Directors for approval;

•	Reviewing and approving the financial targets for our cash bonus and performance-based equity incentive programs, and approving payouts under these plans;

•	Periodically reporting its activities and decisions to our full Board of Directors; and

•	Preparing a report on compensation as required by the SEC for inclusion in our annual Proxy Statement, and reviewing this CD&A.

We periodically review our Compensation Committee charter to ensure that it accurately reflects the compensation objectives and philosophy of TriZetto. The most current version of the charter was adopted by the Board of Directors on January 30, 2008 and is available for public inspection on our website, www.trizetto.com.

Committee Membership

Paul F. LeFort, Lois A. Evans and L. William Krause were members of the Committee effective as of the beginning of 2007. Mr. LeFort was the Chairman of the Committee at that time. Ms. Evans resigned from the Board of Directors effective April 24, 2007. Effective April 25, 2007, Nancy H. Handel was appointed to replace Ms. Evans on the Committee concurrent with her appointment to our Board of Directors. On the same date, Mr. Krause was appointed Chairman of the Committee and Jerry P. Widman was appointed to the Committee, bringing the total number of Committee members to four. Each member of the Committee qualifies as a “non-employee” director under Rule 16b-3 of the Exchange Act, satisfies the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and qualifies as an “independent director” under the listing requirements of the NASDAQ Global Select Market.

Committee Process

The Committee meets as often as necessary, but at least twice annually. In 2007, the Committee met 12 times. The Committee’s Chairman works with our Senior Vice President – Human Capital Management (“SVP HCM”) to establish an annual calendar and an agenda for each meeting. The Committee evaluates and approves recommendations and proposals that are submitted, in writing, by our SVP HCM. In matters related to the compensation of our Chief Executive Officer, the Committee meets in executive session and reports its decisions to our Senior Vice President, General Counsel and Secretary. Minutes are kept of each Committee meeting and the Committee reports its action and decisions at regularly scheduled Board meetings. The Committee also may act by unanimous written consent. The Committee has final authority to make decisions with respect to the principal elements of compensation of our named executive officers and may, if it chooses, delegate any of its responsibilities to subcommittees. However, the Committee generally does not delegate any portion of its duties to subcommittees.

Advisors to the Committee

The Committee is authorized to engage its own advisors to assist in carrying out its responsibilities. In 2006, the Committee selected Mercer (US) Inc. (“Mercer”) to serve as a compensation consultant to the Committee. Mercer continued to act as a compensation consultant to the Committee through 2007 and is expected to continue in this role until determined otherwise by the Committee or Mercer. The Committee, at its discretion, may replace Mercer or hire additional consultants at any time.

Mercer and its parent company, Marsh & McLennan Companies (“MMC”), provide certain benefits administration services and product development services to us. This relationship was disclosed to the Committee prior to its selection of an advisor, and the Committee determined that our pre-existing relationship with Mercer and MMC did not create a conflict with Mercer’s ability to provide professional and objective counsel to the Committee with respect to executive compensation analysis.

In 2007, MMC and its affiliates, including Mercer, received the following fees, either directly or indirectly, in connection with its relationship with TriZetto:

		Company Sponsor
MMC Division	Work Performed	Compensation Committee	Senior Vice President— Human Capital Management		Senior Vice President— Integrated Health Solutions
Mercer (US) Inc.	Advisor to the Compensation Committee	$151,824
Mercer Health & Benefits, LLC	Administration of our Employee Benefits Program		$263,397	(1)
	Commissions from insurance carriers and benefit vendors		$48,439
	Consulting on new product development				$7,156
Marsh Executive Benefits	Management of Executive Deferred Compensation Plan		$37,972	(2)

Sub-Total By Company Sponsor		$151,824	$349,808		$7,156

Grand Total					$508,788

(1)	We pay Aetna, Inc. (“Aetna”) administrative fees in connection with our self-funded medical benefits plan. This amount represents the administrative fee initially paid to Aetna, which was then remitted to Mercer Health & Benefits in connection with Mercer’s administration of the plan.

(2)	This amount was not paid directly to Marsh Executive Benefits by us, but represents fee income and commissions received by Marsh Executive Benefits in connection with its management of our Executive Deferred Compensation Plan.

Mercer’s engagement by the Committee includes reviewing and advising on all aspects of executive and independent director compensation. Mercer has the authority to provide advice to the Committee regarding any aspect of our executive compensation policies and programs. Mercer’s principal responsibilities include:

•	providing recommendations regarding the composition of our peer group (described below);

•	gathering and analyzing publicly available proxy data for the peer group and other peer group data;

•	analyzing pay survey data and analyses provided by our management;

•	reviewing and advising on the performance measures to be used in bonus formulas and performance-based equity awards;

•	reviewing and advising on target bonus levels, actual year-end bonus calculations, and the design and size of equity awards; and

•	working on special projects for the Committee, including advising on the Committee’s charter and reporting on the responsibilities and processes of other companies’ compensation committees.

The Committee has asked Mercer to attend all regular meetings of the Committee and most of its special meetings, unless otherwise requested by the Committee. During 2007, Mercer attended seven of the Committee’s 12 meetings. In the course of fulfilling its consulting responsibilities, Mercer meets with management from time to time to gather information on and review proposals that management may make to the Committee. However, Mercer reports its findings to the Committee, not to management.

During 2007, Mercer provided the Committee with benchmark data and analysis comparing the compensation of our executives to executives holding similar positions at certain peer group companies. Mercer also opines on the reasonableness and competitiveness of our executive compensation practices, and provides the

Committee with objective analysis of our performance versus that of our peer group. In providing the Committee with survey data and advice, Mercer relied on compensation surveys, publicly available information regarding the companies in our peer group, and Mercer’s experience with companies inside and outside our peer group. While the information and advice provided by Mercer to the Committee are important components of the overall compensation determination process, Mercer does not have any direct decision-making authority with respect to executive compensation decisions. All of the decisions with respect to determining the amount or form of executive and independent director compensation under our executive and independent director compensation programs are made by the Committee alone and may reflect factors and considerations other than the information and advice provided by Mercer.

The Committee has established procedures that it considers adequate to ensure that Mercer’s advice to the Committee remains objective and is not influenced by our management. These procedures include:

•	a direct reporting relationship of the Mercer consultant to the Committee;

•	a provision in the Committee’s engagement letter with Mercer specifying the information, data, and recommendations that can and cannot be shared with management;

•	an annual update to the Committee on Mercer’s financial relationship with the Company, including a summary of the work performed for us during the preceding 12 months; and

•

written assurances from Mercer that, within the Mercer organization, the Mercer consultant who performs services for the Committee has a reporting relationship and compensation determined separately from Mercer’s other lines of business and from its other work performed for the Company.

Mercer has provided the Committee with written assurance that these procedures continue to be in place and were followed during 2007.

Management Involvement in Compensation Decisions

Compensation decisions for our Chairman and Chief Executive Officer are made solely by the Committee with advice from Mercer or other information sources as deemed necessary or appropriate by the Committee. Members of our management team (including our Chairman and Chief Executive Officer) do not exercise any influence over compensation decisions for our Chairman and Chief Executive Officer.

Compensation proposals for our named executive officers other than our Chairman and Chief Executive Officer are initially developed by our SVP HCM and other management personnel in the human resources department. After incorporating any comments from our Chairman and Chief Executive Officer, our SVP HCM is typically asked by the Committee to present the compensation proposals. Our SVP HCM regularly attends Committee meetings. In addition, one or more of our Chairman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer occasionally participate in Committee discussions regarding the compensation of our named executive officers (other than our Chairman and Chief Executive Officer or themselves) at the request of the Committee. However, while members of the management team do have the ability to influence compensation decisions by providing input at Committee meetings that they attend, they do not participate in actual executive compensation decisions and the Committee may consider, but is not obligated to accept management’s recommendations with respect to executive compensation.

Key Performance Management System (KPMS)

For the past several years, we have used a proprietary performance management system to assess the individual performance of certain executive officers, including each of our named executive officers. The system is referred to as the Key Performance Management System (the “KPMS”). The KPMS is an objectives-based performance evaluation tool that management uses to establish individual performance targets for certain executives at the beginning of each fiscal year and then objectively assess the performance of those executives by comparing actual results at the end of the fiscal year to the initial performance targets. The score received by each of the executives on the KPMS is one factor the Committee uses to evaluate the performance, contribution and effectiveness of the executives during the fiscal year.

The specific performance targets chosen for each executive vary based upon position and responsibility levels, but are generally closely related to our strategic and tactical business objectives. KPMS objectives for our Chairman and Chief Executive Officer are established directly by the Committee. KPMS objectives for our named executive officers other than our Chairman and Chief Executive Officer are determined by the management team with final approval from the Committee. KPMS performance targets that may be utilized for our named executive officers include attainment of our financial performance objectives, as well as achievement of individual performance objectives relating to operational efficiency, customer satisfaction and organizational excellence.

The scores achieved by each of our named executive officers through the KPMS assessment process directly impacts the total compensation he or she earns. In particular, performance against the KPMS objectives are taken into consideration when establishing base salary increases and annual incentive cash compensation awards, as discussed in greater detail under the sections entitled “Base Salary” and “Annual Incentive Cash Compensation” below.

Executive Compensation Components

For 2007, the components of compensation for the named executive officers remained substantially unchanged from 2006. The principal components of compensation were:

•	Base salary;

•	Annual cash incentive compensation for the achievement of performance objectives;

•	Long-term incentive compensation (including both stock options and restricted stock awards); and

•	Perquisites and generally available benefits programs.

The Committee chose these elements of compensation after considering a number of factors, including recommendations from Mercer, competitive practices in our peer group and elsewhere, and the need to drive operational and financial performance. The four principal components of compensation were selected because each is considered useful or necessary to meet one or more of the principal objectives of our compensation philosophy. For example, base salary is set with the goal of attracting employees and adequately compensating and rewarding them on a day-to-day basis for the time they spend and the services they perform. Annual cash incentive compensation is generally designed to reward the achievement of short-term individual and Company performance targets. Our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. Finally, while our perquisites are purposefully limited and are provided only to our Chairman and Chief Executive Officer, we do provide other benefits, such as medical and dental insurance, to our named executive officers that are generally available to all employees. Those benefits represent a fundamental component of compensation necessary to attract and retain employees.

The Committee annually reviews each of the four principal components of executive compensation. The Committee currently expects to continue its policy of reviewing the principal components of compensation at least annually. In setting compensation levels for each named executive officer, the Committee takes into consideration the proposed compensation package as a whole and each component individually, as well as the executive’s past and expected future contributions to TriZetto.

Other than as set forth above, we do not have any formal policies which dictate the amount to be paid with respect to each component of compensation, nor do we have any formal policies which dictate the proportion of the various elements. We also do not have any formal policies for allocating between cash and non-cash compensation or short-term and long-term compensation. Instead, the Committee relies on the factors set forth above and the process described under the sections herein entitled “Management Involvement in Compensation Decisions” and “Benchmarking Process” to determine the compensation to be paid to our named executive officers.

Benchmarking Process

In order to properly review and analyze our executive compensation program, the Committee has determined that it is prudent to compare certain aspects of executive compensation, such as base salary, annual cash incentives and long-term equity incentives, to those provided by our peer group. Working with Mercer, the Committee reevaluated the peer group used in 2006 and determined a group for 2007. In 2007, the Committee requested that Mercer identify the compensation paid to executives holding equivalent positions or having similar responsibilities as our named executive officers within a peer group consisting of the following companies:

•	i2 Technologies

•	Aspen Technologies

•	Eclipsys Corporation

•	Emdeon Corporation

•	Epicor Software Corporation

•	Fair Issac Corporation

•	First Consulting Group

•	Henry & Associates

•	ICT Group, Inc.

•	Informatica Corporation

•	Inventiv Health

•	JDA Software

•	Lawson Software

•	Manhattan Associates

•	Micros Software

•	Sapient Corporation

•	Tibco Software

•	Transaction System Architects

In determining the 2007 peer group, the Committee selected from among companies that met certain of the following criteria: (1) U.S. publicly traded, (2) similar revenue size, (3) similar industry and (4) similar products or services (software and related services). These criteria were identified by Mercer as the key criteria that should be used to determine an appropriate peer group. The following table sets forth each of the 2007 peer group companies as well as some of the criteria used to select each company for inclusion within the peer group:

Name	2006 Revenue (in 000’s)	Description
i2 Technologies	$279.7	Supply chain management software
Aspen Technologies	$293.3	Integrated software solutions
Eclipsys Corporation	$427.5	Integrated software solutions
Emdeon Corporation	$1,099.0	Health information services
Epicor Software Corporation	$384.1	Enterprise software
Fair Issac Corporation	$822.2	Consumer credit information
First Consulting Group	$277.8	Information products and services
Henry & Associates	$668.1	Information services for banks
ICT Group, Inc.	$447.9	Outsourced business services
Informatica Corporation	$324.6	Enterprise software
Inventiv Health	$766.2	Information products
JDA Software	$277.5	Supply and demand management software
Lawson Software	$750.4	Enterprise software
Manhattan Associates	$246.4	Supply chain software
Micros Software	$785.7	Enterprise software
Sapient Corporation	$421.6	Technology consulting and services
Tibco Software	$577.4	Infrastructure software
Transaction System Architects	$293.0	Electronic payment systems

The companies added to the 2007 peer group, which were not part of the 2006 peer group were: i2 Technologies, Aspen Technologies, Emdeon Corporation, Henry & Associates, Informatica Corporation, Inventiv Health, JDA Software, Manhattan Associates, Micros Software, and Tibco Software. The companies which were removed from the 2006 peer group for 2007 were: Computer Horizons Corp., Kanbay International, Inc., Per-Se Technologies, Inc., QAD Inc., Quest Software, SI Corp., Transaction System Corporation, and Vignette Corporation. The principal reasons that the peer group companies changed from 2006 to 2007 were: (1) the completion of acquisitions, (2) a substantial increase or decrease in revenue size, and/or (3) a lack of timely SEC filings. The peer group to be used for 2008 has not yet been determined.

We relied on a compensation study review provided by Mercer to establish target compensation levels based upon compensation levels provided by members of our peer group. Data from the review included base salary, targeted incentive cash compensation and targeted long-term equity incentive awards for executive officers with various positions and responsibility levels from our peer group companies. The use of the compensation review for the named executive officers was limited to information from our peer group except for the President and Chief Operating Officer position for which data from similar-sized companies across industries was also reviewed given the lack of an adequate sample of similar positions within the peer group. Furthermore, consistent with standard practices, Mercer applied its own knowledge and experience, including with regard to companies outside the peer group, in advising the Committee about appropriate compensation levels and in gauging whether the peer group was an appropriate measure of the general market’s compensation practices.

In addition to providing a comprehensive compensation review setting forth the compensation amounts and components paid by our peer group companies to their executive officers, the Mercer compensation study review included a relative performance analysis which compared our financial results over a one-year and three-year period to the financial results of our peer group companies over the same periods. The analysis relied on several key financial performance metrics, which included revenue growth, operating margins, return on equity, and total stockholder returns, to compare the comprehensive financial results of the various companies. The Committee selected these specific performance metrics from a list of performance metrics initially proposed by Mercer, and then instructed Mercer to compile data relevant to each of the selected metrics from the peer group companies, most of which was publicly available through SEC filings or otherwise. Once the data was obtained, each of the financial metrics were assigned equal weights, and were then used to create a single benchmark of overall financial performance for each of the various companies over the one-year and three-year periods. The most significant result of the performance analysis is that it afforded us the ability to compare the Company’s comprehensive financial results with that of each of the companies in its peer group, and to determine precisely where the Company’s results ranked with respect to the other companies.

Upon delivery of the final review by Mercer, the Committee determined that, for purposes of making decisions regarding total compensation to be paid, it should rely on the performance benchmark data provided with respect to the three-year period. The Committee reasoned that the longer period reduces the effects of business cyclicality and other unusual charges that may skew financial results over the short term and, therefore, provides a better benchmark to which to compare our overall financial performance. In this regard, we excluded the impact of the one-time $15.0 million legal settlement that we reached with McKesson Information Solutions, LLC in the third quarter of 2006 for purposes of comparing our financial results to those of our peer group.

The key conclusion from the relative performance analysis was we have performed at approximately the 65th percentile with respect to our peer group companies over the past three years. After carefully reviewing the results of the performance analysis and discussing the methodology with Mercer, the Committee determined that it was reasonable to use the 65th percentile as a benchmark for setting initial total compensation targets for our named executive officers’ compensation (subject to a number of other factors discussed with respect to individual compensation components below). In other words, the Committee determined that total compensation paid to our named executive officers should be at approximately the 65th percentile of total compensation paid to executive officers at our peer group companies who have similar positions and responsibilities. The Committee believes that, because pay for performance is a key compensation philosophy, compensating executive officers on a level which is commensurate with their recent performance (as reflected in our recent financial results) is a prudent and equitable way to make compensation decisions. As a result of the foregoing, the actual compensation paid out to our named executive officers in 2007 was generally consistent with the 65th percentile of total compensation paid to executive officers at our peer group companies.

Base Salary

We provide executives with base salaries to compensate them for services rendered during the year. Base salaries provide a basic level of compensation and are necessary to recruit and retain executives. While the Committee does not specifically benchmark individual compensation components (such as base salary) as it does with total compensation, the Committee does receive and review base salary information regarding the peer group companies provided by Mercer. In light of the availability of this information, and the Committee’s decision to target overall compensation at the 65th percentile, the starting place for the determination of base salary for our named executive officers is approximately the 65th percentile of executives with similar positions and responsibilities at our peer group companies. However, this information is only one factor used to establish base salaries for our named executive officers. The Committee also considers the following factors during its review process:

•	Market and peer data provided by independent research and outside consultants;

•	An internal equity review of each executive’s compensation relative to that of other executives with comparable roles;

•	An evaluation of each executive’s contribution and performance using the KPMS assessment process; and

•	Overall annual salary budget guidelines for the Company.

Chairman and Chief Executive Officer

As with all of our named executive officers, the annual base salary of our Chairman and Chief Executive Officer is initially set by comparison to the 65th percentile of base salaries for executive officers with similar positions and responsibilities at our peer group companies and consideration of several factors, including those set forth above. Annual base salary adjustments are based on the Committee’s reevaluation of market data reflecting salaries paid by peer group companies, our overall annual salary budget guidelines, an evaluation of internal pay equity concepts and an evaluation of his performance using the KPMS assessment process. In 2007, base salary comprised 21% of our Chairman and Chief Executive Officer’s total compensation.

Other Executive Officers

The annual base salaries of our other executive officers are initially set by comparison to the 65th percentile of base salaries for officers with similar positions and responsibilities at our peer group companies and consideration of several factors, including those set forth above. Annual base salary adjustments for our executive officers other than our Chairman and Chief Executive Officer are based primarily on a reevaluation of the salaries paid by peer group companies, a review of market and peer data provided by compensation consultants as well as an internal equity review of each executive’s salary relative to other executives with comparable roles and performance. Our Chairman and Chief Executive Officer also exercises some influence with respect to the final base salary amounts to be paid to the executive officers after consideration of the above factors and consultation with the Committee. However, final compensation decisions for each of our executive officers are made by the Committee. In 2007, base salary comprised between 27% and 85% of the total compensation earned by our named executive officers other than our Chairman and Chief Executive Officer.

The following table sets forth the 2007 base salary of each of our named executive officers, the 2007 base salary as a percentage of 2007 total compensation, the percentage increase in the base salary of each of our named executive officers from 2006 to 2007, and a comparison of the base salary paid to each of our named executive officers to the 65th percentile of our peer group companies for officers with similar positions and responsibilities.

Named Executive Officer	2007 Base Salary	2007 Base Salary as a Percentage of 2007 Total Compensation	Percentage Increase in Base Salary from 2006 to 2007	2007 Base Salary Percentage Above or Below 65th Percentile
Jeffrey H. Margolis Chairman and Chief Executive Officer	$573,021	21%	5%	-8%
James C. Malone (1) Former Executive Vice President and Chief Financial Officer	$320,252	85%	5%	-9%

Named Executive Officer	2007 Base Salary	2007 Base Salary as a Percentage of 2007 Total Compensation	Percentage Increase in Base Salary from 2006 to 2007	2007 Base Salary Percentage Above or Below 65th Percentile
Robert G. Barbieri(2) Chief Financial Officer	$375,000	51%	—	+7%
Kathleen Earley President and Chief Operating Officer	$425,241	27%	5%	+14%
Anthony Bellomo(3) Executive Vice President, Product Management	$330,000	35%	10%	-8%
Philip J. Tamminga(3) Executive Vice President, Development and Customer Support	$330,000	40%	12%	-8%

(1)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. The amounts set forth in this table with respect to Mr. Malone reflect what he would have been paid had he been employed for the entire fiscal year. Because he resigned mid-year, Mr. Malone was not eligible for certain annual cash and long-term incentive compensation.

(2)	Mr. Barbieri was hired as our Chief Financial Officer effective as of August 13, 2007. The amounts set forth in this table with respect to Mr. Barbieri reflect what he would have been paid had he been employed for the entire fiscal year.

(3)	The 2007 base salaries for Messrs. Bellomo and Tamminga became effective on February 16, 2007 and also reflect a promotion to an Executive Vice President position.

Annual Cash Incentive Compensation

The majority of our employees, including our named executive officers, are eligible to receive annual cash incentive compensation under our Cash Bonus Plan (the “Plan”). With respect to our named executive officers, the Plan is designed to align a significant portion of each executive’s cash compensation with our annual performance to ensure that our executives focus on critical annual performance objectives and share the financial benefits of meeting or exceeding those objectives. It is also designed to help attract and retain qualified executives and reward exceptional goal achievement.

Calculation of Targeted Bonus Pool

At the beginning of each fiscal year, our management team establishes a targeted annual budget for the Plan (the “Targeted Bonus Pool”). The determination of the Targeted Bonus Pool is a multi-step process. Initially, our management team ascertains the projected salary expense for each eligible employee for the upcoming fiscal year and establishes an individual target bonus opportunity for each such employee. The individual target bonus opportunity for each employee is generally a fixed percentage of the base salary for that employee and varies considerably based upon the position and responsibility level of the employee. For example, in 2007, the individual target bonus opportunity ranged from 2% of base salary for our entry-level employees to 100% of base salary for our most senior executives. The 2007 individual target bonus opportunity for our named executive officers ranged from 75% to 100% of base salary. The Targeted Bonus Pool is then determined by aggregating the dollar amount of the individual target bonus opportunities for all of our eligible employees, including our named executive officers. For 2007, the Targeted Bonus Pool amount was $19,610,000 (based on staffing levels at the time the pool was determined). However, while the Targeted Bonus Pool is used as the starting point for determining the total amount available under the Plan, the aggregate funding level for the Plan for a given year ultimately depends entirely upon our performance for that year.

Use of Performance Metrics

In order to gauge our performance during a given fiscal year for purposes of funding the Plan, we have historically relied upon the achievement of financial performance objectives relating to revenue, EBITDA, adjusted EBITDA, net income, earnings per share, free cash flow and revenue growth, as well as financial targets applicable to the Company’s business units. For 2007, the Committee determined that the following performance metrics were most appropriate to assess our overall financial performance:

Performance Metrics	Rationale
Consolidated Revenue	• Essential measure of total stockholder return.

• Focuses executives on top line growth for all segments of our business.

• Readily measured and reported to stockholders on a quarterly and annual basis.

Diluted Earnings Per Share	• Essential measure of total value accrued to stockholders.

• Key valuation metric used by Wall Street and investors.

• Readily measured and reported to stockholders on a quarterly and annual basis.

Free Cash Flow	• Key valuation metric used by Wall Street and investors.

• Focuses management on cash produced by ongoing business operations.

• Readily measured and reported to stockholders on a quarterly and annual basis.

At the beginning of each fiscal year, in addition to calculating the Targeted Bonus Pool, our management team proposes target amounts for each of the performance metrics. The proposed target amounts are determined after consideration of several factors, including performance with respect to the metrics in prior years, current strategies and business plans, and our commitment to stockholder return. The target amounts are ultimately approved by the Committee. For 2007, the target amounts for each of the three performance metrics and the weights assigned to each of the metrics were as follows:

Performance Metric	Weight	Target
Consolidated Revenue	33.3%	$449,300,000
Diluted Earnings Per Share	33.3%	$0.53
Free Cash Flow	33.3%	$46,800,000

By assigning weights of 33.3% to each of the performance metrics, the Committee has ensured that Company performance with respect to each metric will play an equal role in the final determination of the amount actually paid out under the Plan for a given year. The Committee believes that this is a prudent way to weight each performance metric because it believes that each metric is equally important in measuring our financial performance over the course of a given fiscal year.

Calculation of Final Bonus Pool

As discussed above, our achievement with respect to the targets set for the three performance metrics is directly related to the amount that is actually paid out under the Plan at the end of a given fiscal year (the “Final Bonus Pool”). The Committee has approved the following formula for calculating the Final Bonus Pool. We must achieve at least 80% of a target performance metric (the “Threshold Level”) in order for the Plan to be funded with respect to that performance metric. At the Threshold Level of achievement, the funding percentage for the particular performance metric is 50%. If we achieve 100% of a target performance metric (the “Target Level”), the funding percentage for the particular performance metric is 100%. If we achieve 125% of a target performance metric (the “Maximum Level”), or greater, the funding percentage for the particular performance metric is 150%. If we achieve anywhere between the Threshold Level and the Maximum Level of a particular performance metric, the funding percentage for the performance metric is calculated via interpolation, meaning that it is adjusted pro rata based upon the level of achievement.

The table below summarizes the threshold, target, and maximum amounts applicable to each of the performance metrics in 2007 as well as the funding levels associated with each amount.

Performance Metric	Threshold Level (80% of Target)	Target Level	Maximum Level (125% of Target)
Consolidated Revenue	$359,400,000 (50% funding level)	$449,300,000 (100% funding level)	$561,600,000 (150% funding level)
Earnings Per Share	$0.42 (50% funding level)	$0.53 (100% funding level)	$0.66 (150% funding level)
Free Cash Flow	$37,400,000 (50% funding level)	$46,800,000 (100% funding level)	$58,500,000 (150% funding level)

After assessing the Company’s actual performance in 2007, the Committee determined that the Company achieved a funding result of 102% for the Consolidated Revenue target, 106% for the Earnings Per Share target (excluding the impact of our convertible note offerings) and 96% for the Free Cash Flow target, resulting in a total weighted average funding level of approximately 101% (the “Total Weighted Average Funding Result”). The Total Weighted Average Funding Result corresponds to a Final Bonus Pool for all participating employees of $18,442,000 (based on staffing levels as of December 31, 2007).

Calculation of Individual Bonus Payout Amounts

Upon calculating the Final Bonus Pool, the Committee is then tasked with determining the amount of annual cash incentive compensation to be paid to our executive officers, including our named executive officers. The Committee delegates to our management team the responsibility for determining the amount of annual cash incentive compensation to be paid to all other eligible employees.

As mentioned above, at the beginning of each fiscal year, our management team establishes an individual target bonus opportunity for each employee that is used to establish the Target Bonus Pool. However, the actual annual cash incentive compensation amount to be paid to each employee with respect to a given year, while correlated to the initial targeted bonus amount, is ultimately dependent on our performance with respect to certain financial performance criteria and the employee’s individual performance, as assessed by the KPMS process.

For 2007, the Committee determined that the performance metrics used to assess our financial performance for purposes of determining the Final Bonus Pool should largely be the same as the performance metrics used to determine individual annual cash incentive compensation payouts. Accordingly, the three main performance metrics used were Consolidated Revenue, Diluted Earnings Per Share and Free Cash Flow. The Committee has purposefully tied the performance metrics used to calculate the Final Bonus Pool to those used to calculate individual payouts under the Plan because it believes that this focuses management on the achievement of important Company financial performance objectives and ensures that there is a direct correlation between the value of bonuses to be paid under the Plan in a given year and the value of the Final Bonus Pool in the same year. However, in addition to relying on these performance criteria, the Committee also believes that it is important to make individual performance an important part of the annual cash incentive compensation calculation.

The following table sets forth the four performance metrics that the Committee relies on when calculating the payout of individual bonuses under the Plan and the weights applicable to each performance metric:

Performance Metric	Weight
Consolidated Revenue	30%
Diluted Earnings Per Share	30%
Free Cash Flow	30%
Individual Performance (measured using the KPMS process)	10%

Because the Committee believes that each of the three Company financial metrics identified above are equally important indicators of our overall financial performance for purposes of determining individual payout amounts under the Plan, it chose to assign an equal weight of 30% to each of them for 2007. In other words, 90% of the total annual cash incentive compensation amount that could be paid to each of our named executive officers is directly tied to our achievement with respect to these three financial performance metrics.

While individual performance was a qualitative factor that was generally taken into account when calculating annual cash incentive payments to individual executives in prior years, it was not a specific quantitative input for the annual cash incentive compensation calculation. However, in 2007, the Committee determined that it was important to formally link each individual executive officer’s KPMS score to the annual cash incentive compensation calculation process. For the first year, the Committee decided to assign a weight of 10% to individual performance (measured using the KPMS scores) and reduced the weight for each of the three Company financial metrics to 30%. For calendar year 2008, the Committee has determined that the appropriate weight for the individual performance metric is 20%, reflecting its determination that individual performance should be more closely correlated with the payment of individual bonuses. The Committee will continue to assess, on at least an annual basis, whether individual performance should play a greater or lesser role in the computation of annual cash incentive payments.

The calculation of the actual annual cash incentive compensation amount to be paid to each named executive officer is nearly identical in principle to the calculation used to determine the Final Bonus Pool. As with calculation of the Final Bonus Pool, the most important variable is the Total Weighted Average Funding Result, which equaled approximately 101% in 2007. Because the Total Weighted Average Funding Result is calculated by reference to our performance with respect to the three specified performance metrics, it is weighted 90% in the determination of individual bonus payouts under the Plan. This portion of the calculation is identical for each of our named executive officers. The remaining 10% is calculated based upon the scores using the KPMS process. Accordingly, this portion of the calculation is unique to each named executive officer. Once the Committee has determined the Total Weighted Average Funding Result, ascertained the scores achieved by each of our named executive officers using the KPMS process and assigned the appropriate weights to each variable, it is then able to determine a weighted average achievement level for each named executive officer (as it relates to any of our named executive officers, the “Individual Weighted Average Achievement Result”).

An Individual Weighted Average Achievement Result of at least 80% must be realized by a named executive officer before he or she will be paid any bonus under the Plan. Assuming achievement at the 80% level, each named executive officer will receive a cash bonus, but the amount will vary considerably based upon the exact Individual Weighted Average Achievement Result attained and the position and responsibility level of the named executive officer. The Committee established the targeted bonus amounts for each named executive officer as a percentage of base salary after reviewing peer group data and consulting with our management team. In keeping with our pay for performance philosophy, the cash bonus available to each named executive officer under the Plan represents a significant percentage of base salary and increases as a percentage of base salary as the responsibility level of the executive increases.

If a named executive officer attains an Individual Weighted Average Achievement Result at exactly the 80% level, it will result in the payment of 50% of the targeted bonus amount for the named executive officer. Achievement at exactly the 100% level will result in payment of 100% of the targeted bonus amount for the named executive officer, and achievement at exactly the 125% level will result in payment of 145% of the targeted bonus amount for the named executive officer. Achievement anywhere between the 80% level and the 125% level will result in the payout of a bonus that is calculated based upon interpolation, meaning that it will be adjusted pro rata based upon the level of achievement.

The table below summarizes the bonus amounts payable to our named executive officers in 2007 based upon the attainment of Individual Weighted Average Achievement Results at the 80% level, 100% level and 125% level.

Individual Bonus Opportunity Amount
Name	80% Individual Weighted Average Achievement Result	100% Individual Weighted Average Achievement Result	125% Individual Weighted Average Achievement Result
Jeffrey H. Margolis	$286,511 (50% of Target)	$573,021 (Target)	$830,880 (145% of Target)
James C. Malone (1)	—	—	—
Robert G. Barbieri (2)	$61,875 (50% of Target)	$123,750 (Target)	$179,438 (145% of Target)
Kathleen Earley	$212,621 (50% of Target)	$425,241 (Target)	$616,599 (145% of Target)
Anthony Bellomo	$123,750 (50% of Target)	$247,500 (Target)	$358,875 (145% of Target)
Philip J. Tamminga	$123,750 (50% of Target)	$247,500 (Target)	$358,875 (145% of Target)

(1)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. Accordingly, Mr. Malone did not have a potential individual bonus opportunity for the fiscal year.

(2)	Mr. Barbieri was hired as our Chief Financial Officer effective as of August 13, 2007. The information set forth in the table above reflects the reduced individual bonus opportunity amount payable to Mr. Barbieri as a result of the fact that he was not employed by TriZetto for the entire fiscal year.

Based upon the individual bonus opportunity amounts set forth in the table above, the Total Weighted Average Funding Result of 101%, and the scores achieved by each of our named executive officers using the KPMS process, the annual cash incentive compensation paid to our named executive officers in 2007 was calculated as follows:

Name	2007 Target Bonus	2007 Funding Level Based on Performance Metrics (1)	2007 Funding Level Based on KPMS Score (2)	2007 Individual Weighted Average Result (3)	2007 Actual Cash Bonus (4)
Jeffrey H. Margolis	$573,021	91.1%	9.7%	100.8%	$577,625
James C. Malone(5)	—	—	—	—	—
Robert G. Barbieri(6)	$123,750	91.1%	9.5%	100.6%	$124,500
Kathleen Earley	$425,241	91.1%	10.0%	101.1%	$430,000
Anthony Bellomo	$247,500	91.1%	10.1%	101.2%	$250,500
Philip J. Tamminga	$247,500	91.1%	10.1%	101.2%	$250,500

(1)	The amounts set forth in this column were determined by multiplying the Total Weighted Average Funding Level, which was 101.2%, by the weight applied to the Company performance metrics for purposes of calculating individual bonus payouts, which was 90%.

(2)	The amounts set forth in this column were determined by multiplying the KPMS score for each named executive officer by the weight applied to the KPMS score for purposes of calculating individual bonus payouts, which was 10%.

(3)	The amounts in this column represent the sum of the Funding Level Based on Performance Metrics column and the Funding Level Based on KPMS Score column as they relate to each named executive officer.

(4)

The amounts set forth in this column were determined by multiplying the 2007 Target Bonus and the 2007 Individual Weighted Average Result (with modest rounding) and are identical to the amounts reported for each named executive officer in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table on page 29 of this Form 10-K/A.

(5)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. Accordingly, Mr. Malone did not have a potential individual bonus opportunity for the fiscal year.

(6)	Mr. Barbieri was hired as our Chief Financial Officer effective as of August 13, 2007. The information set forth in the table above reflects the reduced “2007 Target Bonus” and “2007 Actual Cash Bonus” payable to Mr. Barbieri as a result of the fact that he was not employed by us for the entire fiscal year.

The 2007 annual cash incentive compensation amount paid to our Chairman and Chief Executive Officer comprised 21% of his total compensation in 2007. The amounts paid to our other named executive officers comprised between 0% and 30% of the total compensation paid to them in 2007. Payment of these annual cash incentive compensation amounts occurred on March 14, 2008.

Long-Term Incentive Compensation

Long-Term Incentive Compensation for 2007

In 2007, long-term incentive compensation was awarded by the Committee pursuant to our stockholder-approved 1998 Long-Term Incentive Plan (the “LTIP”). The LTIP is designed to motivate executives to achieve long-term goals to create stockholder value and reward them to the extent they achieve such goals. The long-term incentive awards in 2007 for the named executive officers included three basic components: non-qualified stock options, performance-based restricted stock and service-based restricted stock. Historically, we have granted our stock-based awards during the first quarter of each fiscal year.

All grants of non-qualified stock options and restricted stock are initially proposed by management and then approved by the Committee. Management generally does not have any discretion regarding the timing or amount of any grants of options or restricted stock. However, following approval of the grant by the Committee, management is responsible for the administration of the agreements under which the options and restricted stock are granted. In addition, we strictly adhere to rules and guidelines relating to the dating, pricing and disclosure of stock-based awards. In that regard, we do not time the release of material non-public information for the purpose of affecting the value of equity awards.

For 2007, the Committee determined that it was appropriate to award long-term incentive compensation to our named executive officers based upon a multiplier of each named executive officer’s 2007 salary. The multiplier that the Committee determined to be appropriate for each named executive officer was selected after a review of independent survey data regarding the compensation practices of companies with respect to awarding long-term incentive compensation to executives. The companies reviewed included those within the peer group and those outside of the peer group. The Committee used the survey data to determine the typical correlation between base salary and the value of long-term incentive compensation awarded in a given year for named executive officers with different positions and levels of responsibility. The Committee then used that correlation to establish a multiplier appropriate to each named executive officer. However, the Company did not specifically benchmark its total long-term incentive compensation to that of any of the companies it reviewed. Instead, the Committee used the independent survey data as one factor in assessing an appropriate long-term incentive compensation amount for each named executive officer. The Committee also considered other factors such as the following:

•

For new executives, the aggregate long-term incentive awards necessary to attract the executive to the Company as well as the potential that we may need to supply the executive with an inducement award to compensate the executive for loss of compensation from leaving a previous employer; and

•

For continuing executives, the executive’s prior and outstanding awards, award levels offered by peer companies for executives with similar positions and responsibilities, as well as a subjective analysis of each individual’s scope of responsibilities, individual performance and expected future contributions to the Company.

The table below sets forth the 2007 salary, applicable multiplier and resulting total value of long-term incentive compensation awarded to each of our named executive officers in 2007.

Named Executive Officer	2007 Base Salary	Applicable Multiplier		Total Value of 2007 Long-Term Incentive Award
Jeffrey H. Margolis	$573,021	1.75		$1,003,314
James C. Malone (1)	$320,252	0.96		$307,442
Robert G. Barbieri (2)	$375,000	5.10	(3)	$1,913,080	(3)
Kathleen Earley	$425,241	1.07		$455,008
Anthony Bellomo	$330,000	0.64		$211,200
Philip J. Tamminga	$330,000	0.64		$211,200

(1)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007.

(2)	Mr. Barbieri was hired as our Chief Financial Officer effective as of August 13, 2007.

(3)	The total value of long-term incentive awards payable to Mr. Barbieri in 2007 reflects the payment of an inducement award of service-based restricted stock which was used to recruit Mr. Barbieri.

As mentioned above, long-term incentive compensation awards include non-qualified stock options, service-based restricted stock and performance-based restricted stock. For 2007, the Compensation Committee determined that it was appropriate to award 50% of the total value of long-term incentive awards in the form of non-qualified stock options and 50% in the form of service-based and performance-based restricted stock. In choosing to split the grants between these distinct types of long-term incentive awards, the Committee indicated that it believes that each award has attributes that are important for the accomplishment of our executive compensation objectives. The most important attributes associated with each such award are discussed under the separate award headings below. In addition, the Committee considered the following factors:

•	The number of unvested options already held by executives;

•	The likelihood that the outstanding awards would have a meaningful impact on executive retention and performance;

•	The likelihood that reasonable share performance or financial targets could be met;

•	Efficient use of equity to provide lower long-term dilution to stockholders through the use of restricted stock; and

•	Lower FAS 123(R) expense with the use of restricted stock.

Non-Qualified Stock Options

Non-qualified stock options afford the recipient with the opportunity to purchase a certain number of shares of our common stock at a specified exercise price during the term of the option. If the price of our common stock increases during the term, then the recipient can exercise the option and profit from the spread between the sale price of the common stock and the exercise price.

Based on the Committee’s decision to award 50% of the total value of long-term incentive awards in the form of non-qualified stock options, and using the Black-Scholes option pricing model for valuing the stock option awards, we awarded an aggregate of 197,428 stock options to our named executive officers in 2007. In accordance with the terms of the LTIP, the option exercise price for all stock options is equal to the closing price of our common stock on the date of grant. We do not issue discounted stock options or permit the repricing of previously issued options. Stock options granted in 2007 have a ten-year term and generally vest ratably over a four-year period.

We believe that stock options are an important element of total executive compensation because stock options:

•	Focus executives on increasing stockholder value;

•	Are consistent with our pay-for-performance philosophy, as value is created for the executive only if the share price of our common stock increases during the option term; and

•	Help retain key executives as the options typically vest on a ratable basis over a multi-year period.

Restricted Stock

Restricted stock is common stock that is granted to our named executive officers subject to forfeiture unless specified conditions are met. In the case of service-based restricted stock, the award will vest provided the executive remains employed with the Company on the vesting date. In the case of performance-based restricted stock, some or all of the award will generally be forfeited unless certain individual or Company performance targets are achieved. As mentioned above, the Committee determined that 50% of the total value of long-term incentive awards should be in the form of service-based and performance-based restricted stock. Historically, all of our restricted stock awards were service-based awards and were, therefore, subject to vesting based solely upon continued employment and the passage of time. However, management proposed to the Committee in 2007 that 1/3 of the restricted stock awards be granted in the form of performance-based awards with the other 2/3 being granted in the form of service-based awards. Because it believes that the proposal was in keeping with our pay-for-performance philosophy and will further focus management on delivering business results that will enhance stockholder value, the Committee decided to adopt management’s proposal.

Service-Based Restricted Stock. As a result of the Committee’s determination regarding the aggregate value of service-based restricted stock to be awarded, and using the market value of the awards on the date of grant, we awarded an aggregate of 157,492 shares of service-based restricted stock to our named executive officers in 2007. Of this amount, 36,669 shares were awarded with three-year cliff vesting, and 73,323 shares were awarded with two-year cliff vesting. The Committee’s decision to split the issuance between shares vesting over two years and shares vesting over three years is based upon management’s recommendation and the Committee’s desire to balance the use of stock vesting as a significant retention device with its use as an important source of realizable compensation.

The remaining 47,500 shares were granted to our Chief Financial Officer, Mr. Barbieri, as part of his inducement package to join the Company. These shares were awarded effective as of August 13, 2007, the date on which Mr. Barbieri was hired, with the following vesting schedule:

Vesting Date	Shares
December 31, 2007	7,500
August 13, 2008	10,000
August 13, 2009	10,000
August 13, 2010	10,000
August 13, 2011	10,000

We believe that service-based restricted stock awards are an important element of total executive compensation because they:

•	Help retain key executives as the shares typically vest over a multi-year period;

•	Reward executive dedication despite business cyclicality or other factors outside of the control of the executive; and

•	Focus executives on increasing stockholder value.

Performance-Based Restricted Stock. In recent years, we have used only service-based restricted stock awards. In light of the factors mentioned above, the Committee determined that a greater emphasis should be placed on performance-based restricted stock to focus executives on meeting prescribed Company financial goals and to strengthen the relationship between executive pay and Company performance. As a result of the Committee’s determination regarding the aggregate value of performance-based restricted stock to be awarded, and using the market value of the awards on the date of grant, we awarded an aggregate of 80,008 shares of performance-based restricted stock to our named executive officers in 2007. The performance-based restricted stock that we granted in 2007 cliff vests in 2010 only upon the achievement of a targeted Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share during the vesting period of January 1, 2007 through December 31, 2009.

Performance Target	Minimum (50% vesting)	Target (100% vesting)
Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share	19.2%	24.0%

For purposes of these awards, “EBITDA” is defined as net income, excluding the impact of interest expense, income taxes, depreciation and amortization. “Adjusted EBITDA” means net income, excluding the impact of interest expense, income taxes, depreciation and amortization, charges for legal settlements, charges for facilities closures and asset impairments, stock-based compensation expenses, charges for expected losses on contracts, changes in the fair value of derivative liabilities and certain other factors which are not indicative of ongoing operations. “Compound Annual Growth Rate in Adjusted EBITDA” refers to the cumulative year-over-year growth in Adjusted EBITDA earned by TriZetto during the vesting period. “Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share” is defined as Compound Annual Growth Rate in Adjusted EBITDA divided by the number of shares of our common stock outstanding as of the last day of the vesting period.

After consultation with management, the Compensation Committee agreed that Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share was the appropriate performance metric to be used for this multi-year award as they believed it to be a meaningful gauge of our financial performance over the specified period after making appropriate adjustments for accounting items which are not fundamental to the operation or success of our core business.

If we achieve the “Target” amount or greater as of the vesting date, then the performance-based restricted stock awards subject to the performance condition will vest in full. If we fail to meet the “Minimum” amount as of the vesting date, then the performance-based awards will not vest at all. In the event that we achieve a Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share between the “Minimum” and the “Target” amounts as of the vesting date then the performance awards will vest pro rata between 50% and 100% based upon the level of achievement. The Committee has certain negative discretion with respect to the performance targets for the performance-based restricted stock awards, which means the Committee may adjust the targets to make vesting more difficult to account for extraordinary corporate events (such as future mergers or acquisitions), but it may not adjust the targets to make vesting easier to attain. The Committee did not make any such adjustments in 2007.

We believe that performance-based restricted stock awards are an important element of total executive compensation because they:

•	Build equity ownership for executives;

•	Ensure continued focus on the achievement of specified Company or individual performance targets; and

•	Focus executives on increasing stockholder value.

Long-Term Incentive Compensation for 2008

On January 29, 2008, the Committee reviewed and approved management’s recommendations relative to long-term incentives to be granted during fiscal 2008. During the course of its review, the Committee considered a number of factors including:

•	The need to continue to focus management on creating value for our stockholders;

•	The limited remaining balance of stockholder approved equity available for awards under the LTIP; and

•	Our desire to maintain a competitive position with respect to the payment of long-term incentive compensation for the attraction and retention of key executives.

Based on these considerations, the Committee determined that the following framework should be applicable to the long-term incentive compensation awards that will be granted during fiscal 2008:

•	Based on our three-year historical financial performance, as outlined in the compensation report from Mercer, we have performed at approximately the 65th percentile of our peer group companies;

•

Our executive officers, including our named executive officers, should be awarded long-term incentive compensation in a manner that would result in their total compensation being at approximately the 65th percentile of executives with similar positions and responsibilities at our peer group companies;

•	50% of the value of each executive’s long-term incentive compensation award should be in the form of cash-based performance units; and

•	50% of the value of each executive’s long-term incentive compensation award should be in the form of stock options.

The Committee’s purpose in utilizing cash-based performance units in lieu of traditional restricted stock grants is to conserve the use of pure equity-based awards, while continuing to focus management on the attainment of financial growth objectives that will enhance stockholder value. Also noteworthy is the fact that the Committee approved management’s request to reduce the term of stock option awards from ten years to five years, which management believes may better position us to obtain stockholder approval of additional shares for our equity incentive plans. The details surrounding the 2008 awards for each of our named executive officers will be reported in the Compensation Discussion and Analysis section of our Proxy Statement to be filed in connection with our 2009 annual meeting of stockholders.

Perquisites and Other Benefits

Perquisites

Pursuant to the terms of the Amended and Restated Employment Agreement, effective January 1, 2006, with our Chairman and Chief Executive Officer, we provide him with up to 25 hours of personal use of our owned or leased aircraft each year. The Committee has agreed to allow for 5.5 hours of the time allocated for 2007 to be rolled over to 2008 since the hours were not used in 2007. The incremental expense associated with this perquisite in 2007 was $68,693, which was determined by multiplying the number of hours that Mr. Margolis used the aircraft for personal travel by the hourly and other incremental fees charged for such usage. This amount is set forth in the All Other Compensation column of the Summary Compensation Table on page 29 of this Form 10-K/A. This is the only perquisite received by our Chairman and Chief Executive Officer in 2007. No other named executives received any perquisites in 2007. This is consistent with our historical policy of not providing perquisites to any executive officers except for our Chairman and Chief Executive Officer in accordance with his employment arrangement with us.

Other Benefits

We provide our executives with various retirement and savings programs, health and welfare programs, and other employee benefits which are generally available on the same cost-sharing basis to all of our employees. These benefits include:

•	Medical, dental, and vision insurance;

•	Group life insurance;

•	Pre-tax health care and dependent care flexible spending accounts;

•	Short-term disability insurance;

•	Long-term disability insurance;

•	Tuition reimbursement;

•	Employee stock purchase plan;

•	401(k) plan with partial Company matching; and

•	Employee Assistance Program.

Pension Plans

We do not currently administer any pension plans for the benefit of our named executive officers or any other employees.

Non-Qualified Deferred Compensation

In addition to the above benefits, certain key executives, including all of the named executive officers, are eligible to participate in our Executive Deferred Compensation Plan (the “EDCP”). The EDCP is an unfunded deferred compensation plan established and maintained for the purpose of providing key management employees with the opportunity to defer the receipt of compensation and to accumulate earnings on such deferrals on a tax-deferred basis. Each participant in the EDCP may elect to defer, for any calendar year, up to 75% of his or her base salary and 100% of any commissions or bonuses earned during such calendar year. Participant accounts may be credited with a 50% Company match on up to 6% of the participant’s total compensation less contributions we made to the 401(k) plan on behalf of such participant. This match is discretionary and determined annually by the Committee. In 2007, the Committee decided to match contributions at the maximum level, resulting in an aggregate Company match under the EDCP of $79,011, of which $42,096 was credited to the accounts of our named executive officers. Our contributions vest after three years of service with us. Additional information regarding the EDCP is set forth in the Non-Qualified Deferred Compensation table on page 36 of this Form 10-K/A.

Tax and Accounting Consequences

Deductibility of Executive Compensation

Under Section 162(m) of the Internal Revenue Code, executive compensation in excess of $1.0 million paid to a principal executive officer or an employee being among the three other highest compensated officers is (other than the principal executive officer and principal financial officer) generally not deductible for purposes of corporate federal income taxes. However, qualified performance-based compensation, within the meaning of Section 162(m) of the Internal Revenue Code and applicable regulations, remains deductible. The Committee intends to continue reliance on performance-based compensation programs, consistent with sound executive compensation policy. The Committee’s policy has been to seek to cause executive incentive compensation to qualify as “performance-based” in order to preserve its deductibility for federal and multi-state income tax purposes to the extent possible, without sacrificing flexibility in designing appropriate compensation programs.

Accounting for Stock-Based Compensation

We account for stock-based payments in accordance with the requirements of FASB Statement 123(R) (“FAS 123(R)”).

Employment Agreements

We have an employment agreement with our Chairman and Chief Executive Officer, Jeffrey H. Margolis. The terms of this employment agreement were established after extensive negotiation with Mr. Margolis. In keeping with our historical practices, we do not maintain employment agreements with any of our other named executive officers.

Mr. Margolis’ most recent employment agreement became effective on January 1, 2006. Under the agreement, Mr. Margolis’ initial annual base salary was $546,021 and he is entitled to annual salary increases in conformity with the Company’s general pay practices. As an incentive to maintain employment with us, Mr. Margolis received a retention incentive payment of $44,228 on each of January 1, 2006, 2007 and 2008. The purpose of these retention payments is to encourage Mr. Margolis to continue his employment with TriZetto. Under his employment agreement, Mr. Margolis is also eligible to participate in our Cash Bonus Plan. The amounts that may be paid to Mr. Margolis pursuant to the Plan as well as the criteria used to determine whether such amounts have been earned is discussed under “Annual Cash Incentive Compensation” above. Mr. Margolis’ employment agreement further provides him with up to 25 hours of personal use of our owned or leased aircraft for the calendar years ending December 31, 2006, 2007 and 2008. The Committee has agreed to roll over 5.5 hours of the personal time which remained unused in 2007 to 2008. The Company pays or reimburses Mr. Margolis for all reasonable and necessary out-of-pocket expenses he incurs in the performance of his duties. Furthermore, Mr. Margolis is entitled to participate in all of our employee benefit plans and programs to the same extent generally available to our executives, with the exception of our Employee Stock Purchase Plan (the “ESPP”). As a greater than 5% owner of our outstanding common stock during 2007, Mr. Margolis was ineligible to participate in the ESPP.

Change of Control Agreements

We have entered into “Change of Control” agreements with certain of our executive officers, including each of our named executive officers. In addition, Mr. Margolis’ employment agreement contains certain Change of Control provisions. These agreements provide for severance and other benefits if, following a Change of Control of the Company, an executive’s employment terminates in a way that is adverse to the executive.

The Compensation Committee reviews management requests for Change of Control Agreements, and approves such requests when it determines that providing a Change of Control Agreement is in the best interests of our stockholders. The purpose of our Change of Control Agreements is to provide certain executives with financial security during transactions that could benefit our stockholders, but which could also lead to the termination of employment for the executives. Accordingly, the Change of Control Agreements are designed to ensure that maximum value is received by our stockholders through the completion of a favorable Change of Control transaction, while also protecting our executives, who we acknowledge will be vital to the successful completion of any such transaction. Please refer to the section entitled “Potential Payments Upon Termination or Change of Control” on page 37 of this Form 10-K/A for further information regarding the Change of Control Agreements, the Change of Control provisions of Mr. Margolis’ employment agreement, and the potential payments to be made under each such agreement.

Stock Ownership Guidelines

Our Board of Directors adopted stock ownership guidelines in October 2007 to more closely align the interests of our named executive officers and independent directors with those of our stockholders and to further promote sound corporate governance. The guidelines provide that our Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and any Executive Vice President should maintain an investment in our stock that is equal to at least three times his or her annual base salary. In addition, each independent director should maintain an investment in our stock that is equal to at least three times his or her annual retainer fee. Individuals who are subject to the guidelines at the time of their adoption are required to achieve the applicable ownership level by December 31, 2012. Individuals who become subject to the guidelines after their adoption are required to achieve the applicable ownership level within five years. Once achieved, ownership of the guideline amount must be maintained for as long as the individual is subject to the guidelines.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

The Compensation Committee

L. William Krause, Chairman

Paul F. LeFort

Nancy H. Handel

Jerry P. Widman

Notwithstanding any statement in any of our filings with the SEC that might incorporate part or all of any future filings with the SEC by reference, including this Form 10-K/A, the information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of our Chairman and Chief Executive Officer and our other named executive officers in 2007 and 2006.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)
Jeffrey H. Margolis	2007	573,408	44,228	(6)	691,566	820,603	577,625	—	68,693	(7)	2,776,123
Chairman of the Board and Chief Executive Officer	2006	546,021	44,228		211,865	680,607	546,000	—	63,439		2,092,160
James C. Malone(8)	2007	184,906	—		62,521	128,722	—	—	—		376,149
Executive Vice President and Chief Financial Officer	2006	301,255	—		337,280	92,278	230,000	—	—		960,813
Robert G. Barbieri (9)	2007	147,819	—		318,195	88,804	124,500	—	60,771	(10)	740,089
Chief Financial Officer	2006	—	—		—	—	—	—	—		—
Kathleen Earley	2007	425,251	—		545,710	176,047	430,000	—	—		1,577,008
President and Chief Operating Officer	2006	404,992	—		255,393	118,057	407,000	—	182,425		1,367,867
Anthony Bellomo	2007	326,255	12,500		167,832	197,697	250,500	—	—		954,784
Executive Vice President, Product Management	2006	297,821	22,217		132,853	163,083	227,783	—	—		843,757
Philip Tamminga	2007	325,478	2,500		134,108	116,323	250,500	—	—		828,909
Executive Vice President, Development and Customer Support	2006	290,240	15,702		163,728	89,470	234,298	—	—		793,438

(1)	For Messrs. Margolis, Malone, Bellomo and Tamminga, portions of the amounts set forth in columns (c), (d) and/or (g) have been deferred and, as such, are also reported in column (b) of the Non-qualified Deferred Compensation Table on page 36 of this Form 10-K/A.

(2)	The values in this column reflect the dollar amounts recognized for financial statement reporting purposes for each of our named executive officers for the fiscal year ended December 31, 2006 and 2007, in accordance with FAS 123(R), and thus may include amounts from awards granted in prior years. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 10 to the audited financial statements for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the SEC on February 15, 2008.

(3)	The values in this column reflect the dollar amounts recognized for financial statement reporting purposes for each of our named executive officers for the fiscal year ended December 31, 2006 and 2007, in accordance with FAS 123(R), and thus may include amounts from awards granted in prior years. The amounts shown exclude the impact of estimated cancellations related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in footnote 10 to the audited financial statements for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the SEC on February 15, 2008.

(4)	The values in this column reflect non-equity incentive plan compensation actually earned by each of the named executive officers during 2006 and 2007. For a further discussion of the determination of the non-equity incentive plan compensation amounts payable to each of our named executive officers, please refer to the section entitled “Annual Cash Incentive Compensation” on pages 15 to 20 of this Form 10-K/A.

(5)	We do not sponsor any pension plans on behalf of our named executive officers or other employees. In addition, none of our named executive officers has any above-market earnings on non-qualified deferred compensation to report during 2006 or 2007.

(6)	This amount reflects the payment of a retention incentive bonus to Mr. Margolis on each of January 1, 2006 and 2007 as required by the terms of his Amended and Restated Employment Agreement.

(7)	This amount represents the value of Mr. Margolis’ personal use of the Company’s fractional interest in an aircraft operated and maintained through a program managed by NetJets. Mr. Margolis’ employment agreement provides him with up to 25 hours of personal use of the Company’s owned or leased aircraft for each of the calendar years ending December 31, 2006, 2007 and 2008. The value reported was determined by multiplying the number of hours that Mr. Margolis used the aircraft for personal travel by the hourly and other incremental fees charged by NetJets for such usage. The value does not include (i) any portion of the management fee, which is charged by NetJets regardless of usage, (ii) any depreciation expense related to the aircraft, or (iii) an estimate of the cost to the Company of any disallowance of tax deductions attributable to Mr. Margolis’ personal use of the aircraft. None of the other executive officers has used the Company’s aircraft for personal travel.

(8)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. The amounts set forth in the table with respect to Mr. Malone reflect the fact that he was not an employee for all of 2007.

(9)	Mr. Barbieri was hired as our Chief Financial Officer effective as of August 13, 2007. The amounts set forth in the table with respect to Mr. Barbieri reflect the fact that he was not an employee for all of 2007.

(10)	This amount represents reimbursement for commuting and temporary housing costs incurred by Mr. Barbieri.

GRANTS OF PLAN BASED AWARDS

The table below provides information about equity and non-equity awards granted to our Chairman and Chief Executive Officer and our other named executive officers in 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards($)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/ Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)	(k)	(l)
Jeffrey H. Margolis	—	286,511	573,021	830,880
	1/30/2007				—	44,672	20.42	465,786
	1/30/2007				25,005	—	—	510,602
	2/10/2007				49,995	—	—	1,020,398
James C. Malone (6)	—	—	—	—
	1/30/2007				—	13,688	20.42	142,722
	1/30/2007				7,500	—	—	153,150
	2/10/2007				15,000	—	—	306,150
Robert G. Barbieri	—	61,875	123,750	179,438
	8/13/2007				—	100,000	16.90	926,730
	8/13/2007				47,500	—	—	802,750
	8/13/2007				25,000	—	—	422,500
Kathleen Earley	—	212,621	425,241	616,599
	1/30/2007				—	20,260	20.42	211,247
	1/30/2007				12,501	—	—	255,270
	2/10/2007				24,999	—	—	510,230
Anthony Bellomo	—	123,750	247,500	358,875
	1/30/2007				—	9,404	20.42	98,054
	1/30/2007				5,001	—	—	102,120
	2/10/2007				9,999	—	—	204,080
Philip J. Tamminga	—	123,750	247,500	358,875
	1/30/2007				—	9,404	20.42	98,054
	1/30/2007				5,001	—	—	102,120
	2/10/2007				9,999	—	—	204,080

(1)	These columns show the potential value of the payout to each of our named executive officers under our Cash Bonus Plan. The calculation used to determine the threshold, target and maximum amounts for each named executive officer is explained in the section entitled “Annual Cash Incentive Compensation” on pages 15 to 20 of this Form 10-K/A.

(2)	This column shows the number of shares of restricted common stock granted to each of our named executive officers in 2007. The vesting schedules associated with each of the restricted stock awards are set forth in the table entitled “Vesting of 2007 Plan Based Awards” below.

(3)	This column shows the number of options to purchase shares of common stock granted to each of our named executive officers in 2007. The vesting schedules associated with each of the option awards are set forth in the table entitled “Vesting of 2007 Plan Based Awards” below.

(4)	This column shows the exercise price for the options granted in column (j), which is equal to the closing price of our common stock on the Grant Date reported in column (b).

(5)	This column shows the grant date fair value that we would expense in our financial statements over the vesting period of the stock or options, as applicable, per FAS 123(R), after removing the service-based vesting forfeiture assumption. For the restricted stock awards, this amount equals the number of shares multiplied by the closing price of our common stock on the date of grant. For stock options, this amount is calculated using a Black-Scholes valuation methodology according to FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 10 to the audited financial statements for the fiscal year ended December 31, 2007, which are included in our Annual Report on Form 10-K filed with the SEC on February 15, 2008.

(6)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. Accordingly, Mr. Malone did not have a potential individual bonus opportunity for the fiscal year.

Vesting of 2007 Plan Based Awards

Name	Stock Option Awards	Restricted Stock Awards

Jeffrey H. Margolis	44,672 options vest in four equal annual installments beginning on 1/30/2008	25,005 performance-based restricted stock awards vest on 3/15/2010, if, and only to the extent that, we achieve certain financial performance targets(1)

33,329 service-based restricted stock awards vest on 2/10/2009

16,666 service-based restricted stock awards vest on 2/10/2010

James C. Malone(2)	—	—

Robert G. Barbieri	100,000 options vest in four equal installments beginning on 8/13/2008	25,000 performance-based restricted stock awards vest on 3/15/2010, if, and only to the extent that, we achieve certain financial performance targets(1)

7,500 service-based restricted stock awards vested on 12/31/2007

40,000 service-based restricted stock awards vest in four equal annual installments beginning on 8/13/2008

Kathleen Earley	20,260 options vest in four equal annual installments beginning on 1/30/2008	12,501 performance-based restricted stock awards vest on 3/15/2010, if, and only to the extent that, we achieve certain financial performance targets(1)

16,665 service-based restricted stock awards vest on 2/10/2009

8,334 service-based restricted stock awards vest on 2/10/2010

Anthony Bellomo	9,404 options vest in four equal annual installments beginning on 1/30/2008	5,001 performance-based restricted stock awards vest on 3/15/2010, if, and only to the extent that, we achieve certain financial performance targets(1)

6,665 service-based restricted stock awards vest on 2/10/2009

3,334 service-based restricted stock awards vest on 2/10/2010

Name	Stock Option Awards	Restricted Stock Awards

Philip J. Tamminga	9,404 options vest in four equal annual installments beginning on 1/30/2008	5,001 performance-based restricted stock awards vest on 3/15/2010, if, and only to the extent that, the Company achieves certain financial performance targets(1)

6,665 service-based restricted stock awards vest on 2/10/2009

3,334 service-based restricted stock awards vest on 2/10/2010

(1)	The vesting of this grant of performance-based restricted stock is tied to the achievement of a targeted “Compound Annual Growth Rate in Adjusted EBITDA per Outstanding Share” amount over a three-year period. A more detailed explanation of the vesting conditions associated with this grant is set forth in the section entitled “Long-term Incentive Compensation” on pages 20 to 24 of this Form 10-K/A.

(2)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. Accordingly, Mr. Malone’s unvested stock option awards were cancelled and his unvested restricted stock awards were forfeited as of that date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information on the holdings of stock options and restricted stock of our Chairman and Chief Executive Officer and our other named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
(a)	(b)	(c)		(e)	(f)	(g)	(h)
Jeffrey H. Margolis	20,000			38.98	1/24/2010
	20,000			63.25	2/16/2010
	8,400			12.81	5/19/2010
	6,900			12.19	2/23/2011
	25,000	75,000	(3)	9.25	6/29/2011
	40,000			12.50	1/29/2012
	39,000			12.50	1/29/2012
		60,000	(3)	12.50	1/29/2012
	10,000			7.50	7/17/2012
	187,500	62,500		6.66	2/16/2014
	100,000	50,000		8.48	2/9/2015
	12,000	24,000		16.81	3/6/2016
		44,672		20.42	1/30/2017
						82,500	1,433,025
James C. Malone(4)	—	—		—	—	—	—
Robert G. Barbieri		100,000		16.90	8/13/2017
						65,000	1,129,050
Kathleen Earley	75,000	25,000		7.07	11/8/2014
	50,000			7.07	11/8/2014
	6,250	18,750		16.81	3/6/2016
		20,260		20.42	1/30/2017
						76,250	1,324,463
Anthony Bellomo	220,000			15.13	10/2/2010
	12,500	37,500	(3)	9.25	6/29/2011
	20,000			12.50	1/29/2012
		30,000	(3)	12.50	1/29/2012
	62,500	22,500		6.66	2/16/2014
	10,000	10,000		8.48	2/9/2015
	2,875	8,625		16.81	3/6/2016
		9,404		20.42	1/30/2017
						18,750	325,688
Philip J. Tamminga	75,000	25,000		5.86	8/9/2014
	4,000	4,000		8.48	2/9/2015
	2,875	8,625		16.81	3/9/2016
		9,404		20.42	1/30/2017
						43,750	759,938

(1)	The expiration date of all option awards is ten years from the date of grant.

(2)	The market value of stock awards that have not yet vested was determined by multiplying the number of shares by the closing price of our common stock on December 31, 2007. For additional information about our stock option and restricted stock plans, please refer to pages 21 to 23 of this Form 10-K/A.

(3)	Each of these option awards was granted with the opportunity for accelerated vesting based upon the achievement of targeted thirty-day average prices of the Company’s common stock. The average price realized determines the percentage of such options that will be subject to accelerated vesting. Any options which are not accelerated will become fully vested 7 years from the date of grant.

(4)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. His unvested stock option awards were cancelled and his unvested restricted stock awards were forfeited as of that date.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding stock options exercised by, and the vesting of stock awards held by, our Chairman and Chief Executive Officer and our other named executive officers in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
(a)	(b)	(c)	(d)	(e)
Jeffrey H. Margolis	100,000	1,761,650	7,500	151,200
James C. Malone	72,500	704,623	37,500	751,250
Robert G. Barbieri	—	—	7,500	130,275
Kathleen Earley	—	—	33,750	558,213
Anthony Bellomo	5,000	66,768	13,750	259,075
Philip J. Tamminga	—	—	26,250	474,950

(1)	The amounts set forth in this column are determined by subtracting the exercise price of the options set forth in column (b) from the closing price of our common stock on the date of exercise and then multiplying that result by the number of shares received upon exercise.

(2)	The amounts set forth in this column are determined by multiplying the number of shares acquired upon vesting set forth in column (d) by the closing price of our common stock on the date of vesting.

Stock Award Vesting Detail

Name	Original Grant Date	Shares Granted	Vesting
Jeffrey H. Margolis	3/6/2006	15,000	Two equal annual installments beginning on 3/6/2007

James C. Malone	3/3/2004	100,000	Four equal annual installments beginning on 3/3/2005

	3/6/2006	50,000	Four equal annual installments beginning on 3/6/2007

Robert G. Barbieri	8/13/2007	47,500	7,500 shares vested on 12/31/2007, the remaining 40,000 shares vest in four equal annual installments beginning on 8/13/2008

Kathleen Earley	11/8/2004	125,000	Four equal annual installments beginning on 11/8/2005

	3/6/2006	10,000	Four equal annual installments beginning on 3/6/2007

Anthony Bellomo	4/20/2005	25,000	Two equal annual installments beginning on 4/20/2006

	3/6/2006	5,000	Four equal annual installments beginning on 3/6/2007

Philip J. Tamminga	8/9/2004	100,000	Four equal annual installments beginning on 8/9/2005

	3/6/2006	5,000	Four equal annual installments beginning on 3/6/2007

NON-QUALIFIED DEFERRED COMPENSATION

The Executive Deferred Compensation Plan (the “EDCP”) is an unfunded deferred compensation plan established and maintained for the purpose of providing key management employees, including our named executive officers, with the opportunity to defer the receipt of compensation and to accumulate earnings on such deferrals on a tax-deferred basis. Each participant in the EDCP may elect to defer, for any calendar year, up to 75% of his or her base salary and 100% of any commissions or bonuses earned during such calendar year. Each participant is allowed to make a hypothetical allocation of the amounts credited to his or her account among investment options/indices that we make available from time to time. Each account is credited at least annually with notational earnings equal to the aggregate weighted-average return on the investment options/indices selected by the participant, less applicable expenses. Participant accounts may also be credited with a 50% Company match on up to 6% of the participant’s total compensation less any contribution we made to the 401(k) plan on behalf of such participant. This match is discretionary and determined annually by the Committee. In 2007, the Committee decided to match contributions at the maximum level, resulting in an aggregate company match under the EDCP of $79,011, of which $42,096 was credited to the accounts of our named executive officers. Our contributions vest after three years of service with the Company.

The following table sets forth information relating to the EDCP as it applies to our Chairman and Chief Executive Officer and our other named executive officers for the year ended December 31, 2007.

Name	Executive Contributions in Last FY ($)(1)		Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last FYE ($)
(a)	(b)		(c)	(d)	(e)	(f)
Jeffrey H. Margolis	51,468	(5)	24,800	16,656	—	205,700
James C. Malone	100,000	(6)	—	3,766	—	103,766
Robert G. Barbieri	—		—	—	—	—
Kathleen Earley	—		—	—	—	—
Anthony Bellomo	34,575	(7)	8,956	8,869	—	110,676
Philip J. Tamminga	20,000	(8)	8,340	1,634	—	50,826

(1)	The amounts in column (b) represent compensation for each of our named executive officers that have been deferred and, as such, are also reported as compensation in the Summary Compensation Table on page 29 of this Form 10-K/A.

(2)	These amounts represent discretionary contributions made by us on behalf of each of the named executive officers after approval by the Committee.

(3)	The amounts deferred under each participant’s EDCP accounts are deemed to be invested in investments chosen by each of the participants. Currently, the choices include thirteen externally managed institutional funds, including equity and bond mutual funds. The participant and Company contributions are credited to book-keeping accounts for the participants, and the balances of these accounts are adjusted to reflect the gains or losses that would have been obtained if the contributions had actually been invested in the applicable externally managed institutional fund, respectively.

(4)	No withdrawals or distributions were made from our EDCP to any of our named executive officers during 2007.

(5)	The amount deferred for Mr. Margolis consists of $40,000 from bonus payments (bonus and non-equity incentive plan awards) and $11,468 from base salary.

(6)	The amount deferred for Mr. Malone consists of $100,000 from non-equity incentive plan awards.

(7)	The amount deferred for Mr. Bellomo consists of $15,000 from bonus payments (bonus and non-equity incentive plan awards) and $19,575 from base salary.

(8)	The amount deferred for Mr. Tamminga consists of $20,000 from bonus payments (bonus and non-equity incentive plan awards).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The table below reflects the amount of compensation that would become payable to our Chairman and Chief Executive Officer and each of our other named executive officers under existing plans and arrangements assuming that the named executive officer’s employment had terminated on December 31, 2007, given the effective compensation as of that date and, as applicable, based on the closing price of our common stock on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including then-exercisable stock options and vested amounts contributed or credited under the EDCP or our 401(k) Plan, as well as benefits generally available to all salaried employees, such as payment of accrued salary, accrued vacation time or any amounts payable under our “Transition Assistance Plan.” However, the actual amounts that would be paid upon a named executive officer’s termination of employment can only be determined at the time of such executive’s termination. Due to a number of factors which affect the nature and amount of any benefits provided upon the occurrence of the events discussed below, the actual amounts paid or distributed to each named executive officer may be significantly higher or lower than reported below. Summaries of the various plans and arrangements that we have entered into with our named executive officers relating to payments upon termination or Change of Control transactions are set forth below the table.

Name	Salary Continuation (1)		Bonus Payments (2)	Continuation of Welfare Benefits(3)	Acceleration of Equity Awards(4)	Outplacement Services(5)	Excise Tax Gross- Up(6)	Total Termination Benefits
Jeffrey H. Margolis
Involuntary Termination	1,146,042		617,249	29,956	3,461,540	0	—	5,254,787
Termination after change of control	1,719,063		573,021	44,934	3,461,540	50,000	—	5,848,558
Death or disability	286,511	(7)	0	0	0	0	—	286,511
James C. Malone(8)
Termination after change of control	—		—	—	—	—	—	—
Robert G. Barbieri
Termination after change of control	750,000		281,250	8,237	1,176,050	50,000	—	2,265,537
Kathleen Earley
Termination after change of control	850,482		425,241	10,381	1,592,463	50,000	—	2,928,567
Anthony Bellomo
Termination after change of control	660,000		247,500	27,816	1,110,993	50,000	—	2,096,309
Philip J. Tamminga
Termination after change of control	660,000		247,500	30,072	1,088,078	50,000	—	2,075,650

(1)	The amounts in this column are assumed based upon each named executive officer’s current annual base salary and the applicable payout multiple based on the potential termination types indicated in the table.

(2)	The amounts in this column represent earned but unpaid incentive compensation. The values are derived from each named executive officer’s annual target award amount, as set forth in the Grants of Plan Based Awards Table on page 31 of this Form 10-K/A. Pursuant to the terms of his employment agreement, the amount disclosed for Mr. Margolis also includes retention awards he would have received had he been employed by us on January 1, 2008.

(3)	The amounts in this column represent the present value, as of December 31, 2007, of perquisites and welfare benefits that would be payable by us on behalf of each of our named executive officers upon the occurrence of specified employment termination events.

(4)	The amounts in this column represent the value of all outstanding stock options and stock awards that will be subject to accelerated vesting for each of our named executive officers upon the occurrence of the specified employment termination events. With respect to stock options, the value disclosed equals the difference between the exercise price and the closing price of our common stock on December 31, 2007 multiplied by the number of options subject to accelerated vesting. With respect to stock awards, the value disclosed equals the price of our common stock on December 31, 2007 ($17.37) multiplied by the number of stock awards subject to accelerated vesting.

(5)	Pursuant to the terms of the Change of Control Agreements that we have with each named executive officer, we are obligated to pay for certain outplacement services if a named executive officer’s employment is terminated upon a change of control. The amounts set forth in this column represent the maximum amount of outplacement services for which we may be obligated for each named executive officer.

(6)	No excise tax gross-ups would be paid to any of our named executive officers upon the occurrence of the specified employment termination events.

(7)	In the event that Mr. Margolis’ employment terminates due to his death or disability, he would be entitled to one-half of his then current annual base salary.

(8)	Mr. Malone resigned from his position as our Executive Vice President and Chief Financial Officer effective as of July 31, 2007. Accordingly, Mr. Malone was not eligible to receive any payments upon a change of control as of December 31, 2007.

Change of Control Agreements

Change of Control Provisions of Mr. Margolis’ Employment Agreement

Mr. Margolis’ employment agreement may be terminated by either the Company or Mr. Margolis without cause by providing ninety (90) days written notice of such termination. If Mr. Margolis is terminated without cause or if he voluntarily terminates for good reason, he would be entitled to continue to receive his then current annual base salary, medical and dental coverage for two years following termination, and payment in full of any unpaid retention payments. If Mr. Margolis’ employment is terminated due to death or disability, he would be entitled to a severance payment in the amount of one-half of his then current annual base salary.

Change of Control Agreements with Other Named Executive Officers

We have entered into Change of Control Agreements with certain of our executive officers, including each of our named executive officers. These agreements provide for severance and other benefits if, following a Change of Control transaction, the executive’s employment terminates in a way which is adverse to the executive. If the executive’s employment ends within one to three years following a Change of Control (the term varies among each of the named executive officers) either because we terminate the executive without cause or because the executive resigns under circumstances constituting “good reason,” the executive will be entitled to:

•	Semi-monthly salary through the end of the employment period;

•	Medical, dental and life insurance coverage through the end of the employment period;

•	Outplacement services consistent with our outplacement policy, if any;

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

•

Acceleration of all equity-based awards held by executives with Change of Control Agreements, unless such acceleration would trigger the “golden parachute” excise tax imposed by the U.S. Internal Revenue Code. In such case, the options will continue to vest as if the executive officer remained employed by us.

For purposes of the Change of Control Agreements referenced above, a “Change of Control” shall be deemed to occur if (a) a person becomes the beneficial owner of 50% or more of the combined voting power of our securities, (b) a majority of the Board changes without the specified approval of incumbent directors, (c) we merge with another entity in a way that substantially changes the ownership of existing stockholders, or (d) our stockholders approve a complete liquidation or dissolution. “Change of Control” is also deemed to have occurred if an executive’s employment with us is terminated prior to the Change of Control and it is demonstrated that (a) such termination was at the request of a third party who has taken steps to effectuate the Change of Control or (b) such termination arose in connection with or anticipation of the Change of Control.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting independent director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by us of our Board members.

Our Chairman and Chief Executive Officer is not included in this table as our policies prevent directors who are also employees from receiving additional compensation for their services as members of our Board of Directors. The compensation received by Mr. Margolis as an employee is shown in the Summary Compensation Table on page 29 of this form 10-K/A.

Cash Compensation

For the fiscal year ended December 31, 2007, members of our Board of Directors who are not employees are entitled to receive an annual cash retainer of $40,000. Our Lead Director, Mr. LeFort, receives an additional retainer of $10,000. Committee chairs and members receive additional annual retainers as set forth in the table below:

Position	Additional Cash Compensation
Audit Committee Chair	$25,000
Compensation Committee Chair	$15,000
Corporate Governance Committee Chair	$15,000
Audit Committee Member (non-Chair)	$15,000
Compensation Committee Member (non-Chair)	$10,000
Corporate Governance Committee Member (non-Chair)	$10,000

Stock Option Awards

Each independent director is entitled to receive an annual stock option award. On January 30, 2007, each independent director received a grant of 13,000 options, with the exception of Mr. LeFort, our Lead Director, who received a grant of 15,500 options, at the closing price of our common stock on the date of the grant, which was $20.42. Ms. Handel was appointed a Director effective as of April 25, 2007, and, accordingly, was granted her 13,000 options at the closing price of our common stock on that date, which was $19.82. All of the options received by our independent directors in 2007 vest annually over a two-year period.

INDEPENDENT DIRECTOR COMPENSATION TABLE

The table below summarizes the compensation that we paid to each of our independent directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Nancy H. Handel(2)	40,000	44,995	84,995
Thomas B. Johnson	65,000	117,972	182,972
L. William Krause	52,500	118,732	171,232
Paul F. LeFort	77,500	144,791	222,291
Donald J. Lothrop	55,000	117,972	172,972
Jerry P. Widman	60,000	112,404	172,404

(1)

The amounts set forth in this column reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), and thus may include amounts from awards granted in 2007 and prior years. These amounts exclude the estimated impact of cancellations related to service-based vesting conditions. As of December 31, 2007, each director has the following number of options outstanding: Nancy H. Handel: 13,000; Thomas B. Johnson: 45,500; L. William Krause: 30,500; Paul F. LeFort: 75,000; Donald J. Lothrop: 70,000; and Jerry P. Widman: 30,500.

(2)	Ms. Handel was appointed to our Board of Directors effective as of April 25, 2007. The amounts set forth in column (b) of the table with respect to Ms. Handel reflect the fact that she did not serve as a director for all of 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From January 1, 2007 through April 24, 2007, the members of the Compensation Committee of the Board of Directors were Lois A. Evans, Paul F. LeFort and L. William Krause. Ms. Evans resigned from the Company’s Board of Directors and Committees effective as of April 24, 2007. Nancy H. Handel and Jerry P. Widman were appointed members of the Compensation Committee effective as of April 25, 2007. None of the individuals who served as a member of the Compensation Committee at any time during 2007 ever served as an officer of TriZetto or any of its subsidiaries nor were any of them involved during 2007 in a relationship requiring disclosure as an interlocking director or under Item 404 of Regulation S-K.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2007, relating to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders
1998 Long-Term Incentive Plan(1)	6,764,845	(5)	11.46	1,221,881
Employee Stock Purchase Plan(2)	—		N/A	343,208
Equity compensation plans not approved by security holders
Quality Care Solutions, Inc. Stock Option Plan(3)	120,000		$18.19	0
RIMS Stock Option Plan(4)	68,342		$6.75	47,143

Total	6,953,187		11.53	1,612,232

(1)	The principal features of the Company’s 1998 Long-Term Incentive Plan (the “LTIP”), which was amended on April 7, 2005, April 5, 2006, and April 11, 2008.

(2)	The principal features of the Company’s Employee Stock Purchase Plan (the “ESPP”), which was amended on April 7, 2005, are described in Note 11—Stockholders’ Equity of the Company’s 2007 Form 10-K filed with the SEC on February 15, 2008, and incorporated herein by reference.

(3)	In January 2007, we acquired all of the capital stock of Quality Care Solutions, Inc., a Nevada corporation (“QCSI”). In connection with this acquisition, we adopted the QCSI Stock Option Plan (the “QCSI Option Plan”), which was based upon QCSI’s existing option plan. Under the QCSI Option Plan, incentive or non-statutory options or stock purchase rights could be granted to employees and consultants of the Company or any of its subsidiaries. The exercise price had to equal or exceed the fair market value of our common stock on the date of grant. The Compensation Committee administered the QCSI Option Plan, which terminated at the close of business on December 31, 2007.

(4)	In December 2000, we acquired all of the capital stock of Resource Information Management Systems, Inc., an Illinois corporation (“RIMS”). In connection with this acquisition, we adopted the RIMS Stock Option Plan (the “RIMS Option Plan”), which was based upon RIMS’ existing non-statutory stock option plan. Under the RIMS Option Plan, non-statutory options may be granted to any employee, director, consultant or advisor of RIMS or any affiliate. The exercise price must equal or exceed the fair market value of our common stock on the trading day immediately preceding the grant date. The RIMS Option Plan terminates on January 1, 2009, except that we may terminate options granted under the RIMS Option Plan within 14 days after notice of a business combination, as defined in the plan, involving us and any other entity. The Compensation Committee administers the RIMS Option Plan. If any option granted under the RIMS Option Plan expires without being exercised in full, the unpurchased shares subject to the option will become available for future grant.

(5)	Does not include an aggregate of 1,059,410 shares of restricted stock issued and outstanding under the LTIP.

Not included in the above table are individual grants of restricted common stock made by us to employees and non-employees between 2000 and 2004 prior to stockholder approval of the LTIP. These shares were granted in connection with acquisitions, as a special bonus for extraordinary performance, to encourage continued service by certain employees and non-employees, and as an inducement for executive officers to join the Company. These restricted stock grants, which aggregate 599,115 shares of outstanding common stock as of December 31, 2007, were approved by the Board of Directors, but not by the stockholders, of the Company and are evidenced by a restricted stock agreement between us and each grantee. In accordance with the terms of the restricted stock agreement entered into with each grantee, the shares are issued and held by us, subject to the completion of the vesting provisions. As of December 31, 2007, the vesting provisions associated with all of the shares had been satisfied and the shares had been released to each of the grantees.

Security Ownership of Management and Certain Beneficial Owners

The following table shows the number of shares of common stock beneficially owned as of April 25, 2008 by (i) each person (or group of affiliate persons) who is known by us to beneficially own 5% or more of our outstanding common stock (based solely upon Schedules 13D and 13G and amendments thereto filed with the Securities Exchange Commission or SEC), (ii) each of our directors, (iii) each of our named executive officers listed in the Summary Compensation Table and (iv) all of our current directors and executive officers as a group. The information in the table is based upon information available to us as of April 25, 2008.

	Number of Shares Beneficially Owned (2)
Name and Address of Beneficial Owners (1)	Number	% of Class
Wellington Management Company, LLP (3)	6,260,469	14.53%
75 State Street Boston, MA 02109
AXA Financial, Inc. (4)	3,096,310	7.18%
1290 Avenue of the Americas New York, NY 10104
Jeffrey H. Margolis (5)	2,150,768	4.92%
Anthony Bellomo (6)	467,668	1.08%
Kathleen Earley (7)	284,272	<1%
Philip J. Tamminga (8)	192,632	<1%
Paul F. LeFort (9)	105,650	<1%
Donald J. Lothrop (10)	84,605	<1%
Robert G. Barbieri (11)	75,700	<1%
Thomas B. Johnson (12)	37,125	<1%
Jerry P. Widman (13)	22,125	<1%
L. William Krause (14)	20,250	<1%
Nancy H. Handel (15)	6,500	<1%
James C. Malone (16)	0	<1%
All current directors and executive officers as a group (15 persons) (17)	4,062,962	9.04%

(1)	Unless otherwise indicated, the business address of such stockholder is c/o The TriZetto Group, Inc., 567 San Nicolas Drive, Suite 360, Newport Beach, California 92660.

(2)

The beneficial ownership is calculated based on 43,123,783 shares of our common stock outstanding as of April 25, 2008. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable within 60 days of April 25, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person. To our knowledge, except pursuant to applicable community property laws and as otherwise set forth below, the persons named in the table have sole voting and dispositive power with respect to the shares set forth opposite such person’s name.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2008. In its role as an investment adviser to multiple clients, Wellington Management Company, LLP is deemed to have beneficial ownership of 6,260,469 shares. Of that amount, it has shared voting power with respect to 4,739,169 shares and shared dispositive power with respect to 6,197,369 shares.

(4)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2008. The Schedule 13G/A was filed jointly by AXA Financial, Inc. (“AXA Financial”), AXA, which owns AXA Financial, and AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, and AXA Courtage Assurance Mutuelle, which as a group control AXA (each of the entities listed in this footnote above are collectively referred to as the “AXA Entities”). The AXA Entities collectively are deemed to have beneficial ownership of 3,096,310 shares. The voting and dispositive power held by each of the AXA Entities with respect to these shares is set forth in detail in the Schedule 13G/A. Of the 3,096,310 shares reported on the Schedule 13G/A, 2,771,310 shares are held by unaffiliated third-party client accounts managed by AllianceBernstein L.P. and AXA Equitable Life Insurance Company, both of which are investment advisors registered under Section 203 of the Investment Advisers Act of 1940 and wholly owned subsidiaries of AXA Financial.

(5)	Includes 1,471,300 shares held by Jeffrey H. Margolis and his wife, in their capacities as trustees of the Margolis Family Trust, over which the trustees have shared voting and dispositive power. Also includes 75,000 shares of unvested restricted common stock and Mr. Margolis’ options to purchase 604,468 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(6)	Includes 17,500 shares of unvested restricted common stock and options for 360,601 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(7)	Includes 73,750 shares of unvested restricted common stock and options for 142,565 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(8)	Includes 42,500 shares of unvested restricted common stock and options for 89,101 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(9)	Includes 21,000 shares held by Mr. LeFort’s wife, as trustee of a trust for which she is the sole beneficiary; Mr. LeFort disclaims beneficial ownership of such shares. Also includes options for 64,750 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(10)	Includes options for 61,625 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(11)	Includes 65,000 shares of unvested restricted common stock.

(12)	Includes options for 37,125 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(13)	Includes options for 22,125 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(14)	Includes options for 20,250 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(15)	Includes options for 6,500 shares of common stock, which are exercisable within 60 days of April 25, 2008.

(16)	Mr. Malone resigned as Executive Vice President and Chief Financial Officer of the Company effective July 31, 2007.

(17)	Includes 324,564 shares of unvested restricted common stock and options for 1,847,380 shares of common stock, which are exercisable within 60 days of April 25, 2008.

Item 13—Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

During fiscal year 2007, there were no transactions between us and any related persons that require disclosure hereunder. The Company recognizes that transactions between the Company and any of its directors or executives, or their immediate family members, may present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders. Accordingly, as a general matter, it is the Company’s preference to avoid such related person transactions. Nevertheless, the Company recognizes that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of the Company and its stockholders, including situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to related persons on an arm’s length basis on terms comparable to those provided to an unrelated third party.

The Company has adopted a formal written policy that requires the Audit Committee to review and, if appropriate, approve or ratify any related person transactions. Pursuant to this policy, the Audit Committee will review any transaction in which the Company is or will be a participant and the amount involved exceeds $10,000, and in which any of the Company’s directors, executive officers or greater than 5% stockholders had, has or will have a direct or indirect material interest. The Audit Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as determined by the Audit Committee in good faith. A copy of the Company’s Policy and Procedures with Respect to Related Person Transactions is available on the Corporate Governance section of our website, www.trizetto.com.

DIRECTOR INDEPENDENCE

Each of the Company’s directors is deemed to be an independent director as defined in the Nasdaq Listing Standards, except for Mr. Margolis, who serves as the Company’s Chief Executive Officer. In determining independence, each year the Board considers whether directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14—Principal Accounting Fees and Services

Independent Registered Public Accountants

Fees

E&Y served as TriZetto’s independent registered public accountants for the years ended December 31, 2007 and 2006. In addition to rendering audit services during 2007 and 2006, E&Y provided various audit-related, tax-related and other professional services for the Company. The Audit Committee has concluded that the provision of these services by E&Y is compatible with maintaining its independence. The following table presents aggregate fees for professional audit services rendered by E&Y for the years ended December 31, 2007 and 2006 for the audits of our annual financial statements and internal control over financial reporting, and fees billed for other services rendered by E&Y during those periods.

	2007	2006
Audit Fees	$1,828,000	$1,655,000
Audit-Related Fees	$179,000	$241,000
Tax-Related Fees	$38,000	—
All Other Fees	$1,600	—

Total	$2,046,600	$1,896,000

Audit Fees. Audit fees during the 2007 and 2006 fiscal years were associated with the annual audit of our consolidated financial statements, reviews of our quarterly reports filed with the SEC, the audit of the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and fees related to other regulatory filings.

Audit-Related Fees. Audit-related fees during the 2007 and 2006 fiscal years were associated with due diligence in connection with the Company’s convertible debt offering in April 2007, acquisitions, accounting consultation and advice, and audits of our employee benefit plan financial statements.

Tax-Related Fees. Tax-related fees during the 2007 fiscal year were for tax advisory and compliance services.

All Other Fees. All other fees during 2007 relate to the Company’s use of Ernst &Young Online, an online system offered by E&Y that provides accounting and auditing guidance and research materials.

Audit and Non-Audit Services Pre-Approval Policy

In May 2003, the Company’s Audit Committee adopted The TriZetto Group, Inc. Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”). The Pre-Approval Policy provides that TriZetto’s Audit Committee will pre-approve all audit and permissible non-audit services provided by our independent registered public accountants, either through specific approval of the Audit Committee or pursuant to pre-approved policies and procedures established by the Audit Committee. These services may include audit services, audit-related services, tax services and other services performed by our independent registered public accountants. The Audit Committee requires the independent registered public accountants and management to report on the actual fees charged for each category of service at regularly scheduled Audit Committee meetings throughout the year.

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

Since the adoption of the Pre-Approval Policy in May 2003, all audit and non-audit services provided by the independent registered public accountants have been pre-approved.

PART IV

Item 15—Exhibits

The exhibits filed as part of this Amendment No. 1 on Form 10-K/A are as follows:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2008.

THE TRIZETTO GROUP, INC.

By:	/s/ Jeffrey H. Margolis
Jeffrey H. Margolis, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis Jeffrey H. Margolis	Chief Executive Officer and Chairman of the Board (principal executive officer)	April 28, 2008

/s/ Robert G. Barbieri Robert G. Barbieri	Chief Financial Officer (principal financial and accounting officer)	April 28, 2008

* Nancy H. Handel	Director	April 28, 2008

* Thomas B. Johnson	Director	April 28, 2008

* L. William Krause	Director	April 28, 2008

* Paul F. LeFort	Director	April 28, 2008

* Donald J. Lothrop	Director	April 28, 2008

* Jerry P. Widman	Director	April 28, 2008

*By:	/s/ Jeffrey H. Margolis
Jeffrey H. Margolis, As Attorney-in-Fact