Form 10-Q
period 2008-03-31
TRIZETTO GROUP INC
filed 2008-05-09
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 7, 2008 43,067,536 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,239	$208,507
Accounts receivable, less allowances of $1,756 and $3,528 at March 31, 2008 and December 31, 2007, respectively	104,200	92,118
Prepaid expenses and other current assets	19,708	17,458
Deferred tax assets	10,273	10,273

Total current assets	296,420	328,356
Property and equipment, net	31,832	32,889
Capitalized software development costs, net	25,340	25,903
Long-term investments	68,925	—
Goodwill	200,219	200,219
Other intangible assets, net	71,741	74,545
Other assets	15,392	16,070

Total assets	$709,869	$677,982

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$395	$53
Current portion of term loan	10,714	10,714
Current portion of capital lease obligations	917	1,108
Accounts payable	12,891	16,142
Accrued liabilities	30,865	53,079
Deferred revenue	94,449	41,356

Total current liabilities	150,231	122,452
Long-term convertible debt	330,000	330,000
Long-term revolving line of credit and term loan	56,250	60,250
Other long-term liabilities	7,268	6,370
Capital lease obligations	1,036	1,172
Deferred tax liabilities	2,817	2,817
Deferred revenue, non-current	5,107	7,265

Total liabilities	552,709	530,326

Commitments and contingencies
Stockholders’ equity:
Common stock	44	44
Accumulated other comprehensive income	(3,375)	—
Additional paid-in capital	371,108	362,151
Accumulated deficit	(210,617)	(214,539)

Total stockholders’ equity	157,160	147,656

Total liabilities and stockholders’ equity	$709,869	$677,982

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Services and other	$90,047	$89,775
Products	16,773	23,728

Total revenue	106,820	113,503

Operating costs and expenses:
Cost of revenue – services and other	47,874	49,599
Cost of revenue – products (excludes amortization of acquired technology)	4,618	5,203
Research and development	15,095	15,735
Selling, general and administrative	28,790	27,808
Amortization of acquired technology	1,421	1,710
Amortization of acquired other intangible assets	1,383	1,301

Total operating costs and expenses	99,181	101,356
Income from operations	7,639	12,147
Interest income	2,165	753
Interest expense	(3,268)	(2,641)

Income before provision for income taxes	6,536	10,259
Provision for income taxes	(2,614)	(4,363)

Net income	$3,922	$5,896

Net income per share:
Basic	$0.09	$0.13

Diluted	$0.08	$0.12

Shares used in computing net income per share:
Basic	42,321	43,856

Diluted	60,227	47,825

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,922	$5,896
Adjustments to reconcile net income to net cash provided by operating activities:
Net reduction in doubtful accounts and sales allowance	(939)	(2,126)
Stock-based compensation	2,589	2,912
Depreciation and amortization	5,753	5,732
Amortization of acquired technology	1,421	1,710
Amortization of acquired other intangible assets	1,383	1,301
Excess tax benefits from stock-based compensation	(4,636)	—
Increase in cash surrender value of life insurance policies	(302)	(424)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,143)	(7,010)
Prepaid expenses and other current assets	2	(2,127)
Other assets	3,364	890
Accounts payable	(3,251)	(4,370)
Accrued liabilities	(11,694)	(13,732)
Deferred revenue	50,935	35,913

Net cash provided by operating activities	37,404	24,565

Cash flows from investing activities:
Purchase of investments	(77,200)	(8,650)
Sale of investments	4,900	8,650
Purchase of property and equipment and software licenses	(2,354)	(4,510)
Capitalization of software development costs	(1,779)	(1,700)
Acquisitions, net of cash acquired	(9,622)	(142,640)

Net cash used in investing activities	(86,055)	(148,850)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	87,200
Proceeds from term note	—	75,000
Proceeds from debt financing	495	—
Payments on revolving line of credit	(4,000)	(84,200)
Payments on notes payable	(153)	(964)
Payments on capital leases	(327)	(519)
Excess tax benefits from stock-based compensation	4,636	—
Employee exercises of stock options	3,416	7,525
Repurchase of common stock to treasury	(1,684)	—

Net cash provided by financing activities	2,383	84,042

Net decrease in cash and cash equivalents	(46,268)	(40,243)
Cash and cash equivalents at beginning of period	208,507	107,057

Cash and cash equivalents at end of period	$162,239	$66,814

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 15, 2008.

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

Emerging Issues Task Force No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” requires companies to account for contingently convertible debt using the “if converted” method set forth in Statement of Financial Accounting Standards No. 128, “Earnings per Share,” for calculating diluted EPS. Under the “if converted” method, the after-tax effect of interest expense related to the convertible securities is added back to net income and convertible debt is assumed to have been converted to equity at the beginning of the period, or at such time when the convertible debt became outstanding if issued during the period, and is added to outstanding common shares, unless the inclusion of such shares is anti-dilutive.

For the quarters ended March 31, 2008 and 2007, approximately 2.2 million and 1.8 million options, respectively, were anti-dilutive and excluded from the table below. For the quarter ended March 31, 2008, approximately 10.4 million warrants, relating to the convertible debt offering that occurred on April 11, 2007, were anti-dilutive and excluded from the table below. The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income, as reported	$3,922	$5,896
After-tax interest expense on 2.75% convertible debt	412	—
After-tax interest expense on 1.125% convertible debt	388	—

Net income for diluted EPS calculation	$4,722	$5,896

Denominator:
Weighted average shares outstanding - basic	42,321	43,856
2.75% convertible debt converted to common shares	5,305	—
1.125% convertible debt converted to common shares	10,467	—
Unvested common shares outstanding	160	721
Stock options	1,974	3,248

Adjusted weighted average shares for diluted EPS	60,227	47,825

Basic earnings per share	$0.09	$0.13

Diluted earnings per share	$0.08	$0.12

3. Comprehensive Income

FASB Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”), establishes standards for reporting and displaying comprehensive income and its components for general-purpose financial statements. Comprehensive income is defined in SFAS 130 as net income plus all revenues, expenses, gains and losses from non-owner sources that are excluded from net income in accordance with U.S. generally accepted accounting principles.

The components of comprehensive income as of March 31, 2008 are as follows (in thousands):

Net income	$3,922
Unrealized loss on non-current auction rate securities	(3,375)

Total comprehensive income	$547

4. Share-Based Awards

The Company recognizes compensation expense for all share-based awards made to its employees and directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense for time vested options and awards ultimately expected to vest is recognized as compensation cost over the requisite service period using the straight-line single option method. The Company recognizes compensation cost for performance based restricted stock in the period when it is probable that the performance measures will be achieved. The following table is a summary of the amount of stock-based compensation expense recognized in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue – services and other	$236	$654
Cost of revenue – products	49	45
Research and development	302	376
Selling, general and administrative	2,002	1,837

Total stock based compensation expense before tax	$2,589	$2,912

The determination of fair value using the Black-Scholes option-pricing model is affected by various assumptions including the Company’s stock price, expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behavior, or expected term. The Company evaluates the assumptions used to value stock awards on a quarterly basis. The following weighted average assumptions were used for the periods presented:

	Three Months Ended March 31,
	2008	2007
Expected volatility	39%	45%
Risk-free interest rate	2.42%	4.75%
Expected term	3.71 years	6.25 years
Forfeiture rate	6%	6%
Expected dividends	0%	0%
Weighted average fair value	$6.24	$10.11

Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate on the date of grant having a term equal to the expected life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. In the first quarter of 2008, the Company changed the contractual life of new options granted from 10 to five years. As a result, the Company has determined that comparable historical data does not exist and thus, has continued to apply the “simplified method” outlined in Staff Accounting Bulletin No. 107 to calculate expected term. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The following is a summary of stock option activity for the three months ended March 31, 2008 (in thousands, except weighted average data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2007	6,953	$11.56
Granted	1,082	19.19
Exercised	(415)	8.72
Cancelled	(41)	16.34

Options Outstanding at March 31, 2008	7,579	$12.78	5.37	$37,939

Exercisable at March 31, 2008	4,796	$10.90	4.84	$31,855

The total intrinsic value of options exercised during the three months ended March 31, 2008 was $4.6 million. As of March 31, 2008, $14.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.98 years.

The following table summarizes nonvested restricted stock awards as of March 31, 2008 and changes during the three months ended March 31, 2008 (in thousands, except weighted average data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2007	636	$17.29
Granted	—	—
Vested	(67)	$18.52
Forfeited	(21)	$15.98

Nonvested at March 31, 2008	548	$17.19

As of March 31, 2008, there was $6.3 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 1.61 years.

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$2,907	$919
Cash paid for income taxes	627	2,776
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	—	349
Common stock issued in connection with PDM acquisition	—	8,000

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued payroll and benefits	$18,149	$34,181
Accrued professional and litigation fees and settlements	767	1,342
Accrued contingent considerations	—	9,772
Accrued employee relations	464	388
Accrued income and other taxes	2,841	1,964
Accrued interest	2,636	1,335
Other	6,008	4,097

	$30,865	$53,079

The Company accrues expense related to the bonus program in the year of performance and pays the bonus in the first quarter following the fiscal year end. The Company met the financial objectives for fiscal year 2007 and paid bonus to its employees in the amount of $19.6 million in March 2008, contributing to the reduction in accrued payroll and benefits in the first quarter of 2008. The contingent considerations earned by former QCSI stockholders, warrantholders and optionholders as of December 31, 2007 were paid in January 2008.

7. Debt

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit and Term Loan
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate, payable semi-annually in arrears	$100,000	$100,000	$—	$—
Long-term convertible debt, due in 2012, interest at 1.125% fixed rate, payable semi-annually in arrears	230,000	230,000	—	—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 5.25% at March 31, 2008), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	66,964	66,964
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 5.25% at March 31, 2008), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	—	4,000
Other	395	53	—	—

Total debt	$330,395	$330,053	$66,964	$70,964
Less: Current portion	(395)	(53)	(10,714)	(10,714)

	$330,000	$330,000	$56,250	$60,250

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

On March 31, 2008, the Company entered into Amendments Number Three and Four to the Amended and Restated Credit Agreement dated January 10, 2007 (the “Amendment”), with Wells Fargo Foothill, Inc. Amendment Three sets forth the quarterly trailing twelve month recurring revenue requirements through December 31, 2008. Amendment Four allows the Borrowers to request additional term loan draws through March 31, 2009 and further extends the application of an unused term loan commitment fee through April 1, 2009. In addition, Amendment Four extends the deadline for the Company to repurchase shares of its common stock to March 31, 2009. The guidelines for repurchase still remain in place allowing the Company to repurchase up to $100.0 million of its common stock provided that the Company has liquidity (defined as the sum of unrestricted cash and cash equivalents plus availability of borrowings on its revolving line of credit) in excess of $80.0 million both before and immediately after giving effect to such transaction.

As of March 31, 2008, no additional draws have been made. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

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

As of March 31, 2008, the Company had no outstanding borrowings on the revolving line of credit and $67.0 million outstanding under the Term Loan, and was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of March 31, 2008, the Company also had $100.0 million available under its revolving line of credit.

8. Legal Proceedings

On April 15, 2008, two complaints were filed against the Company and members of its Board of Directors seeking to enjoin the proposed merger with Apax Partners, L.P. On May 7, 2008, a third complaint was filed against the Company and members of its Board of Directors, also seeking to enjoin the proposed merger with Apax Partners, L.P. All three complaints are discussed further below in the Subsequent Events Note 12.

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

10. Fair Value Measurements

In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements in the financial statements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value As of	Fair Value Measurement at March 31, 2008 (Using Fair Value Hierarchy)
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$162,239	$162,239	$—	$—
Long-term investments	68,925	—	—	68,925

Sub-total	231,164	162,239	—	68,925
Long-term debt	336,376	—	336,376	—

Total	$567,540	$162,239	$336,376	$68,925

The long-term debt values are based on actual transactions in the Company’s convertible debt instruments. However, given the relatively low number of transactions, the Company used Level 2 measurements to determine the fair value of the Company’s convertible debt instruments as of March 31, 2008 for disclosure purposes. The convertible debt continues to be recorded at carrying value on the Company’s balance sheet.

The long-term investments represent taxable note investments with an auction reset function (“auction rate securities”) collateralized by student loans which are substantially backed by the federal government and state agencies. These instruments were purchased by the Company in January 2008 and classified as available-for-sale. Beginning in February 2008, auctions for the Company’s auction rate securities failed due to conditions in the market. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security. As of March 31, 2008, all of the Company’s auction rate securities continue to be rated AAA by Standard & Poor’s or Aaa by Moody’s despite the auction failures.

On March 31, 2008, with the assistance of the Company’s investment advisor, the Company determined the fair value of the auction rate securities no longer approximated their par value based on a discounted cash flow valuation model that was based on the collateralization of the underlying securities, the credit rating of the investment, the timing of expected future cash flows, and the expected duration until the securities trade again. As a result, the Company concluded that the auction rate securities were temporarily impaired and recorded an unrealized loss of approximately $3.4 million to Accumulated Other Comprehensive Income to reflect the revised fair value of the auction rate securities at $68.9 million. Given the uncertainty as to when the market conditions will recover and auctions will resume, the Company has classified the auction rate securities as long-term investments.

The Company reviewed the classification of the impairment charges in accordance with Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” Staff Accounting Bulletin Topic 5M, “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities,” and FASB Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of stockholders’ equity. The Company believes this treatment is appropriate because the Company has concluded the loss in value attributable to its auction rate securities is temporary in nature and the Company has both the ability and intent to hold the auction rate securities until a recovery in market value takes place. The Company will continue to monitor and analyze its auction rate securities investments to determine whether the impairment continues to exist, and if so, how the impairment should be classified.

The following table provides a summary of changes the fair value of the Company’s auction rate securities as of March 31, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$—
Purchases, transfers and settlements	72,300
Unrealized loss included in other comprehensive income	(3,375)

Balance at March 31, 2008	$68,925

11. Recent Accounting Pronouncements

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

In December 2007, the FASB issued “Noncontrolling Interests in Consolidated Financial Statement,” (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating what impact, if any, FAS 160 will have on its consolidated financial statements.

12. Subsequent Events

On April 11, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TZ Holdings, L.P., a Delaware limited partnership (“Parent”) and TZ Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent is controlled by Apax Partners, L.P. (“Apax”). BlueCross BlueShield of Tennessee, Inc. (“BCBST”) and Regence BlueCross BlueShield of Oregon, Regence BlueCross BlueShield of Utah and Regence BlueShield (collectively, the “Regence Group”) are providing a portion of the funding for the transaction and will be equity investors in the surviving corporation.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As of the effective date of the Merger, each issued and outstanding share of common stock of the Company will be cancelled and converted into the right to receive $22.00 in cash (the “Merger Consideration”). The transaction is valued at approximately $1.4 billion, including consideration for stock options and shares underlying the Company’s convertible notes. Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Merger is subject to various conditions, including adoption of the Merger Agreement by the Company’s stockholders and other customary closing conditions. The Company expects to close the transaction during the second half of 2008.

The Merger Agreement contains certain termination rights for both the Company and Parent. The Merger Agreement provides that, upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of $50.0 million. The Merger Agreement further provides that, upon termination under specified circumstances, Parent would be required to pay the Company a reverse termination fee of $65.0 million. The reverse termination fee potentially payable by Parent is guaranteed by BCBST, the Regence Group and certain affiliates of Apax, in separate limited guarantees.

On April 15, 2008, two complaints were filed against the Company and members of its Board of Directors seeking to enjoin the proposed merger with Apax Partners, L.P. In the first case, Plaintiff David P. Simonetti Rollover IRA filed a Verified Class Action Complaint in The Court of Chancery of the State of Delaware, entitled David P. Simonetti Rollover IRA, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Donald J. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., TZ Merger Sub, Inc., and The TriZetto Group Inc., Defendants, Case No. 3694. The complaint seeks certification of a class of all common stockholders of TriZetto who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the defendants have breached their fiduciary and other duties, entry of an order requiring defendants to take certain steps in connection with the proposed transaction, compensatory damages, costs and disbursements, including plaintiff’s counsel’s fees and experts’ fees, and other relief.

In the second case, Plaintiff City of Fort Lauderdale Police and Firefighters’ Retirement System filed a Complaint Based Upon Self-Dealing and Breach of Fiduciary Duty in the Superior Court of the State of California, County of Orange, entitled City of Fort Lauderdale Police and Firefighters’ Retirement System, on Behalf of Itself and All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Paul F. Lefort, Nancy H. Handel, Thomas N. Johnson, L. William Krause, Donald J. Lothrop, Jerry P. Widman, The TriZetto Group, Inc., and Apax Partners, Defendants, Case No. 30-2008-00061215. The complaint seeks certification of a class of all holders of TriZetto’s stock who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the Agreement and Plan of Merger was entered into in breach of defendants’ fiduciary duties and is therefore unlawful and unenforceable, injunctive relief enjoining defendants and others from consummating the proposed transaction, rescission, a constructive trust, and costs and disbursements, including attorneys’ and experts’ fees, among other requested relief.

On May 7, 2008, a third complaint was filed against the Company and members of our Board of Directors seeking to enjoin the proposed merger. In the third case, Plaintiff Police and Fire Retirement System of the City of Detroit filed a Complaint Based Upon Self-Dealing and Breach of Fiduciary Duties in the Superior Court of the State of California, County of Orange, entitled Police and Fire Retirement System of the City of Detroit, on Behalf of Itself and All Others Similarly Situated, Plaintiff, v. The TriZetto Group Inc., Jeffrey H. Margolis, Donald L. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., and TZ Merger Sub, Inc., Defendants, Case No. 30-2008-00180024. The complaint seeks certification of a class of all holders of TriZetto’s stock who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the Agreement and Plan of Merger was entered into in breach of defendants’ fiduciary duties, injunctive relief enjoining defendants from disenfranchising the proposed class and consummating the proposed transaction, and costs and disbursements, including attorneys’ fees, among other requested relief.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary information technology products and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. We offer core administration software, including Facets Extended Enterprise™, QicLink Extended Enterprise™, QNXT™, enterprise cost and quality of care software, including Clinical CareAdvance™ and Personal CareAdvance™, and our NetworX™ suite for provider network management. The Company also provides a number of component software solutions and add-ons to the enterprise software solutions, including CDH Account Management, Workflow, Constituent Web Solution® and Benefit Cost Modeler. In addition, in connection with the recent acquisition of PDM, we provide business solutions for Medicare Advantage, Detection and Recovery Services and Healthcare Informatics. To support these software products, the Company provides software hosting services and business process outsourcing services, giving customers variable cost alternatives to licensing software, as well as strategic, implementation and optimization consulting services. As of March 31, 2008, we served 354 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In the first quarter of 2008, these markets represented 93% and 7% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings and backlog, and net income. Total revenue in the first quarter of 2008 was $106.8 million compared to $113.5 million for the same period in 2007. Services and other revenue in the first quarter of 2008 was $90.0 million compared to $89.8 million for the same period in 2007. Products revenue in the first quarter of 2008 was $16.8 million compared to $23.7 million for the same period in 2007. Bookings in the first quarter of 2008 were $236.4 million compared to $99.9 million for the same period in 2007. Backlog at March 31, 2008 was $1.1 billion compared to $964.8 million at March 31, 2007. Net income in the first quarter of 2008 was $3.9 million compared to $5.9 million for the same period in 2007. These financial comparisons are further explained in the section below, “Results of Operations.”

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

In May 2007, we made a decision to sunset our FACTS™ proprietary software product. A formal plan of restructuring was developed and includes four milestones to complete the final coding and release of FACTS™ 7.0. The final milestone to end sales and support of the FACTS™ software product is approximately March 31, 2009. However, we intend to convert as many of our existing FACTS™ customers as possible to our Facets®, QNXT™ or QicLink™ software platforms. The plan of restructuring includes the elimination of positions within the research and development group, which was formally communicated to all affected employees late in the second quarter of 2007. To retain key employees and to ensure that the final product milestones are achieved, benefit packages were provided and are contingent upon completion of these milestones. We currently estimate that the total amount of severance expense and retention bonuses to be accrued through the final milestone date on March 31, 2009 is approximately $1.0 million. As of March 31, 2008, we have accrued $582,000 related to severance expense and retention bonuses, which are reflected in cost of revenue – services and other and research and development in the consolidated statement of income. To date, $29,000 of these costs have been paid or otherwise settled.

Effective August 2007, we agreed to sell and transfer full ownership rights of the InAlysis Personal Analyst Suite of business intelligence software (referred to as the “Decipher” product), which we acquired in early 2003. The Decipher software was sold for approximately $1.0 million with payment terms of four equal installments through December 31, 2010. The first installment payment was received and recognized as income in the consolidated statement of income in the first quarter of 2008. The remaining $750,000 will be recorded as income in the periods cash payments are received.

In December 2007, our management and administrative services agreement with QualChoice of Arkansas, Inc. and QCA Health Plan (“QCA”) expired. However, effective January 2008, we have entered into a seven-year hosting services agreement with QCA. Revenue from the QCA management and administrative services agreement was $15.9 million in 2006 and $10.0 million in 2007.

In February 2008, we granted cash-based performance units in lieu of restricted stock awards. These performance units are aligned with our multi-year strategic revenue targets. The expense for the performance units may be adjusted each period based on the current quarter contribution towards those multi-year revenue targets and the overall likelihood of payment, and therefore, may fluctuate dramatically from period to period. In the first quarter of 2008, approximately $780,000 of expense related to performance units was recognized in the consolidated statement of income.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

•	Revenue recognition;

•	Up-front payments to customers;

•	Sales returns and allowance for doubtful accounts;

•	Capitalization of software development costs;

•	Goodwill and other intangible assets;

•	Litigation accruals;

•	Self-insurance;

•	Bonus accrual;

•	Income taxes; and

•	Share-based awards.

This listing is not a comprehensive list of all of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 of Notes to Consolidated Financial Statements in our annual Form 10-K filed with the Securities and Exchange Commission on February 15, 2008.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the quarter ended March 31, 2008, approximately 84% of our total revenue was generated from services and other revenue and 16% was from products revenue.

We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), Emerging Issues Task Force No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” (“EITF 00-3”), and Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverable” (“EITF 00-21”).

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

We generate products revenue from the licensing of our software. Under SOP 97-2, software license revenue is recognized upon the execution of a license agreement, upon delivery of the software, when fees are fixed or determinable, when collectibility is probable and when all other significant obligations have been fulfilled. For software license agreements in which customer acceptance is a significant condition of earning the license fees, revenue is not recognized until acceptance occurs. For software license agreements that require significant customization or modification of the software, revenue for the software is recognized on a percentage-of-completion basis as the customization services are performed. Progress to completion under the percentage-of-completion method is generally determined based upon direct labor costs. For software license arrangements that include a right to use the product for a defined period of time or for content subscriptions, revenue is generally recognized ratably over the term of the license.

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue or contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $4.4 million and $5.8 million as of March 31, 2008 and 2007, respectively.

Sales Returns and Allowance for Doubtful Accounts. We maintain a reserve for estimated discounts, pricing adjustments, and other sales allowances. The reserve is charged to revenue in amounts sufficient to maintain the allowance at a level we believe is adequate based on historical experience and current trends. We also maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt expense may be required. We typically do not require collateral. Historically, our estimates for sales allowances and doubtful account reserves have been adequate to cover accounts receivable exposures. We continually monitor these reserves and make adjustments to these provisions when we believe actual credits or other allowances may differ from established reserves.

Capitalization of Software Development Costs. The capitalization of software costs includes developed technology acquired in acquisitions and costs incurred by us in developing our products that qualify for capitalization. We account for our software development costs, other than costs for internal-use software, in accordance with Statement of Financial Accounting Standards, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We capitalize costs associated with product development, coding and testing subsequent to establishing technological feasibility of the product. Technological feasibility is established after completion of a detailed program design or, in its absence, a working model. Capitalization of computer software costs ceases upon a product’s general availability release. Amounts capitalized as software development costs are amortized using the greater of revenues during the period compared to the total estimated revenues to be earned or on a straight-line basis over estimated lives, which is generally deemed to be five years. In some instances, the period between achieving technological feasibility and the general availability of such software is short and software development costs qualifying for capitalization is insignificant. As a result, no costs are capitalized and such costs are expensed in the period incurred.

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of March 31, 2008, our evaluation determined that the carrying amount of these assets was not impaired.

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

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are subject to annual (or more often if indicators of impairment exist) impairment tests using a two-step process. The first step looks for indicators of impairment. If indicators of impairment are revealed in the first step, then the second step is conducted to measure the amount of the impairment, if any. We performed our annual impairment test on March 31, 2008, and this test did not reveal indications of impairment.

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

Bonus Accrual. Our bonus model is designed to project the level of funding required under the bonus program as approved by the Compensation Committee of the Board of Directors. A significant portion of the bonus program is based on the Company meeting certain financial objectives, such as revenue, free cash flow, and pro-forma earnings (adjusted EBITDA). The expense related to the bonus program is accrued in the year of performance and paid in the first quarter following the fiscal year end. The bonus model is analyzed and adjusted on a quarterly basis as necessary based on achievement of targets.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes,” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. This interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. We recognize interest and/or penalties associated with uncertain tax positions in income tax expense.

Share-Based Awards. Under the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment,” (“SFAS 123R”), stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense ratably over the requisite service period. We use the Black-Scholes option-pricing model to calculate fair value which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, stock-based compensation expense could be significantly different from what we have recorded in the current period. We recognize share-based compensation cost over the requisite service period using the straight-line single option method.

Recent Accounting Pronouncements

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

Revenue Information

Revenue by customer type and revenue mix for the three months ended March 31, 2008, and 2007, respectively, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2008		2007
Revenue by customer type:
Health plans	$99,026	93%	$104,291	92%
Benefits administration	7,794	7%	9,212	8%

Total revenue	$106,820	100%	$113,503	100%

Revenue mix:
Services and other revenue
Outsourced business services	$24,022	22%	$24,168	21%
Software maintenance	33,235	31%	29,813	26%
Consulting services and other	32,790	31%	35,794	32%

Services and other revenue total	90,047		89,775

Products revenue
Perpetual license fees	12,108	11%	20,485	18%
Term license fees	4,665	5%	3,243	3%

Products revenue total	16,773		23,728

Total revenue	$106,820	100%	$113,503	100%

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

	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
12-month backlog	$310,600	$238,400	$225,500	$229,000	$236,700

Total backlog	$1,144,800	$982,600	$941,100	$944,400	$964,800

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

	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
Quarterly bookings	$236,400	$163,200	$74,500	$93,800	$99,900

RESULTS OF OPERATIONS

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

Revenue. Total revenue decreased $6.7 million, or 6%, from $113.5 million in the first quarter of 2007 to $106.8 million for the same period in 2008. This decrease consisted of a $7.0 million decrease related to products revenue offset by an increase of $300,000 in services and other revenue.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased approximately $300,000, or less than 1%, to $90.0 million in the first quarter of 2008 from $89.8 million for the same period in 2007. The net increase was driven primarily by $3.4 million in higher software maintenance revenues triggered by large software license sales in late 2007 and the impact of the annual consumer price index increases in the first quarter of 2008. This increase was partially offset by a $3.0 million decrease in consulting and other services revenue while outsourced business services revenue remained relatively flat. The decrease in consulting and other services revenue was unfavorably impacted by the completion of certain large client implementations in middle to late 2007, in addition to delays in certain implementations for new engagements in the first quarter of 2008. Outsourced business services revenue decreased $4.7 million due primarily to certain contract terminations, including the impact of QCA, which more than offset the $4.6 million increase related to increased membership for new and existing customers.

Products Revenue. Products revenue, which includes software license sales, decreased $7.0 million, or 29%, from $23.7 million in the first quarter of 2007 to $16.8 million for the same period in 2008. The decrease was due primarily to a decrease in perpetual license fees of $8.4 million offset by an increase in term license fees of $1.4 million.

Cost of Revenue – Services and Other. Cost of revenue for services and other includes costs for outsourced business services (primarily software hosting and business process outsourcing), consulting services and other revenue. Cost of revenue for services and other decreased $1.7 million, or 4%, from $49.6 million in the first quarter of 2007 to $47.9 million for the same period in 2008. The $1.7 million decrease was driven primarily by cost of revenue for consulting services, which had a $1.9 million reduction in the utilization of outside contractors and a decrease in overall travel of $650,000. These decreases were largely offset by higher compensation and related costs of $1.1 million impacted by increased headcount and the 2008 annual merit increases. Cost of revenue for outsourced business services remained relatively flat overall, although a decrease in costs of $2.1 million from the termination of the QCA services agreement was largely offset by higher compensation and related costs of $2.0 million. As a percentage of total revenue, cost of revenue for services and other approximated 53% in the first quarter of 2008 compared with 55% for the same period in 2007.

Cost of Revenue - Products. Cost of revenue for products, excluding the amortization of acquired technology, decreased $600,000, or 11%, from $5.2 million in the first quarter of 2007 to $4.6 million for the same period in 2008. The overall decrease was due primarily to lower compensation and related costs of $500,000. As a percentage of total revenue, cost of revenue for products approximated 28% in the first quarter of 2008 compared with 22% for the same period in 2007.

Gross Margin. Gross margin, excluding the amortization of acquired technology and other intangibles, dropped slightly to 51% in the first quarter of 2008 compared to 52% in the first quarter of 2007. Gross margin was unfavorably impacted by a lower-margin mix of revenue, but offset favorably by operating efficiencies and pricing improvements.

Research and Development (R&D) Expenses. R&D expenses decreased $600,000, or 4%, from $15.7 million in the first quarter of 2007 to $15.1 million for the same period in 2008. The overall decrease in R&D expenses was due primarily to $750,000 in lower compensation and related costs impacted by higher levels of maintenance support work performed by the development team, partially offset by an increase related to the 2008 annual merit increases. In addition, the lower utilization of outside contractors contributed to $250,000 of the overall decrease. These decreases were partially offset by increases in R&D investment in infrastructure and technology costs and facility-related costs for a total of $500,000. As a percentage of total revenue, R&D expenses approximated 14% in the first quarters of both 2008 and 2007. R&D expenses, as a percentage of total R&D spending (which includes capitalized R&D costs of $1.8 million in the first quarter of 2008 and $1.7 million for the same period in 2007), was 89% in the first quarter of 2008 compared to 90% in the first quarter of 2007.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $980,000, or 4%, to $28.8 million in the first quarter of 2008 from $27.8 million for the same period in 2007. The net increase in SG&A expenses was due primarily to $1.0 million in higher compensation and related costs impacted by increased headcount and the 2008 annual merit increases, an increase in commissions of $950,000 due to higher bookings in the first quarter of 2008, $800,000 in costs associated with the definitive merger agreement to sell the company to Apax Partners, and higher sales and marketing expenses of $550,000 resulting from an increase in trade show activity. These increases were largely offset by an $800,000 decrease in the utilization of outside contractors primarily for corporate strategy projects, a reduction in recruiting and relocation fees of $400,000 attributed primarily to the accounting department transition to Colorado, $500,000 in lower fees related primarily to other professional fees, and a $200,000 decrease in depreciation expense. As a percentage of total revenue, selling, general and administrative expenses approximated 27% in the first quarter of 2008 compared with 25% for the same period in 2007.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets decreased $200,000, or 7%, from $3.0 million in the first quarter of 2007 to $2.8 million for the same period in 2008 related to adjustments for the final valuation of intangible assets for the PDM and QCSI acquisitions.

Interest Income. Interest income increased $1.4 million, or 188%, to $2.2 million in the first quarter of 2008 from $800,000 for the same period in 2007. The increase was due primarily to higher cash balances in our investment accounts.

Interest Expense. Interest expense increased $700,000, or 24%, to $3.3 million in the first quarter of 2008 from $2.6 million for the same period in 2007. The net increase is due primarily to a $1.0 million increase related to our convertible notes partially offset by a $250,000 decrease due to the payoff of certain capital lease obligations and lower interest rates on borrowings from our credit facility.

Provision for Income Taxes. Provision for income taxes was $2.6 million in the first quarter of 2008 compared to $4.4 million for the same period in 2007. The effective tax rate was 40.0% for the first quarter of 2008 compared with 42.5% for the same period in 2007. The decrease to the effective tax rate is due in part to claiming the Federal section 199 manufacturing deduction, various state R&D tax credits and changes to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of March 31, 2008, cash available to fund our operations includes cash and cash equivalents totaling $162.2 million. Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings, described as follows:

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

•

In January 2007, we amended and restated our Credit Agreement, initially established December 21, 2004, to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of March 31, 2008, we no had outstanding borrowings on the revolving line of credit and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January 2007, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI, of which $67.0 million was outstanding as of March 31, 2008. We can borrow up to an additional $75.0 million under the term loan through and including March 31, 2009, at which time no additional funds can be borrowed under the term loan.

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

In January 2008, we invested $72.3 million in taxable note investments with an auction reset function (“auction rate securities”) collateralized by student loans which are substantially backed by the federal government and state agencies. Beginning in February 2008, auctions for our auction rate securities failed due to conditions in the market. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security. As of March 31, 2008, all of our auction rate securities continue to be rated AAA by Standard & Poor’s or Aaa by Moody’s despite the auction failures.

On March 31, 2008, with the assistance of our investment advisor, we determined the fair value of the auction rate securities no longer approximated their par value based on a discounted cash flow valuation model that was based on the collateralization of the underlying securities, the credit rating of the investment, the timing of expected future cash flows, and the expected duration until the securities trade again. As a result, we concluded that the auction rate securities were temporarily impaired and recorded an unrealized loss of approximately $3.4 million to reflect the revised fair value of the auction rate securities at $68.9 million. Given the uncertainty as to when the market conditions will recover and auctions will resume, we have classified the auction rate securities as long-term investments.

We reviewed the classification of the impairment charges in accordance with the appropriate accounting literature, and concluded the impairment is temporary as of March 31, 2008. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of stockholders’ equity. We believe this treatment is appropriate because we have concluded the loss in value attributable to its auction rate securities is temporary in nature and we have both the ability and intent to hold the auction rate securities until a recovery in market value takes place. We will continue to monitor and analyze our auction rate securities investments to determine whether the impairment continues to exist, and if so, how the impairment should be classified.

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

Summary of Cash Activities

As of March 31, 2008, we had cash and cash equivalents totaling $162.2 million. Significant cash flow activities for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$37,404	$24,565
Purchase of investments	(77,200)	(8,650)
Sale of investments	4,900	8,650
Purchase of property and equipment and software licenses	(2,354)	(4,510)
Capitalization of software development costs	(1,779)	(1,700)
Acquisitions, net of cash acquired	(9,622)	(142,640)
Proceeds from revolving line of credit, debt financings and capital leases	495	162,200
Payments on revolving line of credit, notes payable and capital leases	(4,480)	(85,683)
Employee exercises of stock options and purchase of common stock	3,416	7,525
Excess tax benefits from stock-based compensation	4,636	—
Repurchase of common stock to treasury	(1,684)	—

Cash and cash equivalents decreased $46.3 million in the first quarter of 2008 from $208.5 million at December 31, 2007 to $162.2 million at March 31, 2008. This decrease was primarily due to the purchase of investments of $77.2 million, a cash payment of $9.6 million to former QCSI stockholders, warrantholders, and optionholders (which included a $2.6 million Holdback payment along with a $7.0 million contingent consideration earned as of December 31, 2007), payments on our debt (including our revolving line of credit) of $4.5 million, $4.1 million for capital spending, and a $1.7 million payment for the repurchase of common stock. These cash outflows were offset by cash provided by operating activities of $37.4 million, sale of investments of $4.9 million, $4.6 million of tax benefits related to stock-based compensation, $3.4 million in proceeds from employee option exercises, and net proceeds from debt financing of $500,000.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of March 31, 2008 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$395	$395	$—	$—	$—
Capital lease obligations	2,165	886	1,279	—	—
Operating leases	57,562	10,186	26,103	21,273	—
Convertible debt	391,174	5,337	10,675	239,381	135,781

Total contractual obligations	$451,296	$16,804	$38,057	$260,654	$135,781

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$75,327	$14,308	$61,019	$—	$—
Standby letters of credit	1,740	348	1,308	—	84

Total other commercial commitments	$77,067	$14,656	$62,327	$—	$84

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

As of March 31, 2008, we had outstanding four unused standby letters of credit in the aggregate amount of $1.7 million, which serve as security deposits for certain operating leases.

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

Also excluded from the tables above are certain potential payments to former PDM stockholders and optionholders. PDM security holders may be entitled to receive additional contingent consideration as follows: $5.0 million on or before December 31, 2008 and $8.0 million on or before December 31, 2009, each subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. Additional contingent consideration may be paid on June 30, 2009 if certain specified revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration is payable in a combination of cash and common stock.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s cumulative unrecognized tax benefits recorded in accordance with FIN 48 at March 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities as it relates to the $11.0 million of unrecognized tax benefits.

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

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at our election, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of March 31, 2008, we had outstanding no borrowings on the revolving line of credit and $67.0 million outstanding borrowings on the term loan.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 15, 2008, two complaints were filed against us and members of our Board of Directors seeking to enjoin the proposed merger with Apax Partners, L.P. In the first case, Plaintiff David P. Simonetti Rollover IRA filed a Verified Class Action Complaint in The Court of Chancery of the State of Delaware, entitled David P. Simonetti Rollover IRA, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Donald J. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., TZ Merger Sub, Inc., and The TriZetto Group Inc., Defendants, Case No. 3694. The complaint seeks certification of a class of all common stockholders of TriZetto who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the defendants have breached their fiduciary and other duties, entry of an order requiring defendants to take certain steps in connection with the proposed transaction, compensatory damages, costs and disbursements, including plaintiff’s counsel’s fees and experts’ fees, and other relief.

In the second case, Plaintiff City of Fort Lauderdale Police and Firefighters’ Retirement System filed a Complaint Based Upon Self-Dealing and Breach of Fiduciary Duty in the Superior Court of the State of California, County of Orange, entitled City of Fort Lauderdale Police and Firefighters’ Retirement System, on Behalf of Itself and All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Paul F. Lefort, Nancy H. Handel, Thomas N. Johnson, L. William Krause, Donald J. Lothrop, Jerry P. Widman, The TriZetto Group, Inc., and Apax Partners, Defendants, Case No. 30-2008-00061215. The complaint seeks certification of a class of all holders of TriZetto’s stock who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the Agreement and Plan of Merger was entered into in breach of defendants’ fiduciary duties and is therefore unlawful and unenforceable, injunctive relief enjoining defendants and others from consummating the proposed transaction, rescission, a constructive trust, and costs and disbursements, including attorneys’ and experts’ fees, among other requested relief.

On May 7, 2008, a third complaint was filed against us and members of our Board of Directors seeking to enjoin the proposed merger. In the third case, Plaintiff Police and Fire Retirement System of the City of Detroit filed a Complaint Based Upon Self-Dealing and Breach of Fiduciary Duties in the Superior Court of the State of California, County of Orange, entitled Police and Fire Retirement System of the City of Detroit, on Behalf of Itself and All Others Similarly Situated, Plaintiff, v. The TriZetto Group Inc., Jeffrey H. Margolis, Donald L. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., and TZ Merger Sub, Inc., Defendants, Case No. 30-2008-00180024. The complaint seeks certification of a class of all holders of TriZetto’s stock who are allegedly harmed by the defendants’ actions challenged in the complaint, a declaration that the Agreement and Plan of Merger was entered into in breach of defendants’ fiduciary duties, injunctive relief enjoining defendants from disenfranchising the proposed class and consummating the proposed transaction, and costs and disbursements, including attorneys’ fees, among other requested relief.

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

The pending merger and/or the delay or failure to complete the merger with TZ Holdings, L.P. could materially and adversely affect our results of operations and our stock price.

On April 11, 2008, we entered into a definitive merger agreement with TZ Holdings, L.P. (“TZ Holdings”) an entity that is, or will at the time of consummation of the merger be, owned by affiliates of Apax Partners, L.P., BlueCross BlueShield of Tennessee, Inc. and Regence BlueCross BlueShield of Oregon, Regence BlueCross BlueShield of Utah and Regence Blue Shield. Consummation of the merger is subject to customary closing conditions, regulatory approvals, TZ Holdings’ ability to obtain financing, and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals and financing will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. As a result of the pending merger:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on consummating the merger;

•	the merger agreement places a variety of restrictions and constraints on the conduct of our business prior to the closing of the merger or the termination of the merger agreement;

•

our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger, which could cause our revenues to materially decline or any anticipated increases in revenue to be lower than expected; and

•

our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.

A delay in the consummation of the merger may exacerbate the occurrence of these events.

Furthermore, in the event that the proposed merger is not completed:

•	our investors will not receive $22.00 in cash per share of our common stock which TZ Holdings has agreed to pay in the merger, and our stock price would likely experience a significant decline;

•	we may be liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger; and

•	under some circumstances, we may have to pay a termination fee to TZ Holdings in the amount of $50 million.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

We and TZ Holdings may not be able to obtain, or may be delayed in obtaining, the regulatory approvals required to consummate the merger.

Completion of the merger is conditioned upon the receipt of all required governmental consents, authorizations and regulatory approvals. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of the merger. In connection with granting these consents and authorizations, governmental authorities may seek to impose conditions on the merger. Such conditions may jeopardize or delay completion of the merger.

TZ Holdings may not be able to obtain the debt financing required to consummate the merger.

In order to complete the merger, TZ Holdings will need to successfully obtain debt financing for a portion of the purchase price. Given the current state of the credit markets, TZ Holdings may find it difficult or practically impossible to obtain debt financing under the terms of its debt commitment from Royal Bank of Canada or from alternative sources of financing. The inability of TZ Holdings to timely obtain debt financing may delay the completion of the merger. In addition, there can be no assurance that TZ Holdings will be able to obtain the debt financing required to complete the merger.

Purported stockholder class action lawsuits have been filed against us and members of our Board of Directors challenging the proposed merger.

As set forth under “Item 1. Legal Proceedings,” three putative stockholder class action complaints have been filed against us and members of our Board of Directors seeking to enjoin the proposed merger. The plaintiffs in this litigation seek, among other things, injunctive relief to prevent the consummation of the merger and monetary relief. The defense of this litigation will require us to incur legal fees and costs. An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the merger, result in significant costs, or both.

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

As of March 31, 2008, we were providing services to 354 unique customers. One of our customers, the Regence Group, represented approximately 10.9% of our consolidated revenue in the first quarter of 2008. Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of workstations or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

•

healthcare information software vendors, including DST Systems Inc., Perot Systems Corporation, Electronic Data Systems Corporation, and Plexis Healthcare Systems in the health plan market, as well as Mphasis Healthcare Solutions (formerly Eldorado Computing) and SBPA in the benefits administration market, and MMC 2020, Gorman and Dynamics in the Medicare Advantage market;

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

Our payer customers must comply with HIPAA, its regulations, and other applicable healthcare laws and regulations. In addition, we may be deemed to be a covered entity subject to HIPAA because we offer our customers products that convert data to a HIPAA compliant format. Accordingly, we must comply with certain provisions of HIPAA and in order for our products and services to be marketable, they must contain features and functions that allow our customers to comply with HIPAA and other healthcare laws and regulations. We believe our products currently allow our customers to comply with existing laws and regulations. However, our products may require modification in the future. If we fail to offer solutions that permit our customers to comply with applicable laws and regulations, our business will suffer.

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

As of March 31, 2008, our total consolidated long-term debt was $387.3 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the three months ended March 31, 2008, the closing price of our common stock ranged from a high of $20.77 to a low of $15.81. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us of our common stock during each month within the first quarter of 2008.

Month	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008 (1)	105,972	$17.98	94,253	—
February 1, 2008 – February 29, 2008	—	—	—	—
March 1, 2008 – March 31, 2008 (2)	3,687	18.37	—	—

Total	109,659	17.99	94,253	—

(1)	11,719 shares of the 105,972 shares repurchased in January were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

(2)	All 3,687 shares repurchased in March were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated as of April 11, 2008, between TZ Holdings, L.P., TZ Merger Sub, Inc. and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on April 11, 2008, File No. 000-27501)

4.1*	Second Amendment to Rights Agreement, dated as of April 11, 2008, between TriZetto and Computershare Trust Company, N.A., as successor rights agent (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 8-K as filed with the SEC on April 11, 2008, File No. 000-27501)

10.1	Third Amendment to the Amended and Restated Credit Agreement, dated March 31, 2008, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

10.2	Fourth Amendment to the Amended and Restated Credit Agreement, dated March 31, 2008, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: May 9, 2008	By:	/S/ Carl Long
Carl Long (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated as of April 11, 2008, between TZ Holdings, L.P., TZ Merger Sub, Inc. and The TriZetto Group, Inc. (Incorporated by reference to Exhibit 2.1 of TriZetto’s Form 8-K as filed with the SEC on April 11, 2008, File No. 000-27501)

4.1*	Second Amendment to Rights Agreement, dated as of April 11, 2008, between TriZetto and Computershare Trust Company, N.A., as successor rights agent (Incorporated by reference to Exhibit 4.1 of TriZetto’s Form 8-K as filed with the SEC on April 11, 2008, File No. 000-27501)

10.1	Third Amendment to the Amended and Restated Credit Agreement, dated March 31, 2008, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

10.2	Fourth Amendment to the Amended and Restated Credit Agreement, dated March 31, 2008, by and among TriZetto, each of TriZetto’s subsidiaries, and Wells Fargo Foothill, Inc.

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.