Form 10-Q
period 2008-06-30
TRIZETTO GROUP INC
filed 2008-08-11
CIK 1092458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008 43,198,047 shares, $0.001 par value per share, of the registrant’s common stock were outstanding.

THE TRIZETTO GROUP, INC.

QUARTERLY REPORT ON

FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,596	$208,507
Accounts receivable, less allowances of $1,785 and $3,528 at June 30, 2008 and December 31, 2007, respectively	107,197	92,118
Prepaid expenses and other current assets	24,857	17,458
Deferred tax assets	10,273	10,273

Total current assets	290,923	328,356
Property and equipment, net	31,845	32,889
Capitalized software development costs, net	23,800	25,903
Long-term investments	67,715	—
Goodwill	213,549	200,219
Other intangible assets, net	69,759	74,545
Other assets	15,104	16,070

Total assets	$712,695	$677,982

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$601	$53
Current portion of term loan	10,714	10,714
Current portion of capital lease obligations	776	1,108
Accounts payable	12,946	16,142
Accrued liabilities	52,001	53,079
Deferred revenue	71,772	41,356

Total current liabilities	148,810	122,452
Long-term convertible debt	330,000	330,000
Long-term revolving line of credit and term loan	53,571	60,250
Other long-term liabilities	7,155	6,370
Capital lease obligations	899	1,172
Deferred tax liabilities	2,817	2,817
Deferred revenue, non-current	4,593	7,265

Total liabilities	547,845	530,326

Commitments and contingencies
Stockholders’ equity:
Common stock	44	44
Accumulated other comprehensive income	(4,585)	—
Additional paid-in capital	375,202	362,151
Accumulated deficit	(205,811)	(214,539)

Total stockholders’ equity	164,850	147,656

Total liabilities and stockholders’ equity	$712,695	$677,982

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Services and other	$101,441	$91,432	$191,488	$181,207
Products	15,576	23,403	32,349	47,131

Total revenue	117,017	114,835	223,837	228,338

Operating costs and expenses:
Cost of revenue—services and other	50,860	50,353	98,734	99,952
Cost of revenue—products (excludes amortization of acquired technology)	4,320	4,775	8,938	9,978
Research and development	16,452	16,444	31,547	32,179
Selling, general and administrative	32,429	29,337	61,219	57,145
Amortization of acquired technology	1,421	1,237	2,842	2,947
Amortization of acquired other intangible assets	1,411	1,360	2,794	2,661

Total operating costs and expenses	106,893	103,506	206,074	204,862
Income from operations	10,124	11,329	17,763	23,476
Interest income	1,541	2,803	3,706	3,556
Interest expense	(3,057)	(3,483)	(6,325)	(6,124)
Change in fair value of derivative liabilities	—	(2,483)	—	(2,483)

Income before provision for income taxes	8,608	8,166	15,144	18,425
Provision for income taxes	(3,802)	(4,523)	(6,416)	(8,886)

Net income	$4,806	$3,643	$8,728	$9,539

Net income for diluted EPS calculation	$5,551	$4,184	$10,266	$10,858

Net income per share:
Basic	$0.11	$0.08	$0.21	$0.22

Diluted	$0.09	$0.07	$0.17	$0.18

Shares used in computing net income per share:
Basic	42,625	44,522	42,473	44,192

Diluted	60,768	61,876	60,531	61,777

See accompanying notes.

The TriZetto Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,728	$9,539
Adjustments to reconcile net income to net cash provided by operating activities:
Net reduction in doubtful accounts and sales allowance	(705)	(1,628)
Stock-based compensation	4,973	5,533
Depreciation and amortization	11,555	12,332
Amortization of acquired technology	2,842	2,947
Amortization of acquired other intangible assets	2,794	2,661
Change in fair value of derivative liabilities	—	2,483
Excess tax benefits from stock-based compensation	(4,636)	—
Loss on disposal of assets	223	—
Increase in cash surrender value of life insurance policies	(474)	(565)
Changes in assets and liabilities, net of acquisitions:
Restricted cash	—	(819)
Accounts receivable	(14,374)	(11,406)
Prepaid expenses and other current assets	(1,673)	(2,285)
Other assets	350	1,954
Accounts payable	(3,196)	(5,456)
Accrued liabilities	(4,001)	(7,715)
Deferred revenue	27,744	19,557

Net cash provided by operating activities	30,150	27,132

Cash flows from investing activities:
Purchase of investments	(77,200)	(195,640)
Sale of investments	4,900	142,575
Purchase of property and equipment and software licenses	(5,946)	(9,333)
Capitalization of software development costs	(2,685)	(3,829)
Purchase of intangible assets	(850)	—
Acquisitions, net of cash acquired	(9,622)	(143,196)

Net cash used in investing activities	(91,403)	(209,423)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	104,200
Proceeds from term note	—	75,000
Proceeds from notes payable	571	—
Proceeds from convertible debt	—	223,100
Proceeds from warrant	—	25,714
Proceeds from debt financing	495	717
Payments on revolving line of credit	(4,000)	(99,200)
Payment for convertible note hedge (call options)	—	(58,972)
Payments on term loan	(2,679)	—
Payments on notes payable	(518)	(1,076)
Payments on capital leases	(605)	(915)
Excess tax benefits from stock-based compensation	4,636	—
Employee exercises of stock options	5,126	8,728
Repurchase of common stock to treasury	(1,684)	—

Net cash provided by financing activities	1,342	277,296

Net (decrease) increase in cash and cash equivalents	(59,911)	95,005
Cash and cash equivalents at beginning of period	208,507	107,057

Cash and cash equivalents at end of period	$148,596	$202,062

See accompanying notes.

The TriZetto Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared by The TriZetto Group, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Article 10 promulgated by Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes to financial statements required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC on February 15, 2008.

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

For the three and six months ended June 30, 2008, approximately 2.0 million and 2.2 million options, respectively, were anti-dilutive and excluded from the table below, compared to 2.0 million and 1.8 million options for the same period in 2007. For the three and six months ended June 30, 2008, approximately 10.4 million warrants relating to the convertible debt offering that occurred on April 11, 2007 were anti-dilutive and excluded from the table below. The following is a reconciliation of the computations of basic and diluted EPS information for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income, as reported	$4,806	$3,643	$8,728	$9,539
After-tax interest expense on 2.75% convertible debt	384	307	792	712
After-tax interest expense on 1.125% convertible debt	361	234	746	607

Net income for diluted EPS calculation	$5,551	$4,184	$10,266	$10,858

Denominator:
Weighted average shares outstanding – basic	42,625	44,522	42,473	44,192
2.75% convertible debt converted to common shares	5,305	5,305	5,305	5,305
1.125% convertible debt converted to common shares	10,467	8,512	10,467	8,512
Unvested common shares outstanding	228	767	214	744
Stock options	2,143	2,770	2,072	3,024

Adjusted weighted average shares for diluted EPS	60,768	61,876	60,531	61,777

Basic earnings per share	$0.11	$0.08	$0.21	$0.22

Diluted earnings per share	$0.09	$0.07	$0.17	$0.18

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,806	$3,643	$8,728	$9,539
Unrealized loss on non-current auction rate securities	(1,210)	—	(4,585)	—

Total comprehensive income	$3,596	$3,643	$4,143	$9,539

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue—services and other	$335	$120	$571	$774
Cost of revenue—products	106	85	155	130
Research and development	356	424	658	800
Selling, general and administrative	1,587	1,992	3,589	3,829

Total stock based compensation expense before tax	$2,384	$2,621	$4,973	$5,533

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	39%	45%	39%	45%
Risk-free interest rate	2.42%	4.82%	2.42%	4.82%
Expected life	3.94 years	6.25 years	3.94 years	6.25 years
Forfeiture rate	6%	6%	6%	6%
Expected dividends	—	—	—	—
Weighted average fair value	$—	$10.08	$6.42	$10.11

Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock and historical volatility of the Company’s stock. The risk-free interest rate is the U.S. Treasury rate on the date of grant having a term equal to the expected life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. In the first quarter of 2008, the Company changed the contractual life of new options granted from 10 to five years. As a result, the Company has determined that comparable historical data does not exist and thus, has continued to apply the “simplified method” outlined in Staff Accounting Bulletin No. 107 to calculate expected term. The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested and is based on historical experience. These estimates will be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. The weighted average fair value was $0.00 for the three months ended June 30, 2008 since no stock options were granted during this period.

The following is a summary of stock option activity for the six months ended June 30, 2008 (in thousands, except weighted average data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding at December 31, 2007	6,953	$11.55
Granted	1,082	19.19
Exercised	(546)	9.19
Cancelled	(210)	18.57

Options Outstanding at June 30, 2008	7,279	$12.66	5.08	$65,939

Exercisable at June 30, 2008	4,855	$10.79	4.56	$53,912

The total intrinsic value of options exercised during the six months ended June 30, 2008 was $6.0 million. As of June 30, 2008, $12.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.31 years.

The following table summarizes nonvested restricted stock awards as of June 30, 2008 and changes during the six months ended June 30, 2008 (in thousands, except weighted average data):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2007	636	$17.29
Granted	—	—
Vested	(76)	17.58
Forfeited	(86)	16.67

Nonvested at June 30, 2008	474	$17.36

As of June 30, 2008, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock awards, which will be amortized over the weighted-average remaining service period of 1.32 years.

5. Supplemental Cash Flow Disclosures

The following table is a summary of supplemental cash flow disclosures as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION
Cash paid for interest	$6,353	$4,490
Cash paid for income taxes	5,079	6,522
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through capital lease	—	349
Common stock issued in connection with PDM acquisition	—	8,911

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued payroll and benefits	$26,551	$34,181
Accrued professional and litigation fees and settlements	985	1,342
Accrued contingent considerations related to acquisitions	13,330	9,772
Accrued employee relations	609	388
Accrued income and other taxes	3,720	1,964
Accrued interest	1,297	1,335
Other	5,509	4,097

	$52,001	$53,079

During the three months ended June 30, 2008, CareKey and PDM stockholders and optionholders earned contingent consideration payments of $8.3 million and $5.0 million, respectively, upon the achievement of certain revenue milestones. Payment is expected to be paid to PDM stockholders and optionholders in the third quarter of 2008 and to CareKey stockholders and optionholders in the first quarter of 2009. The accrual of this contingent consideration increased goodwill by $13.3 million during the three months ended June 30, 2008.

7. Debt

Debt consists of the following for the periods presented (in thousands):

	Notes Payable		Line of Credit and Term Loan
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Long-term convertible debt, due in 2025, interest at 2.75% fixed rate, payable semi-annually in arrears	$100,000	$100,000	$—	$—
Long-term convertible debt, due in 2012, interest at 1.125% fixed rate, payable semi-annually in arrears	230,000	230,000	—	—
Term loan of $150.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 5.00% at June 30, 2008), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	64,285	66,964
Revolving credit facility of $100.0 million, interest at the lending institution’s prime rate plus adjustable applicable margin between 0.00% and 2.00% (prime rate 5.00% at June 30, 2008), payable monthly in arrears; or LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50%, payable upon maturity date	—	—	—	4,000
Other	601	53	—	—

Total debt	$330,601	$330,053	$64,285	$70,964
Less: Current portion	(601)	(53)	(10,714)	(10,714)

	$330,000	$330,000	$53,571	$60,250

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

The 2025 Notes are convertible into shares of the Company’s common stock at an initial conversion price of $18.85 per share, or 53.0504 shares for each $1,000 principal amount of 2025 Notes, subject to certain adjustments pursuant to an indenture with Wells Fargo Bank, National Association, as trustee (the “2025 Indenture”). The maximum conversion rate is 68.9655 shares for each $1,000 principal amount of 2025 Notes. Upon conversion of the 2025 Notes, the Company will have the right to deliver shares of its common stock, cash or any combination of cash and shares of its common stock. The 2025 Notes are convertible (i) prior to October 1, 2020, during any fiscal quarter after the fiscal quarter ending December 31, 2005, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to October 1, 2020, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2025 Notes was equal to or less than 97% of the average conversion value of the 2025 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2025 Indenture, (iv) if the Company calls the 2025 Notes for redemption, or (v) any time on or after October 1, 2020.

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

The 2012 Notes are convertible into shares of the Company’s Common stock at an initial conversion price of $21.97 per share, or 45.5114 shares for each $1,000 principal amount of 2012 Notes, subject to certain adjustments set forth in the 2012 Indenture. The maximum conversion rate is 53.4759 shares for each $1,000 principal amount of 2012 Notes. Upon conversion of the 2012 Notes, the Company will have the right to deliver shares of its common stock, cash or any combination of cash and shares of its common stock. The 2012 Notes are convertible (i) prior to January 15, 2012, during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to January 15, 2012, during the five business day period after any five consecutive trading day period (the “Note Measurement Period”) in which the average trading price per $1,000 principal amount of 2012 Notes was equal to or less than 97% of the average conversion value of the 2012 Notes during the Note Measurement Period, (iii) upon the occurrence of specified corporate transactions, as described in the 2012 Indenture, or (iv) any time on or after January 15, 2012.

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

On March 31, 2008, the Company entered into Amendments Number Three and Four to the Amended and Restated Credit Agreement dated January 10, 2007, with Wells Fargo Foothill, Inc. Amendment Three sets forth the quarterly trailing twelve month recurring revenue requirements through December 31, 2008. Amendment Four allows the Borrowers to request additional term loan draws through March 31, 2009 and further extends the application of an unused term loan commitment fee through April 1, 2009. In addition, Amendment Four extends the deadline for the Company to repurchase shares of its common stock to March 31, 2009. The guidelines for repurchase still remain in place allowing the Company to repurchase up to $100.0 million of its common stock provided that the Company has liquidity (defined as the sum of unrestricted cash and cash equivalents plus availability of borrowings on its revolving line of credit) in excess of $80.0 million both before and immediately after giving effect to such transaction.

As of June 30, 2008, no additional draws have been made. In the event Borrowers terminate the Credit Agreement prior to its expiration or make certain prepayments, the Borrowers will be required to pay the Lender a termination or prepayment fee equal to 1% of the maximum credit amount in the event of termination or 1% of the prepayment amount in the event of prepayments, subject to specified exceptions. Under the Credit Agreement, the Borrowers have granted the Lender a security interest in all of the assets of the Borrowers.

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

As of June 30, 2008, the Company had no outstanding borrowings on the revolving line of credit and $64.3 million outstanding under the Term Loan, and was in compliance with all applicable covenants and other restrictions under the Credit Agreement. As of June 30, 2008, the Company also had $100.0 million available under its revolving line of credit.

8. Legal Proceedings

On April 15, 2008, Plaintiff David P. Simonetti Rollover IRA filed a Verified Class Action Complaint in the Delaware Court of Chancery, entitled David P. Simonetti Rollover IRA, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Donald J. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., TZ Merger Sub, Inc., and The TriZetto Group Inc., Defendants, C.A. No. 3694-VCN (the “Simonetti Litigation”). The complaint sought, among other relief, certification of a class of all common stockholders of TriZetto who allegedly were harmed by the defendants’ actions challenged in the complaint, a declaration that the defendants had breached their fiduciary and other duties, entry of an order requiring defendants to take certain steps in connection with the proposed transaction, compensatory damages, costs and disbursements, including plaintiff’s counsel’s fees and experts’ fees. On May 20, 2008, the plaintiff in the Simonetti Litigation filed a First Amended Complaint, which added allegations that the defendants allegedly failed to disclose material facts regarding the Merger.

In addition to the Simonetti Litigation, two putative class action complaints were filed in the Superior Court of the State of California, County of Orange, alleging substantially similar claims as those alleged in the Simonetti Litigation. On May 28, 2008, the two California putative class actions were consolidated (the “Consolidated California Action”), and on June 5, 2008, the Consolidated California Action was stayed in favor of the Simonetti Litigation. On June 10, 2008, the plaintiffs in the Consolidated California Action filed a putative class action complaint in the Delaware Court of Chancery entitled City Of Fort Lauderdale Police And Firefighters’ Retirement System And Police And Fire Retirement System Of The City Of Detroit, Individually and On Behalf of All Others Similarly Situated, v. Jeffrey H. Margolis, et al., C.A. No. 3817-VCN (together with the Simonetti Litigation, the “Delaware Litigation” and collectively with the Consolidated California Action, the “Merger Litigation”). In addition, counsel for plaintiffs’ in the Consolidated California Action appeared as counsel in the Simonetti Litigation and joined in the discovery and briefing in the Simonetti Litigation in connection with the motion to preliminarily enjoin the Merger.

On June 27, 2008, the Delaware Court of Chancery issued a memorandum opinion and order (the “Order”) in the Simonetti Litigation, granting in part and denying in part the plaintiff’s motion for a preliminary injunction enjoining the proposed Merger. The Court preliminarily enjoined TriZetto from conducting or allowing any vote by its stockholders to approve the proposed Merger until TriZetto made curative supplemental disclosures relating to certain potential financial benefits of the Merger to TriZetto’s financial advisor, UBS Securities LLC (“UBS”), and its affiliates, upon consummation of the transactions contemplated by the Merger Agreement, based on its interest in certain convertible notes issued by TriZetto and related bond hedge and warrant transactions entered into with TriZetto in 2007 (the “Financial Advisor Disclosure”). The Court’s Order provided that, upon application, the Order could be vacated upon demonstration that TriZetto had provided appropriate curative disclosure.

Following the Court’s Order, counsel for the parties negotiated the contents of the Financial Advisor Disclosure. The parties thereafter entered into a stipulation agreeing upon the substance of the Financial Advisor Disclosure and submitted the Financial Advisor Disclosure to the Court for its approval. The Parties jointly requested that the Court vacate its Order preliminarily enjoining the Merger.

On July 2, 2008, the Court issued an order approving the parties’ stipulation and vacating the preliminary injunction Order dependent on TriZetto providing the Financial Advisor Disclosure forthwith. TriZetto provided the Financial Advisor Disclosure in the Definitive Additional Material, which was filed with the SEC on July 2, 2008 and mailed to TriZetto’s stockholders on or about July 3, 2008.

On July 8, 2008, the parties entered into a memorandum of understanding (“MOU”) to settle the Merger Litigation. Under the terms of the MOU, the parties agreed in good faith to attempt to agree upon and execute an appropriate Stipulation of Settlement and such other documentation as may be required to secure certification of the Settlement Class (as defined to include all record holders and beneficial owners of TriZetto common stock (excluding defendants, their immediate families, and affiliates) on any day during the period from April 11, 2008 (the date that the proposed Merger was publicly announced) to and including the effective date of consummation of the Merger, including the legal representatives, heirs, successors and successors in interest, transferees and assigns of all such foregoing holders and/or owners, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them and each of them) and obtain pursuant to Delaware Court of Chancery Rules 23(b)(1) and 23(b)(2) final Court approval of the settlement, and the dismissal of the Delaware Litigation and the Consolidated California Action. In addition to other customary provisions, the settlement will provide releases to all defendants of any claims arising from the process leading to the proposed Merger, any of the transactions contemplated by the Merger Agreement, and any disclosures made in connection with the Proxy Disclosure. In return, TriZetto agreed to provide additional explanation to TriZetto’s stockholders regarding certain matters disclosed in the Proxy Disclosure. This additional explanation was made in a Form 8-K filed on July 9, 2008. In accordance with the agreement to settle the Merger Litigation, the shares of common stock of TriZetto held by TriZetto’s executive officers were voted in the aggregate in the same proportion as the vote cast by the other stockholders voting on the Merger at the Special Meeting. The parties to the litigation are in the process of finalizing the Stipulation of Settlement to be submitted to the Court.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value As of June 30, 2008	Fair Value Measurement at June 30, 2008 (Using Fair Value Hierarchy)
		Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148,596	$148,596	$—	$—
Long-term investments	67,715	—	—	67,715

Sub-total	216,311	148,596	—	67,715
Long-term debt	379,347	—	379,347	—

Total	$595,658	$148,596	$379,347	$67,715

The long-term debt values are based on actual transactions in the Company’s convertible debt instruments. However, given the relatively low number of transactions, the Company used Level 2 measurements to determine the fair value of the Company’s convertible debt instruments as of June 30, 2008 for disclosure purposes. The convertible debt continues to be recorded at carrying value on the Company’s balance sheet.

The long-term investments represent taxable note investments with an auction reset function (“auction rate securities”) collateralized by student loans which are substantially backed by the federal government and state agencies. These instruments were purchased by the Company in January 2008 and classified as available-for-sale. Beginning in February 2008, auctions for the Company’s auction rate securities failed due to conditions in the market. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security. As of June 30, 2008, all of the Company’s auction rate securities continue to be rated AAA by Standard & Poor’s or Aaa by Moody’s despite the auction failures.

The Company determined the fair value of the auction rate securities no longer approximated their par value based on a discounted cash flow valuation model that was based on the collateralization of the underlying securities, the credit rating of the investment, the timing of expected future cash flows, and the expected duration until the securities trade again. As a result, the Company concluded that the auction rate securities were temporarily impaired. As of June 30, 2008, the Company had recorded an unrealized loss of approximately $4.6 million to Accumulated Other Comprehensive Income to reflect the revised fair value of the auction rate securities at $67.7 million. Given the uncertainty as to when the securities may be actively traded, the Company has classified the auction rate securities as long-term investments.

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

The following table provides a summary of changes the fair value of the Company’s auction rate securities as of June 30, 2008 (in thousands):

Auction Rate Securities
Balance at December 31, 2007	$—
Purchases, transfers and settlements	72,300
Unrealized loss included in other comprehensive income	(4,585)

Balance at June 30, 2008	$67,715

11. Agreement and Plan of Merger

On April 11, 2008, the Company entered into an Agreement and Plan of Merger, as amended, (the “Merger Agreement”) with TZ Holdings, L.P., a Delaware limited partnership (“Parent”) and TZ Merger Sub, Inc., a Delaware corporation and indirectly-owned subsidiary of Parent (“Merger Sub”). Parent is controlled by Apax Partners, L.P. (“Apax”). BlueCross BlueShield of Tennessee, Inc. (“BCBST”) and Regence BlueCross BlueShield of Oregon, Regence BlueCross BlueShield of Utah and Regence BlueShield (collectively, the “Regence Group”) are providing a portion of the funding for the transaction and will be equity investors in the surviving corporation.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. As of the effective date of the Merger, each issued and outstanding share of common stock of the Company will be cancelled and converted into the right to receive $22.00 in cash (the “Merger Consideration”). The transaction is valued at approximately $1.4 billion, including consideration for stock options and shares underlying the Company’s convertible notes. Parent and Merger Sub have obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Merger is subject to various conditions, including adoption of the Merger Agreement by the Company’s stockholders and other customary closing conditions. The transaction closed on August 4, 2008 (see Note 13, Subsequent Events, below).

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

12. Recent Accounting Pronouncements

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

13. Subsequent Events

Pursuant to the Merger Agreement, on August 4, 2008, Merger Sub merged with and into TriZetto, with TriZetto as the surviving corporation as a result of the Merger and continuing as an indirectly-owned subsidiary of Parent. Pursuant to the terms of the Merger Agreement and as a result of the Merger, each outstanding share of the common stock (the “Common Stock”) of the Company was converted into the right to receive $22.00 cash per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer a broad portfolio of proprietary software and services targeted to the payer industry, which is comprised of health insurance plans and third party benefits administrators. TriZetto’s predominant software products comprise six enterprise-class applications for automating all of a payer’s core administrative functions, and for automating care management activities, which improve the cost and quality of care consumers receive. Key enterprise software product brands include Facets®, QicLink™, QNXT™, CareAdvance™ and NetworX. The Company also offers a number of component software products, web-based applications and add-ons to the enterprise software solutions, which provide supplemental functionality or further enhance the efficiency and throughput of the enterprise applications.

To support these software products, the Company provides software hosting, business process outsourcing, and revenue enhancement services, which give customers additional efficiency, revenue and capital cost reduction opportunities. The company also provides professional consulting services, which are predominantly focused on the installation and optimization of the company’s software products.

As of June 30, 2008, we served 354 unique customers in the health plan and benefits administrator markets, which we collectively refer to as payers. In the second quarter of 2008, these markets represented 93% and 7% of our total revenue, respectively.

We measure financial performance by monitoring revenue, bookings and backlog, and net income. Total revenue in the second quarter of 2008 was $117.0 million compared to $114.8 million for the same period in 2007. Services and other revenue in the second quarter of 2008 was $101.4 million compared to $91.4 million for the same period in 2007. Products revenue in the second quarter of 2008 was $15.6 million compared to $23.4 million for the same period in 2007. Bookings in the second quarter of 2008 were $61.7 million compared to $93.8 million for the same period in 2007. Backlog at June 30, 2008 was $1.1 billion compared to $944.4 million at June 30, 2007. Net income in the second quarter of 2008 was $4.8 million compared to $3.6 million for the same period in 2007. These financial comparisons are further explained in the section below, “Results of Operations.”

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

As part of our growth strategy, we intend to increase revenue per customer by continuing to introduce new complementary products and services, including new cost and quality of care products and services, to our established enterprise software and hosting and business process outsourcing services. Some of these service offerings, including hosting, business process outsourcing, and consulting have a higher cost of revenue, resulting in lower gross profit margins. Therefore, to the extent that our revenue increases through the sale of these lower margin product and service offerings, our total gross profit margin would likely decrease.

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

In May 2007, we made a decision to sunset our FACTS™ proprietary software product. A formal plan of restructuring was developed and includes four milestones to complete the final coding and release of FACTS™ 7.0. The final milestone to end sales and support of the FACTS™ software product is approximately March 31, 2009. However, we intend to convert as many of our existing FACTS™ customers as possible to our Facets®, QNXT™ or QicLink™ software platforms. The plan of restructuring includes the elimination of positions within the research and development group, which was formally communicated to all affected employees late in the second quarter of 2007. To retain key employees and to ensure that the final product milestones are achieved, benefit packages were provided and are contingent upon completion of these milestones. We currently estimate that the total amount of severance expense and retention bonuses to be accrued through the final milestone date on March 31, 2009 is approximately $1.0 million. As of June 30, 2008, we have accrued $736,000 related to severance expense and retention bonuses, which are reflected in cost of revenue – services and other and research and development in the consolidated statement of income. To date, $129,000 of these costs have been paid or otherwise settled.

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

In December 2007, our management and administrative services agreement with QualChoice of Arkansas, Inc. and QCA Health Plan (“QCA”) expired. In January 2008, we entered into a new seven-year hosting services agreement with QCA.

In February 2008, we granted cash-based performance units in lieu of restricted stock awards. These performance units are aligned with our multi-year strategic revenue targets. The expense for the performance units may be adjusted each period based on the current quarter contribution towards those multi-year revenue targets and the overall likelihood of payment, and therefore, may fluctuate dramatically from period to period. In the first six months of 2008, approximately $595,000 of expense related to performance units was recognized in the consolidated statement of income.

In June 2008, we determined that our Santa Ana facility was not occupied at its maximum capacity, and therefore, transferred the remaining employees to our corporate office in Newport Beach, California. The Santa Ana site was subsequently subleased to a third-party for a portion of the remaining lease term. As a result, we recorded a loss accrual of $103,000 for future obligations related to the facility, which is reflected in selling, general and administrative in the consolidated statement of income.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the product or service has been delivered, fees are fixed or determinable, collection is reasonably assured and all other significant obligations have been fulfilled. Our revenue is classified into two categories: services and other, and products. For the quarter ended June 30, 2008, approximately 87% of our total revenue was generated from services and other revenue and 13% was from products revenue.

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

For multiple element arrangements, such as software license, consulting services, outsourcing services and maintenance, and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” of SOP 97-2 or EITF 00-21, as applicable. VSOE of fair value is determined for each undelivered element based on how it is sold separately, or in the case of maintenance, the renewal rate. For arrangements in which VSOE of fair value does not exist for each undelivered element, including specified product and upgrade rights, revenue for the delivered element is deferred and not recognized until VSOE of fair value is available for the undelivered element or delivery of each element has occurred, unless the only undelivered element is a service in which revenue from the delivered element is recognized over the service period. In determining VSOE of fair value for the undelivered elements, no portion of the discount is allocated to specified or unspecified product or upgrade rights.

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

Up-front Payments to Customers. We may pay certain up-front amounts to our customers in connection with the establishment of our hosting and outsourcing services contracts. Under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” these payments are capitalized and amortized over the life of the contract as a reduction to revenue, provided that such amounts are recoverable from future revenue under the contract. If an up-front payment is not recoverable from future revenue or contract cancellation penalties paid by the customer, the amount will be expensed in the period it is deemed unrecoverable. Unamortized up-front fees were $4.1 million and $5.5 million as of June 30, 2008 and 2007, respectively.

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

On a quarterly basis, we monitor the expected net realizable value of the capitalized software for factors that would indicate impairment, such as a decline in the demand, the introduction of new technology, or the loss of a significant customer. As of June 30, 2008, our evaluation determined that the carrying amount of these assets was not impaired.

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

Revenue Information

Revenue by customer type and revenue mix for the three and six months ended June 30, 2008, and 2007, respectively, is as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Revenue by customer type:
Health plans	$109,389	93%	$104,740	91%	$208,415	93%	$209,031	92%
Benefits administration	7,628	7%	10,095	9%	15,422	7%	19,307	8%

Total revenue	$117,017	100%	$114,835	100%	$223,837	100%	$228,338	100%

Revenue mix:
Services and other revenue
Outsourced business services	$24,255	21%	$23,273	20%	$48,277	22%	$47,441	21%
Software maintenance	34,281	29%	30,755	27%	67,516	30%	60,568	26%
Consulting services and other	42,905	37%	37,404	33%	75,695	34%	73,198	32%

Services and other revenue total	101,441		91,432		191,488		181,207

Products revenue
Perpetual license fees	10,650	9%	19,775	17%	22,758	10%	40,260	18%
Term license fees	4,926	4%	3,628	3%	9,591	4%	6,871	3%

Products revenue total	15,576		23,403		32,349		47,131

Total revenue	$117,017	100%	$114,835	100%	$223,837	100%	$228,338	100%

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

	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07
12-month backlog	$313,000	$310,600	$238,400	$225,500	$229,000

Total backlog	$1,117,600	$1,144,800	$982,600	$941,100	$944,400

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

	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07
Quarterly bookings	$61,700	$236,400	$163,200	$74,500	$93,800

RESULTS OF OPERATIONS

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007.

Revenue. Total revenue increased $2.2 million, or 2%, to $117.0 million in the second quarter of 2008 from $114.8 million for the same period in 2007. This increase was primarily related to an increase of $10.0 million in services and other revenue offset by a decrease in products revenue of $7.8 million.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $10.0 million, or 11%, to $101.4 million in the second quarter of 2008 from $91.4 million for the same period in 2007. The net increase consisted of $5.5 million in consulting and other services revenue, $3.5 million in software maintenance revenue, and $1.0 million in outsourced business services revenue. Consulting and other services revenue related primarily to new implementation contracts signed in late 2007 and early 2008. Higher software maintenance revenue was triggered by large software license sales in late 2007 and early 2008, as well as annual pricing improvements in maintenance tied to increases in the consumer price index. The increase in outsourced business services revenue is partially attributable to new hosting agreements and increased membership for new and existing customers offset by termination agreements, including the QCA services agreement.

Products Revenue. Products revenue, which includes software license sales, decreased $7.8 million, or 33%, from $23.4 million in the second quarter of 2007 to $15.6 million for the same period in 2008. The decrease was due primarily to a decrease in perpetual license fees of $9.1 million offset by an increase in term license fees of $1.3 million.

Cost of Revenue – Services and Other. Cost of revenue for services and other includes costs for outsourced business services, consulting services and maintenance revenue. Cost of revenue for services and other increased $500,000, or 1%, to $50.9 million in the second quarter of 2008 from $50.4 million for the same period in 2007. This increase primarily related to higher compensation and related costs of $2.8 million from increased headcount, scheduled salary increases, and an allocation of labor costs from research and development for developers’ time spent on support and maintenance projects. In addition, higher telecommunication costs and an increase in infrastructure and technology investment of $1.0 million contributed to the overall increase. These increases were partially offset by $1.1 million from lower utilization of outsourced contractors on implementation projects and a $2.1 million reduction in overall costs from the termination of the QCA services agreement. As a percentage of total revenue, cost of revenue for services and other approximated 43% in the second quarter of 2008 compared to 44% for the same period in 2007.

Cost of Revenue – Products. Cost of revenue for products, excluding the amortization of acquired technology, decreased $500,000, or 10%, from $4.8 million in the second quarter of 2007 compared to $4.3 million for the same period in 2008. The decrease was primarily the result of lower amortization expense of $550,000 for capitalized R&D and $200,000 in lower investment in infrastructure and technology, offset by higher compensation and related costs of $300,000 from increased headcount and scheduled salary increases. As a percentage of total revenue, cost of revenue for products approximated 4% in the second quarter of both 2008 and 2007.

Gross Margin. Gross margin, excluding the amortization of acquired technology, increased slightly to 53% in the second quarter of 2008 compared to 52% for the same period in 2007. Gross margin was favorably impacted by a higher-margin mix of services and other revenue, operating efficiencies and pricing improvements offset by a lower volume of products revenue.

Research and Development (R&D) Expenses. R&D expenses remained relatively flat from $16.4 million in the second quarter of 2007 to $16.5 million for the same period for 2008. Lower compensation and related costs of $1.4 million were impacted by an allocation of costs to services and other due to developers’ time spent on support and maintenance projects. This decrease was largely offset by a $1.2 million increase due to increased expense of software development costs and an increase in other costs of $350,000 related primarily to higher utilization of outsourced contractors and facility-related costs. As a percentage of total revenue, R&D expenses approximated 14% for both the second quarter of 2008 and 2007. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $900,000 in the second quarter of 2008 and $2.1 million for the same period in 2007), was 95% in the second quarter of 2008 compared with 89% for the same period in 2007.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $3.1 million, or 11%, to $32.4 million in the second quarter of 2008 from $29.3 million for the same period in 2007. The increase was driven primarily by transaction costs of $2.1 million associated with the definitive merger agreement to sell the company to Apax Partners, $1.2 million in higher compensation and related costs impacted by increased headcount and scheduled salary increases, and a $700,000 increase due to executive severance expense. These increases were offset by a $900,000 decrease in the utilization of outsourced contractors, primarily for corporate strategy projects. As a percentage of total revenue, selling, general, and administrative expenses approximated 28% in the second quarter of 2008 compared to 26% for the same period in 2007.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets increased $200,000, or 9%, to $2.8 million in the second quarter of 2008 from $2.6 million for the same period in 2007 due to adjustments for the final valuation of intangible assets from the PDM and QCSI acquisitions.

Interest Income. Interest income decreased $1.3 million, or 45%, from $2.8 million in the second quarter of 2007 to $1.5 million for the same period in 2008. The decrease was driven by lower balances in our operating cash and investment accounts.

Interest Expense. Interest expense decreased $400,000, or 12%, from $3.5 million in the second quarter of 2007 to $3.1 million for the same period in 2008. The decrease in expense was driven by lower borrowings on our credit facility, lower principal balance and interest rates on the term loan, and the payoff of certain capital lease obligations. These decreases were partially offset by an increase in interest related to our convertible debt notes.

Change in Fair Value of Derivative Liabilities. In the second quarter of 2007, it was determined that upon execution of the 2012 Notes, we did not have sufficient authorized and unissued shares available to settle all of our commitments that would require the issuance of stock during the maximum period those commitments could remain outstanding. As a result, warrants to purchase approximately 3.0 million shares of the Company’s common stock did not meet the definition of an equity instrument and were recorded as a derivative financial instrument liability. A charge to earnings of $2.5 million was also recorded to reflect the increase in the fair value of the warrant liability. The situation was resolved in the third quarter of 2007. As of June 30, 2008, the Company had sufficient authorized shares to settle all of its commitments.

Provision for Income Taxes. Provision for income taxes was $3.8 million for the second quarter of 2008 compared to $4.5 million for the same period in 2007. The effective tax rate was 44.2% for the second quarter of 2008 compared to 55.4% for the same period in 2007. The decrease to the effective tax rate was primarily due to claiming the Federal section 199 manufacturing deduction, various state R&D tax credits and changes to state income taxes in 2008, as well as no tax benefit for the charge to earnings from the change in fair value of the warrant liability in 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

Revenue. Total revenue decreased $4.5 million, or 2%, from $228.3 million for the first six months of 2007 to $223.8 million for the same period in 2008. This decrease consisted of a $14.8 million decrease related to products revenue offset by an increase in services and other revenue of $10.3 million.

Services and Other Revenue. Services and other revenue includes outsourced business services (primarily software hosting and business process outsourcing), maintenance fees related to our software license contracts, consulting services and other revenue. Services and other revenue increased $10.3 million, or 6%, to $191.5 million in the first six months of 2008 from $181.2 million during the same period in 2007. The net increase consisted of a $7.0 million increase in software maintenance revenue, $2.5 million in consulting and other services revenue, and $800,000 in outsourced business services revenue. Higher software maintenance revenue was triggered by large software license sales in late 2007 and early 2008, as well as annual pricing improvements in maintenance tied to increases in the consumer price index. The increases in consulting and other services revenue related primarily to new implementation contracts signed in late 2007 and in the first quarter of 2008. The increase in outsourced business services revenue is partially attributable to new hosting agreements and increased membership for new and existing customers offset by termination agreements, including the QCA services agreement.

Products Revenue. Products revenue, which includes software license sales, decreased $14.8 million, or 31%, from $47.1 million in the first six months of 2007 to $32.3 million for the same period in 2008. The decrease was due primarily to a decrease in perpetual license fees of $17.5 million offset by an increase in term license fees of $2.7 million.

Cost of Revenue – Services and Other. Cost of revenue for services and other includes costs for outsourced business services, consulting services and maintenance revenue. Cost of revenue for services and other decreased $1.3 million, or 1%, from $100.0 million in the first six months of 2007 to $98.7 million for the same period in 2008. This decrease primarily related to $4.2 million of lower overall costs from the termination of the QCA services agreement, $2.6 million from lower utilization of outsourced contractors, and a decrease in overall travel of $900,000. These decreases were partially offset by higher compensation and related costs of $5.2 million from increased headcount, scheduled salary increases, and an allocation of labor costs from research and development for developers’ time spent on support and maintenance projects. In addition, telecommunication costs, infrastructure and technology investment, and professional fees increased a total of $1.3 million. As a percentage of total revenue, cost of revenue for services and other approximated 44% in the first six months of both 2008 and 2007.

Cost of Revenue – Products. Cost of revenue for products, excluding the amortization of acquired technology, decreased $1.1 million, or 10%, from $10.0 million in the first six months of 2007 compared to $8.9 million for the same period in 2008. The overall decrease was the result of lower amortization expense of $700,000 for capitalized R&D, $200,000 in lower compensation and related costs, and $200,000 in decreased investment in infrastructure and technology. As a percentage of total revenue, cost of revenue for products approximated 4% for the first six months of both 2008 and 2007.

Gross Margin. Gross margin, excluding the amortization of acquired technology, remained flat at 52% in the first six months of 2008 compared to the same period in 2007. Gross margin was favorably impacted by a higher-margin mix of services and other revenue, operating efficiencies and pricing improvements which were offset by a lower volume of products revenue.

Research and Development (R&D) Expenses. R&D expenses decreased $700,000, or 2%, from $32.2 million in the first six months of 2007 to $31.5 million for the same period for 2008. Lower compensation and related costs of $2.2 million were impacted by an allocation of costs to services and other due to developers’ time spent on support and maintenance projects. This decrease was largely offset by a $1.1 million increase due to increased expense of software development costs and an increase of $400,000 in facility-related costs. As a percentage of total revenue, R&D expenses approximated 14% for both the first six months of 2008 and 2007. R&D expenses, as a percentage of total R&D expenditures (which includes capitalized R&D expenses of $2.7 million in the first six months of 2008 and $3.8 million for the same period in 2007), was 92% in the first six months of 2008 compared with 89% for the same period in 2007.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.1 million, or 7%, to $61.2 million in the first six months of 2008 from $57.1 million for the same period in 2007. The increase was driven primarily by transaction costs of $2.9 million associated with the definitive merger agreement to sell the company to Apax Partners, $3.8 million in higher compensation and related costs impacted by increased headcount and scheduled salary increases, an increase in sales and marketing expenses of $900,000 resulting from the annual Payer conference and an overall increase in trade show activity, and a $700,000 increase due to executive severance expense. These increases were offset by a $2.1 million decrease in the utilization of outsourced contractors primarily for corporate strategy projects, $1.3 million in decreased investment in infrastructure and technology, and a reduction in recruiting and relocation fees of $600,000 attributed to the accounting department transition to Colorado last year. As a percentage of total revenue, selling, general, and administrative expenses approximated 27% in the first six months of 2008 compared to 25% for the same period in 2007.

Amortization of Intangible Assets. Amortization of intangible assets is comprised of acquired technology and acquired other intangible assets. In total, amortization of intangible assets remained flat at $5.6 million in the first six months of 2008 and 2007.

Interest Income. Interest income increased $100,000, or 4%, to $3.7 million in the first six months of 2008 from $3.6 million for the same period in 2007. The net increase was driven by higher balances in our operating cash account and offset by lower balances in our investment accounts.

Interest Expense. Interest expense increased $200,000, or 3%, to $6.3 million in the first six months of 2008 from $6.1 million for the same period in 2007. The decrease in expense was driven by lower borrowings on our credit facility, lower principal balance and interest rates on the term loan, and the payoff of certain capital lease obligations. These decreases were partially offset by an increase in interest related to our convertible debt notes.

Change in Fair Value of Derivative Liabilities. In the second quarter of 2007, it was determined that upon execution of the 2012 Notes, we did not have sufficient authorized and unissued shares available to settle all of our commitments that would require the issuance of stock during the maximum period those commitments could remain outstanding. As a result, warrants to purchase approximately 3.0 million shares of the Company’s common stock did not meet the definition of an equity instrument and were recorded as a derivative financial instrument liability. A charge to earnings of $2.5 million was recorded to reflect the increase in the fair value of the warrant liability. The situation was resolved in the third quarter of 2007. As of June 30, 2008, the Company had sufficient authorized shares to settle all of its commitments.

Provision for Income Taxes. Provision for income taxes was $6.4 million for the first six months of 2008 compared to $9.0 million for the same period in 2007. The effective tax rate was 42.4% for the first six months of 2008 compared to 48.3% for the same period in 2007. The decrease to the effective tax rate was primarily due to claiming the Federal section 199 manufacturing deduction, various state R&D tax credits and changes to state income taxes in 2008, as well as no tax benefit for the charge to earnings from the change in fair value of the warrant liability in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

As of June 30, 2008, cash available to fund our operations included cash and cash equivalents totaling $148.6 million. Our principal sources of liquidity include cash from operations, borrowings under our debt facility, proceeds from the issuance of convertible debt, cash obtained from our acquisitions, employee exercises of stock options and private financings, described as follows:

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

•

In January 2007, we amended and restated our Credit Agreement, initially established December 21, 2004, to add a term loan of up to $150.0 million and to extend the expiration date of the Credit Agreement, including our $100.0 million revolving credit facility, to January 5, 2011. As of June 30, 2008, we no had outstanding borrowings on the revolving line of credit and were in compliance with all applicable covenants and other restrictions under the Credit Agreement. In January 2007, we borrowed $75.0 million under the term loan to help fund our acquisition of QCSI, of which $64.3 million was outstanding as of June 30, 2008. We can borrow up to an additional $75.0 million under the term loan through and including March 31, 2009, at which time no additional funds can be borrowed under the term loan.

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

In January 2008, we invested $72.3 million in taxable note investments with an auction reset function (“auction rate securities”) collateralized by student loans which are substantially backed by the federal government and state agencies. Beginning in February 2008, auctions for our auction rate securities failed due to conditions in the market. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security. As of June 30, 2008, all of our auction rate securities continue to be rated AAA by Standard & Poor’s or Aaa by Moody’s despite the auction failures.

As of June 30, 2008, we determined the fair value of the auction rate securities no longer approximated their par value based on a discounted cash flow valuation model that was based on the collateralization of the underlying securities, the credit rating of the investment, the timing of expected future cash flows, and the expected duration until the securities trade again. As a result, we concluded that the auction rate securities were temporarily impaired and recorded an unrealized loss of approximately $4.6 million to reflect the revised fair value of the auction rate securities at $67.7 million. Given the uncertainty as to when the securities may be actively traded we have classified the auction rate securities as long-term investments.

We reviewed the classification of the impairment charges in accordance with the appropriate accounting literature, and concluded the impairment is temporary as of June 30, 2008. A temporary impairment charge results in an unrealized loss being recorded in the accumulated other comprehensive income component of stockholders’ equity. We believe this treatment is appropriate because the loss in value attributable to our auction rate securities is temporary in nature and we have the ability and intent to hold the auction rate securities until a recovery in market value takes place. We will continue to monitor and analyze our auction rate securities investments to determine whether the impairment continues to exist, and if so, how the impairment should be classified.

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

Summary of Cash Activities

As of June 30, 2008, we had cash and cash equivalents totaling $148.6 million. Significant cash flow activities for the six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided by operating activities	$30,150	$27,132
Purchase of investments	(77,200)	(195,640)
Sale of investments	4,900	142,575
Purchase of property and equipment and software licenses	(5,946)	(9,333)
Capitalization of software development costs	(2,685)	(3,829)
Purchase of intangible assets	(850)	—
Acquisitions, net of cash acquired	(9,622)	(143,196)
Proceeds from revolving line of credit, debt financings, notes payable and capital leases	1,066	428,731
Payments on revolving line of credit, notes payable and capital leases	(7,802)	(160,163)
Employee exercises of stock options and purchase of common stock	5,126	8,728
Excess tax benefits from stock-based compensation	4,636	—
Repurchase of common stock to treasury	(1,684)	—

Cash and cash equivalents decreased $59.9 million in the first six months of 2008 from $208.5 million at December 31, 2007 to $148.6 million at June 30, 2008. This decrease was primarily due to the purchase of investments of $77.2 million, a cash payment of $9.6 million to former QCSI stockholders, warrantholders, and optionholders (which included a $2.6 million Holdback payment along with a $7.0 million contingent consideration earned as of December 31, 2007), $8.6 million for capital spending, payments on our debt (including our revolving line of credit) of $7.8 million, a $1.7 million payment for the repurchase of common stock, and a $1.0 million purchase of intangible assets. These cash outflows were offset by cash provided by operating activities of $30.2 million, $5.1 million in proceeds from employee option exercises, sale of investments of $4.9 million, $4.6 million of tax benefits related to stock-based compensation, and net proceeds from debt financing of $1.0 million.

Commitments and Contingencies

The following tables summarize our estimated contractual obligations and other commercial commitments as of June 30, 2008 (in thousands):

	Payments (including interest) Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$601	$601	$—	$—	$—
Capital lease obligations	1,675	776	899	—	—
Operating leases	70,180	17,876	23,798	9,377	19,129
Convertible debt	388,506	5,338	10,675	238,087	134,406

Total contractual obligations	$460,962	$24,591	$35,372	$247,464	$153,535

	Amount of Commitment Expiration per Period
Other commercial commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$71,408	$13,770	$57,638	$—	$—
Standby letters of credit	1,990	1,000	308	—	682

Total other commercial commitments	$73,398	$14,770	$57,946	$—	$682

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

As of June 30, 2008, we had five unused standby letters of credit outstanding in the aggregate amount of $2.0 million, which serve as security deposits for certain operating leases.

Excluded from the tables above are certain potential payments to CareKey stockholders and optionholders as these payments are contingent upon the achievement of financial milestones and are payable in either cash or stock at our election. CareKey stockholders and optionholders are entitled to receive additional contingent consideration payments upon the achievement of certain revenue milestones during the period beginning upon acquisition and ending December 31, 2008. In addition, further consideration payable in cash or stock at our election, may be paid to former CareKey stockholders and optionholders if, prior to December 31, 2008, the acquired CareKey products generate revenues in excess of certain revenue milestones and/or if a negotiated multiple of software maintenance revenues of acquired CareKey products during the fiscal year ended December 31, 2009 exceed total purchase consideration made to those former CareKey stockholders and optionholders. As of June 30, 2008, $8.3 million of contingent considerations had been earned. This amount is payable as of March 31, 2009.

Also excluded from the tables above are certain potential payments to former PDM stockholders and optionholders. PDM security holders may be entitled to receive additional contingent consideration of $8.0 million on or before December 31, 2009 subject to reduction if certain revenue thresholds are not satisfied during the applicable measurement period or to the extent TriZetto is entitled to claims for indemnification as specified in the Merger Agreement. Additional contingent consideration of $5.0 million may be paid on June 30, 2009 if certain specified revenue thresholds are satisfied, provided that in no event will the aggregate consideration of all payments exceed $42.0 million. The contingent consideration is payable in a combination of cash and common stock.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s cumulative unrecognized tax benefits recorded in accordance with FIN 48 at June 30, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities as it relates to the $11.0 million of unrecognized tax benefits.

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

The interest rate on our $100.0 million revolving credit facility and $150.0 million term loan is a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.75% and 3.50% or (ii) the lending institution’s prime rate plus an adjustable applicable margin of between 0.0% and 2.0%, at our election, subject to specified restrictions, and is payable monthly in arrears or upon maturity date. The revolving credit facility and term loan expire in January 2011. As of June 30, 2008, we had outstanding no borrowings on the revolving line of credit and $64.3 million outstanding borrowings on the term loan.

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

Additionally, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 15, 2008, Plaintiff David P. Simonetti Rollover IRA filed a Verified Class Action Complaint in the Delaware Court of Chancery, entitled David P. Simonetti Rollover IRA, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Jeffrey H. Margolis, Donald J. Lothrop, Thomas B. Johnson, Paul F. Lefort, Jerry P. Widman, Nancy H. Handel, L. William Krause, Apax Partners, L.P., TZ Holdings, L.P., TZ Merger Sub, Inc., and The TriZetto Group Inc., Defendants, C.A. No. 3694-VCN (the “Simonetti Litigation”). The complaint sought, among other relief, certification of a class of all common stockholders of TriZetto who allegedly were harmed by the defendants’ actions challenged in the complaint, a declaration that the defendants had breached their fiduciary and other duties, entry of an order requiring defendants to take certain steps in connection with the proposed transaction, compensatory damages, costs and disbursements, including plaintiff’s counsel’s fees and experts’ fees. On May 20, 2008, the plaintiff in the Simonetti Litigation filed a First Amended Complaint, which added allegations that the defendants allegedly failed to disclose material facts regarding the Merger.

In addition to the Simonetti Litigation, two putative class action complaints were filed in the Superior Court of the State of California, County of Orange, alleging substantially similar claims as those alleged in the Simonetti Litigation. On May 28, 2008, the two California putative class actions were consolidated (the “Consolidated California Action”), and on June 5, 2008, the Consolidated California Action was stayed in favor of the Simonetti Litigation. On June 10, 2008, the plaintiffs in the Consolidated California Action filed a putative class action complaint in the Delaware Court of Chancery entitled City Of Fort Lauderdale Police And Firefighters’ Retirement System And Police And Fire Retirement System Of The City Of Detroit, Individually and On Behalf of All Others Similarly Situated, v. Jeffrey H. Margolis, et al., C.A. No. 3817-VCN (together with the Simonetti Litigation, the “Delaware Litigation” and collectively with the Consolidated California Action, the “Merger Litigation”). In addition, counsel for plaintiffs’ in the Consolidated California Action appeared as counsel in the Simonetti Litigation and joined in the discovery and briefing in the Simonetti Litigation in connection with the motion to preliminarily enjoin the Merger.

On June 27, 2008, the Delaware Court of Chancery issued a memorandum opinion and order (the “Order”) in the Simonetti Litigation, granting in part and denying in part the plaintiff’s motion for a preliminary injunction enjoining the proposed Merger. The Court preliminarily enjoined TriZetto from conducting or allowing any vote by its stockholders to approve the proposed Merger until TriZetto made curative supplemental disclosures relating to certain potential financial benefits of the Merger to TriZetto’s financial advisor, UBS Securities LLC (“UBS”), and its affiliates, upon consummation of the transactions contemplated by the Merger Agreement, based on its interest in certain convertible notes issued by TriZetto and related bond hedge and warrant transactions entered into with TriZetto in 2007 (the “Financial Advisor Disclosure”). The Court’s Order provided that, upon application, the Order could be vacated upon demonstration that TriZetto had provided appropriate curative disclosure.

Following the Court’s Order, counsel for the parties negotiated the contents of the Financial Advisor Disclosure. The parties thereafter entered into a stipulation agreeing upon the substance of the Financial Advisor Disclosure and submitted the Financial Advisor Disclosure to the Court for its approval. The Parties jointly requested that the Court vacate its Order preliminarily enjoining the Merger.

On July 2, 2008, the Court issued an order approving the parties’ stipulation and vacating the preliminary injunction Order dependent on TriZetto providing the Financial Advisor Disclosure forthwith. TriZetto provided the Financial Advisor Disclosure in the Definitive Additional Material, which was filed with the SEC on July 2, 2008 and mailed to TriZetto’s stockholders on or about July 3, 2008.

On July 8, 2008, the parties entered into a memorandum of understanding (“MOU”) to settle the Merger Litigation. Under the terms of the MOU, the parties agreed in good faith to attempt to agree upon and execute an appropriate Stipulation of Settlement and such other documentation as may be required to secure certification of the Settlement Class (as defined to include all record holders and beneficial owners of TriZetto common stock (excluding defendants, their immediate families, and affiliates) on any day during the period from April 11, 2008 (the date that the proposed Merger was publicly announced) to and including the effective date of consummation of the Merger, including the legal representatives, heirs, successors and successors in interest, transferees and assigns of all such foregoing holders and/or owners, immediate and remote, and any person or entity acting for or on behalf of, or claiming under, any of them and each of them) and obtain pursuant to Delaware Court of Chancery Rules 23(b)(1) and 23(b)(2) final Court approval of the settlement, and the dismissal of the Delaware Litigation and the Consolidated California Action. In addition to other customary provisions, the settlement will provide releases to all defendants of any claims arising from the process leading to the proposed Merger, any of the transactions contemplated by the Merger Agreement, and any disclosures made in connection with the Proxy Disclosure. In return, TriZetto agreed to provide additional explanation to TriZetto’s stockholders regarding certain matters disclosed in the Proxy Disclosure. This additional explanation was made in a Form 8-K filed on July 9, 2008. In accordance with the agreement to settle the Merger Litigation, the shares of common stock of TriZetto held by TriZetto’s executive officers were voted in the aggregate in the same proportion as the vote cast by the other stockholders voting on the Merger at the Special Meeting. The parties to the litigation are in the process of finalizing the Stipulation of Settlement to be submitted to the Court.

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

As of June 30, 2008, we were providing services to 354 unique customers. One of our customers, the Regence Group, represented approximately 10.1% of our consolidated revenue in the first six months of 2008. Although we typically enter into multi-year customer agreements, a majority of our customers are able to reduce or cancel their use of our services before the end of the contract term, subject to monetary penalties. We also provide services to some hosted customers without long-term contracts. In addition, many of our contracts are structured so that we generate revenue based on units of volume, which include the number of members, number of workstations or number of users. If our customers experience business difficulties and the units of volume decline or if a customer ceases operations for any reason, we will generate less revenue under these contracts and our operating results may be materially and adversely impacted.

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

As of June 30, 2008, our total consolidated long-term debt was $384.5 million. In addition, the Indentures do not restrict our ability to incur additional indebtedness, and we may choose to incur additional debt in the future. Our level of indebtedness could have important consequences to you, because:

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the six months ended June 30, 2008, the closing price of our common stock ranged from a high of $21.71 to a low of $15.81. The fluctuations in price of our common stock have occasionally been related to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock has also been influenced by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by us of our common stock during each month within the second quarter of 2008.

Month	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008 (1)	107	$20.99	—	—
May 1, 2008 – May 31, 2008 (2)	1,817	$21.05	—	—
June 1, 2008 – June 30, 2008	—		—	—

Total	1,924	$21.05	—	—

(1)	All 107 shares repurchased in April were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

(2)	All 1,817 shares repurchased in May were in connection with the satisfaction of employee tax obligations upon the vesting of restricted stock awards.

Item 4.	Submission of Matters to a Vote of Security Holders

Proposal 1	Votes For	Votes Against	Votes Abstained
To adopt the Agreement and Plan of Merger, dated as of April 11, 2007, by and among TZ Holdings, L.P., TZ Merger Sub, Inc. and TriZetto.	34,152,269	48,018	8,297

Item 6.	Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRIZETTO GROUP, INC.

Date: August 8, 2008	By:	/s/ Carl Long
Carl Long (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.